Form 10-Q
period 2020-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2020-10-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2020

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
On October 21, 2020, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,459,457

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$185,242	$161,817
Interest-bearing deposits in other banks	10,461,544	4,233,766
Federal funds sold and securities purchased under resale agreements	—	30,000
Investment securities	1,367,313	239,871
Loans held for sale ($639.0 million at September 30, 2020 and $2,571.3 million at December 31, 2019, at fair value)	648,009	2,577,134
Loans held for investment, mortgage finance	9,378,104	8,169,849
Loans held for investment (net of unearned income)	15,789,958	16,476,413
Less: Allowance for credit losses on loans	290,165	195,047
Loans held for investment, net	24,877,897	24,451,215
Mortgage servicing rights, net	95,323	64,904
Premises and equipment, net	26,653	31,212
Accrued interest receivable and other assets	753,123	740,051
Goodwill and intangible assets, net	17,768	18,099
Total assets	$38,432,872	$32,548,069

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$12,339,212	$9,438,459
Interest-bearing	19,620,275	17,040,134
Total deposits	31,959,487	26,478,593
Accrued interest payable	14,674	12,760
Other liabilities	354,318	318,094
Federal funds purchased and repurchase agreements	208,183	141,766
Other borrowings	2,700,000	2,400,000
Subordinated notes, net	282,400	282,129
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	35,632,468	29,746,748

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at September 30, 2020 and December 31, 2019	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares— 50,455,969 and 50,338,158 at September 30, 2020 and December 31, 2019, respectively	504	503
Additional paid-in capital	987,754	978,205
Retained earnings	1,655,317	1,663,671
Treasury stock (shares at cost: 417 at September 30, 2020 and December 31, 2019)	(8)	(8)
Accumulated other comprehensive income, net of taxes	6,837	8,950
Total stockholders’ equity	2,800,404	2,801,321
Total liabilities and stockholders’ equity	$38,432,872	$32,548,069
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$237,179	$329,344	$768,399	$971,889
Investment securities	3,674	2,316	7,881	6,036
Federal funds sold and securities purchased under resale agreements	1	554	692	1,090
Interest-bearing deposits in other banks	2,877	22,887	24,777	48,540
Total interest income	243,731	355,101	801,749	1,027,555
Interest expense
Deposits	27,830	80,967	122,298	222,550
Federal funds purchased	128	1,835	973	10,553
Other borrowings	3,365	14,703	17,516	46,681
Subordinated notes	4,191	4,191	12,573	12,573
Trust preferred subordinated debentures	648	1,237	2,573	3,863
Total interest expense	36,162	102,933	155,933	296,220
Net interest income	207,569	252,168	645,816	731,335
Provision for credit losses	30,000	11,000	226,000	58,000
Net interest income after provision for credit losses	177,569	241,168	419,816	673,335
Non-interest income
Service charges on deposit accounts	2,864	2,707	8,616	8,535
Wealth management and trust fee income	2,502	2,330	7,317	6,468
Brokered loan fees	15,034	8,691	33,813	21,093
Servicing income	7,329	3,549	18,195	9,409
Swap fees	484	1,196	4,709	2,828
Net gain/(loss) on sale of loans held for sale	25,242	(6,011)	51,265	(12,502)
Other	6,893	7,839	18,715	38,848
Total non-interest income	60,348	20,301	142,630	74,679
Non-interest expense
Salaries and employee benefits	84,096	80,722	262,080	238,235
Net occupancy expense	8,736	8,125	26,582	23,914
Marketing	3,636	14,753	20,146	40,548
Legal and professional	11,207	11,394	40,003	31,428
Communications and technology	31,098	10,805	87,649	31,025
FDIC insurance assessment	6,374	5,220	19,363	14,480
Servicing-related expenses	12,287	8,165	48,758	19,613
Merger-related expenses	—	—	17,756	—
Other	8,307	10,245	31,173	33,420
Total non-interest expense	165,741	149,429	553,510	432,663
Income before income taxes	72,176	112,040	8,936	315,351
Income tax expense	15,060	23,958	2,823	67,756
Net income	57,116	88,082	6,113	247,595
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income/(loss) available to common stockholders	$54,678	$85,644	$(1,200)	$240,282
Other comprehensive income/(loss)
Change in unrealized gain/(loss) on available-for-sale debt securities arising during period, before tax	$8,053	$884	$(2,674)	$10,752
Income tax expense/(benefit) related to unrealized loss on available-for-sale debt securities	1,692	186	(561)	2,259
Other comprehensive income/(loss), net of tax	6,361	698	(2,113)	8,493
Comprehensive income	$63,477	$88,780	$4,000	$256,088
Basic earnings/(loss) per common share	$1.08	$1.70	$(0.02)	$4.78
Diluted earnings/(loss) per common share	$1.08	$1.70	$(0.02)	$4.77
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at June 30, 2019	6,000,000	$150,000	50,297,969	$503	$972,219	$1,516,044	(417)	$(8)	$8,313	$2,647,071
Comprehensive income:
Net income	—	—	—	—	—	88,082	—	—	—	88,082
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	698	698
Total comprehensive income										88,780
Stock-based compensation expense recognized in earnings	—	—	—	—	3,023	—	—	—	—	3,023
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	20,102	—	(443)	—	—	—	—	(443)
Balance at September 30, 2019	6,000,000	$150,000	50,318,071	$503	$974,799	$1,601,688	(417)	$(8)	$9,011	$2,735,993

Balance at June 30, 2020	6,000,000	$150,000	50,436,089	$504	$983,144	$1,600,639	(417)	$(8)	$476	$2,734,755
Comprehensive income:
Net income	—	—	—	—	—	57,116	—	—	—	57,116
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	6,361	6,361
Total comprehensive income										63,477
Stock-based compensation expense recognized in earnings	—	—	—	—	4,799	—	—	—	—	4,799
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	19,880	—	(189)	—	—	—	—	(189)
Balance at September 30, 2020	6,000,000	$150,000	50,455,969	$504	$987,754	$1,655,317	(417)	$(8)	$6,837	$2,800,404

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2018 (audited)	6,000,000	$150,000	50,201,127	$502	$967,890	$1,361,406	(417)	$(8)	$518	$2,480,308
Comprehensive income:
Net income	—	—	—	—	—	247,595	—	—	—	247,595
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	8,493	8,493
Total comprehensive income										256,088
Stock-based compensation expense recognized in earnings	—	—	—	—	8,565	—	—	—	—	8,565
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	108,176	1	(1,656)	—	—	—	—	(1,655)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at September 30, 2019	6,000,000	$150,000	50,318,071	$503	$974,799	$1,601,688	(417)	$(8)	$9,011	$2,735,993

Balance at December 31, 2019 (audited)	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards, net of taxes(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive income:
Net income	—	—	—	—	—	6,113	—	—	—	6,113
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(2,113)	(2,113)
Total comprehensive income										4,000
Stock-based compensation expense recognized in earnings	—	—	—	—	11,348	—	—	—	—	11,348
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	117,811	1	(1,799)	—	—	—	—	(1,798)
Balance at September 30, 2020	6,000,000	$150,000	50,455,969	$504	$987,754	$1,655,317	(417)	$(8)	$6,837	$2,800,404

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2016-13. See Note 1 to the consolidated financial statements for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine months ended September 30,
(in thousands)	2020	2019
Operating activities
Net income	$6,113	$247,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	226,000	58,000
Depreciation and amortization	51,716	26,085
Net (gain)/loss on sale of loans held for sale	(51,265)	12,502
Increase in valuation allowance on mortgage servicing rights	20,933	8,360
Stock-based compensation expense	12,064	12,973
Purchases and originations of loans held for sale	(8,963,499)	(7,288,823)
Proceeds from sales and repayments of loans held for sale	10,859,458	6,534,879
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(16,912)	(156,803)
Accrued interest payable and other liabilities	25,222	115,636
Net cash provided by/(used in) operating activities	2,169,830	(429,596)
Investing activities
Purchases of investment securities	(1,140,935)	(111,131)
Principal payments received on investment securities	12,042	5,534
Originations of mortgage finance loans	(157,016,926)	(99,799,613)
Proceeds from pay-offs of mortgage finance loans	155,808,671	97,725,705
Net decrease/(increase) in loans held for investment, excluding mortgage finance loans	553,026	(143,741)
Purchase of premises and equipment, net	(2,705)	(15,047)
Proceeds from sale of other real estate owned, net	—	79
Net cash used in investing activities	(1,786,827)	(2,338,214)
Financing activities
Net increase in deposits	5,480,894	6,807,190
Costs from issuance of stock related to stock-based awards and warrants	(1,798)	(1,655)
Preferred dividends paid	(7,313)	(7,313)
Net increase/(decrease) in other borrowings	300,000	(1,400,000)
Net increase/(decrease) in federal funds purchased and repurchase agreements	66,417	(501,207)
Net cash provided by financing activities	5,838,200	4,897,015
Net increase in cash and cash equivalents	6,221,203	2,129,205
Cash and cash equivalents at beginning of period	4,425,583	3,080,065
Cash and cash equivalents at end of period	$10,646,786	$5,209,270
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$154,019	$282,559
Cash paid during the period for income taxes	21,747	85,314
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
On December 9, 2019, the Company and Independent Bank Group, Inc. (“IBTX”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions therein, the Company would be merged with and into IBTX. On May 22, 2020, the Company and IBTX entered into an agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement. Neither party paid a termination fee in connection with the termination of the Merger Agreement.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States ("GAAP") and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Revision of Prior Period Financial Statements
During the second quarter of 2020, the Company identified an error in our historical financial statements related to the accounting for certain share-based liabilities of a consolidated entity that contained put features, whereby the liabilities were not remeasured to their puttable value at each period end. The aggregate amount of the errors at each period end represented 1% or less of our stockholders' equity in all prior periods. In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, individually or in the aggregate with other previously identified immaterial errors, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, we have revised our previously reported financial information contained in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 to correct the immaterial error, as well as other previously identified immaterial errors. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable.
A summary of revisions to certain previously reported financial information is presented below:
Revised Consolidated Balance Sheet as of December 31, 2019

(in thousands)	As Reported	Adjustment	As Revised
Other liabilities	$287,157	$30,937	$318,094
Total liabilities	29,715,811	30,937	29,746,748
Retained Earnings	1,694,608	(30,937)	1,663,671
Total Equity	2,832,258	(30,937)	2,801,321

Revised Consolidated Statement of Operations and Other Comprehensive Income/(Loss)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Salaries and employee benefits expense	$80,106	$616	$80,722	$234,818	$3,417	$238,235
Other non-interest expense	10,802	(557)	10,245	35,483	(2,063)	33,420
Total non-interest expense	149,370	59	149,429	431,309	1,354	432,663
Income before tax	112,099	(59)	112,040	316,705	(1,354)	315,351
Net income	88,141	(59)	88,082	248,949	(1,354)	247,595
Net income available to common stockholders	85,703	(59)	85,644	241,636	(1,354)	240,282
Comprehensive income	88,839	(59)	88,780	257,442	(1,354)	256,088
Revised Consolidated Statement of Stockholders' Equity

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Beginning balance retained earnings	$1,537,425	$(21,381)	$1,516,044	$1,381,492	$(20,086)	$1,361,406
Beginning balance total equity	2,668,452	(21,381)	2,647,071	2,500,394	(20,086)	2,480,308
Ending balance retained earnings	1,623,128	(21,440)	1,601,688	1,623,128	(21,440)	1,601,688
Ending balance total equity	2,757,433	(21,440)	2,735,993	2,757,433	(21,440)	2,735,993
The share-based liabilities relate to agreements with certain employees of a subsidiary of the Company that was acquired in 2005. The terms of the agreements include a put feature that, when exercised, requires mandatory settlement by the Company of the share-based liability at a formulaic price. The put feature causes the liability to be remeasured to current puttable value at each period end. The impact of adjusting the liability to puttable value at each period end is recorded in salaries and employee benefits expense. During the second quarter of 2020, put features were exercised on a portion of the outstanding liability. As of September 30, 2020, the carrying value of these share-based liabilities totaled $7.2 million and is recorded in other liabilities on the consolidated balance sheets.
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
When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the estimated fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.
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
Investment Securities
Available-for-Sale
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities' amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment.
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
All debt securities are available-for-sale as of September 30, 2020 and December 31, 2019.
Included in debt securities available-for-sale are Credit Risk Transfer ("CRT") securities. CRT securities represent unsecured obligations issued by government sponsored entities ("GSEs") such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which we share in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount we will recover on the notes is reduced by our share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. Unrealized losses recognized in accumulated other comprehensive income ("AOCI") for the CRT securities are primarily related to the difference between the current market rate for similar securities and the stated interest rate and are not considered to be related to credit loss events. The CRT securities are generally interest-only for an initial period of time and may be restricted from being transferred until a future date.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except share and per share data)	2020	2019	2020	2019
Numerator:
Net income	$57,116	$88,082	$6,113	$247,595
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income/(loss) available to common stockholders	$54,678	$85,644	$(1,200)	$240,282
Denominator:
Denominator for basic earnings per share—weighted average shares	50,446,691	50,305,844	50,417,563	50,273,485
Effect of employee stock-based awards(1)	126,382	110,558	103,984	119,277
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,573,073	50,416,402	50,521,547	50,392,762
Basic earnings/(loss) per common share	$1.08	$1.70	$(0.02)	$4.78
Diluted earnings/(loss) per common share	$1.08	$1.70	$(0.02)	$4.77

(1)
SARs and RSUs outstanding of 480,062 at September 30, 2020 and 107,615 at September 30, 2019 have not been included in diluted earnings/(loss) per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Available-for-sale debt securities:
U.S. Government Agency Securities	$125,000	$—	$(1,052)	$123,948
Residential mortgage-backed securities	1,004,279	490	(2,987)	1,001,782
Tax-exempt asset-backed securities	184,963	15,858	—	200,821
Credit risk transfer securities	14,713	—	(3,655)	11,058
Total	$1,328,955	$16,348	$(7,694)	$1,337,609

December 31, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,991	$275	$—	$5,266
Tax-exempt asset-backed securities	183,225	13,802	—	197,027
Credit risk transfer securities	14,713	—	(2,749)	11,964
Total	$202,929	$14,077	$(2,749)	$214,257

(1)	Excludes accrued interest receivable of $3.3 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
September 30, 2020
Available-for-sale:
U.S. Government Agency Securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	123,948	—	123,948
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$653	$17,514	$986,112	$1,004,279
Estimated fair value	—	719	17,521	983,542	1,001,782
Weighted average yield(3)	—%	4.58%	1.08%	1.25%	1.25%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	184,963	184,963
Estimated fair value	—	—	—	200,821	200,821
Weighted average yield(2)(3)	—%	—%	—%	4.92%	4.92%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,058	11,058
Weighted average yield(3)	—%	—%	—%	0.15%	0.15%
Total available-for-sale debt securities:
Amortized cost					$1,328,955
Estimated fair value					$1,337,609

December 31, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,005	$—	$3,986	$4,991
Estimated fair value	—	1,088	—	4,178	5,266
Weighted average yield(3)	—%	5.54%	—%	4.31%	4.55%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	183,225	183,225
Estimated fair value	—	—	—	197,027	197,027
Weighted average yield(2)(3)	—%	—%	—%	5.32%	5.32%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,964	11,964
Weighted average yield(3)	—%	—%	—%	1.71%	1.71%
Total available-for-sale debt securities:
Amortized cost					$202,929
Estimated fair value					$214,257

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020
U.S. Government Agency Securities	$123,948	$(1,052)	$—	$—	$123,948	$(1,052)
Residential mortgage-backed securities	$879,209	$(2,987)	$—	$—	$879,209	$(2,987)
CRT securities	—	—	11,058	(3,655)	11,058	(3,655)
Total	$1,003,157	$(4,039)	$11,058	$(3,655)	$1,014,215	$(7,694)
December 31, 2019
CRT securities	$11,964	$(2,749)	$—	$—	$11,964	$(2,749)

We conduct periodic reviews of securities with unrealized losses to evaluate whether the decline in fair value has resulted from credit losses or other factors. Based on the results of our periodic review, at September 30, 2020 management believes that all of our unrealized losses have resulted from factors not deemed credit-related and no allowance for credit loss was recorded. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the non credit-related unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the non credit-related unrealized losses in AOCI.
Available-for-sale debt securities with carrying values of approximately $33.0 million and $2.0 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at September 30, 2020. The comparative amounts at December 31, 2019 were $3.5 million and $1.2 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At September 30, 2020 and December 31, 2019, we had $29.7 million and $25.6 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net gains recognized during the period	$1,350	$37	$1,285	$1,876
Less: Realized net gains/(losses) recognized during the period on equity securities sold	177	111	(68)	87
Unrealized net gains/(losses) recognized during the period on equity securities still held	$1,173	$(74)	$1,353	$1,789

(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	September 30, 2020	December 31, 2019
Commercial	$8,786,917	$9,133,444
Energy	968,993	1,425,309
Mortgage finance(1)	9,378,104	8,169,849
Real estate	6,112,672	6,008,040
Gross loans held for investment(2)	25,246,686	24,736,642
Deferred income (net of direct origination costs)	(78,624)	(90,380)
Allowance for credit losses on loans	(290,165)	(195,047)
Total loans held for investment, net(2)	$24,877,897	$24,451,215

(1)	Balances at September 30, 2020 and December 31, 2019 are stated net of $1.1 billion and $682.7 million of participations sold, respectively.

(2)	Excludes accrued interest receivable of $57.2 million and $63.4 million at September 30, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2020
Commercial
(1-7) Pass	$1,104,589	$2,973,613	$661,999	$384,067	$207,610	$256,339	$2,764,619	$33,888	$8,386,724
(8) Special mention	319	36,072	21,423	35,407	9,208	9,371	14,067	9,226	135,093
(9) Substandard - accruing	17,476	30,923	46,453	40,670	11,875	9,737	43,533	1,922	202,589
(9+) Non-accrual	9,167	10,202	386	11,030	2,144	22,191	7,260	131	62,511
Total commercial	$1,131,551	$3,050,810	$730,261	$471,174	$230,837	$297,638	$2,829,479	$45,167	$8,786,917
Energy
(1-7) Pass	$1,009	$14,500	$25,472	$10,423	$21,400	$68,284	$553,125	$250	$694,463
(8) Special mention	—	27,909	22,394	—	—	15,314	64,037	—	129,654
(9) Substandard - accruing	—	—	30,977	—	—	—	40,088	—	71,065
(9+) Non-accrual	—	—	—	5,968	11,822	34,336	19,873	1,812	73,811
Total energy	$1,009	$42,409	$78,843	$16,391	$33,222	$117,934	$677,123	$2,062	$968,993
Mortgage finance
(1-7) Pass	$628,926	$1,111,019	$824,564	$531,556	$148,745	$6,133,294	$—	$—	$9,378,104
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$628,926	$1,111,019	$824,564	$531,556	$148,745	$6,133,294	$—	$—	$9,378,104
Real estate
CRE
(1-7) Pass	$257,066	$877,307	$949,785	$631,875	$229,186	$456,647	$100,067	$74,789	$3,576,722
(8) Special mention	—	333	56,081	66,742	49,755	52,454	—	6,385	231,750
(9) Substandard - accruing	—	—	12,002	—	—	34,610	—	1,250	47,862
(9+) Non-accrual	—	—	4,028	—	—	237	—	—	4,265
RBF
(1-7) Pass	158,135	134,598	117,955	21,943	7,029	25,175	506,363	—	971,198
(8) Special mention	—	577	—	—	—	—	—	—	577
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	156,602	160,006	123,021	123,932	91,834	114,276	19,035	32,551	821,257
(8) Special mention	—	11,423	8,604	26,952	9,351	27,740	—	1,018	85,088
(9) Substandard - accruing	—	—	—	4,496	—	2,745	—	—	7,241
(9+) Non-accrual	—	—	—	—	1,107	6,133	—	13,901	21,141
Secured by 1-4 family
(1-7) Pass	46,521	63,274	48,779	61,165	85,470	32,718	4,725	—	342,652
(8) Special mention	—	—	—	—	—	1,774	—	—	1,774
(9) Substandard - accruing	—	—	—	818	—	109	—	—	927
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$618,324	$1,247,518	$1,320,255	$937,923	$473,732	$754,836	$630,190	$129,894	$6,112,672
Total loans held for investment	$2,379,810	$5,451,756	$2,953,923	$1,957,044	$886,536	$7,303,702	$4,136,792	$177,123	$25,246,686

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Additional Qualitative Reserve	Total
Nine months ended September 30, 2020
Allowance for credit losses on loans:
Beginning balance	$102,254	$60,253	$2,265	$30,275	$—	$195,047
Impact of CECL adoption	(15,740)	24,154	2,031	(1,860)	—	8,585
Provision for credit losses on loans	47,263	127,470	430	44,799	—	219,962
Charge-offs	35,376	100,239	—	—	—	135,615
Recoveries	883	1,303	—	—	—	2,186
Net charge-offs (recoveries)	34,493	98,936	—	—	—	133,429
Ending balance	$99,284	$112,941	$4,726	$73,214	$—	$290,165
Nine months ended September 30, 2019
Allowance for credit losses on loans:
Beginning balance	$96,814	$34,882	$—	$52,595	$7,231	$191,522
Provision for credit losses on loans	30,309	42,243	1,966	(7,204)	(7,231)	60,083
Charge-offs	30,869	31,828	—	177	—	62,874
Recoveries	1,300	107	—	—	—	1,407
Net charge-offs (recoveries)	29,569	31,721	—	177	—	61,467
Ending balance	$97,554	$45,404	$1,966	$45,214	$—	$190,138

During the first quarter of 2020, we adopted ASU 2016-13, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $9.1 million, which included a $563,000 increase to the allowance for off-balance sheet credit losses, with no impact to the consolidated statement of income. We recorded a $30.0 million provision for credit losses for the third quarter of 2020, compared to $100.0 million for the second quarter of 2020 and $11.0 million for the third quarter of 2019. The decreased provision for credit losses in the third quarter of 2020 as compared to the second quarter of 2020 resulted primarily from a decrease in charge-offs. We recorded $1.6 million in net charge-offs during the third quarter of 2020, compared to $74.1 million during the second quarter of 2020 and $36.9 million during the third quarter of 2019. Criticized loans totaled $1.1 billion at September 30, 2020, compared to $584.1 million at December 31, 2019 and $536.3 million at September 30, 2019. Criticized loan levels have remained heightened throughout 2020 due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic or that are in categories that are expected to be more significantly impacted by COVID-19.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral Type
(in thousands)	Business Assets	Real Property	Oil/Gas Mineral Reserves	Rolling Stock	U.S. Government Guaranty	Total
September 30, 2020
Commercial	$26,243	$—	$—	$774	$544	$27,561
Energy	—	—	41,102	—	—	41,102
Real estate
Other	—	5,650	—	—	—	5,650
Total collateral-dependent loans held for investment	$26,243	$5,650	$41,102	$774	$544	$74,313

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual loans as of June 30, 2020(2)	Current	Total	Non-accrual With No Allowance
September 30, 2020
Commercial	$25,387	$1,650	$12,248	$39,285	$62,511	$8,685,121	$8,786,917	$19,367
Energy	20,670	—	1,995	22,665	73,811	872,517	968,993	25,090
Mortgage finance loans	—	—	—	—	—	9,378,104	9,378,104	—
Real estate
CRE	24,158	9,619	1,250	35,027	4,265	3,821,307	3,860,599	4,028
RBF	—	—	—	—	—	971,775	971,775	—
Other	1,018	—	—	1,018	21,141	912,568	934,727	20,796
Secured by 1-4 family	897	497	403	1,797	218	343,556	345,571	—
Total loans held for investment	$72,130	$11,766	$15,896	$99,792	$161,946	$24,984,948	$25,246,686	$69,281

(1)
Loans past due 90 days and still accruing includes premium finance loans of $11.9 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(2)
As of September 30, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the nine months ended September 30, 2020. Accrued interest of $1.0 million was reversed during the nine months ended September 30, 2020.

On January 1, 2020, the date we adopted CECL, non-accrual loans totaled $225.4 million, and included $88.6 million in commercial loans, $125.0 million in energy loans, $9.4 million in CRE loans, $881,000 in real estate-other loans and
$1.4 million in secured by 1-4 family loans.
As of September 30, 2020 and December 31, 2019, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at September 30, 2020 and December 31, 2019, $47.7 million and $35.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at September 30, 2020 and September 30, 2019 of loans restructured during the nine months ended September 30, 2020 and September 30, 2019 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Nine months ended September 30, 2020
Commercial loans	2	$7,636	2	$14,663	4	$22,299
Energy loans	1	5,969	3	13,469	4	19,438
Total	3	$13,605	5	$28,132	8	$41,737

Nine months ended September 30, 2019
Commercial loans	1	$1,824	—	$—	$1	$1,824
Energy loans	1	3,941	—	—	1	3,941
Total	2	$5,765	—	$—	2	$5,765

Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At September 30, 2020 and 2019, all of the above restructured loans were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for credit losses at September 30, 2020 or 2019. As of September 30, 2020 and 2019, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
In response to the COVID-19 pandemic, we implemented a short-term modification program in late March 2020 to provide temporary payment relief to borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through September 30, 2020, we granted temporary modifications on 483 loans with a total outstanding balance of $1.3 billion, resulting in the deferral of $10.7 million in interest payments. As of September 30, 2020, 73 loans with a total outstanding balance of $166.2 million remain on deferral, of which $61.2 million have been granted a second deferral. Under the applicable guidance, none of these loans were considered restructured as of September 30, 2020.
(5) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Outstanding balance(1):
Beginning balance	$2,568,362	$1,949,785
Loans purchased and originated	8,963,499	7,288,823
Payments and loans sold	(10,889,549)	(6,571,942)
Ending balance	642,312	2,666,666
Fair value adjustment:
Beginning balance	8,772	19,689
Increase/(decrease) to fair value	(3,075)	(12,130)
Ending balance	5,697	7,559
Loans held for sale at fair value	$648,009	$2,674,225

(1)
Includes $9.0 million and $5.8 million of loans held for sale that are carried at lower of cost or market as of September 30, 2020 and December 31, 2019, respectively, as well as $7.1 million and $299,000 as of September 30, 2019 and December 31, 2018, respectively.

No loans held for sale were on non-accrual as of September 30, 2020 or December 31, 2019. At September 30, 2020 and December 31, 2019, we had $15.6 million and $8.2 million, respectively, of loans held for sale that were 90 days or more past due. The $15.6 million in loans held for sale that were 90 days or more past due at September 30, 2020 included $3.7 million of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $15.6 million were $11.9 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2019, $6.0 million of the $8.2 million in loans held for sale that were 90 days or more past due were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $1.9 million were loans that we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met.
From time to time we retain the right to service the loans sold through our Mortgage Correspondent Aggregation ("MCA") program, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
MSRs:
Balance, beginning of year	$70,707	$42,474
Capitalized servicing rights	76,905	22,610
Amortization	(25,553)	(7,599)
Balance, end of period	$122,059	$57,485
Valuation allowance:
Balance, beginning of year	$5,803	$—
Increase in valuation allowance	20,933	8,360
Balance, end of period	$26,736	$8,360
MSRs, net	$95,323	$49,125
MSRs, fair value	$95,323	$49,125

At September 30, 2020 and December 31, 2019, our servicing portfolio of residential mortgage loans had outstanding principal balances of $12.7 billion and $6.7 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-

interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $173.5 million at September 30, 2020 and $63.7 million at December 31, 2019.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At September 30, 2020, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates experienced in the first nine months of 2020, which resulted in a $20.9 million impairment charge, compared to an $8.4 million impairment charge for the first nine months of 2019. To mitigate exposure to potential impairment charges from adverse changes in the fair value of our residential MSR portfolio, we enter into certain derivative contracts, as is further discussed in Note 10 - Derivative Financial Instruments. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	September 30, 2020	December 31, 2019
Average discount rates	9.11%	9.06%
Expected prepayment speeds	16.96%	13.11%
Weighted-average life, in years	4.7	5.8

A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	September 30, 2020	December 31, 2019
50 bp adverse change in prepayment speed	$(11,049)	$(10,768)
100 bp adverse change in prepayment speed	(13,100)	(17,965)

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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $1.0 million and $3.6 million at September 30, 2020 and December 31, 2019, respectively, and is recorded in other liabilities on the consolidated balance sheets. $7.8 million in make-whole obligation payments were made during the nine months ended September 30, 2020 compared to $4.5 million during the nine months ended September 30, 2019. The increase in make-whole obligation payments is primarily related to an increase in early payoffs resulting from the declining interest rate environment.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Beginning balance of allowance for off-balance sheet credit losses	$12,268	$10,790	$8,640	$11,434
Impact of CECL adoption	—	—	563	—
Provision for off-balance sheet credit losses	2,973	(1,439)	6,038	(2,083)
Ending balance of allowance for off-balance sheet credit losses	$15,241	$9,351	$15,241	$9,351

(in thousands)			September 30, 2020	December 31, 2019
Commitments to extend credit - period end balance			$8,356,525	$8,066,655
Standby letters of credit - period end balance			$258,491	$261,405

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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In the third quarter of 2020, a final rule was issued that was substantially similar to the interim rule issued in the first quarter. In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2020 and December 31, 2019. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
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

	Actual		For Capital Adequacy Purposes		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2020
CET1
Company	$2,654,677	9.05%	$2,052,372	7.00%	N/A	N/A
Bank	2,688,350	9.18%	2,049,511	7.00%	1,903,117	6.50%
Total capital (to risk-weighted assets)
Company	3,470,192	11.84%	3,078,558	10.50%	N/A	N/A
Bank	3,345,075	11.42%	3,074,266	10.50%	2,927,873	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,914,677	9.94%	2,492,166	8.50%	N/A	N/A
Bank	2,848,350	9.73%	2,488,692	8.50%	2,342,298	8.00%
Tier 1 capital (to average assets)(1)
Company	2,914,677	7.58%	1,537,325	4.00%	N/A	N/A
Bank	2,848,350	7.41%	1,536,902	4.00%	1,921,127	5.00%
December 31, 2019
CET1
Company	$2,653,999	8.88%	$2,091,591	7.00%	N/A	N/A
Bank	2,676,513	8.96%	2,090,870	7.00%	1,941,522	6.50%
Total capital (to risk-weighted assets)
Company	3,398,345	11.37%	3,137,926	10.50%	N/A	N/A
Bank	3,262,144	10.92%	3,136,305	10.50%	2,986,957	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,912,529	9.75%	2,540,226	8.50%	N/A	N/A
Bank	2,835,043	9.49%	2,538,913	8.50%	2,389,565	8.00%
Tier 1 capital (to average assets)(1)
Company	2,912,529	8.42%	1,383,640	4.00%	N/A	N/A
Bank	2,835,043	8.20%	1,383,190	4.00%	1,728,988	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At September 30, 2020, our mortgage finance loans were $9.4 billion compared to the average for the quarter ended September 30, 2020 of $9.1 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the nine months ended September 30, 2020, or 2019.

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
The table below summarizes our stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Stock-settled awards:
SARs	$—	$—	$—	$6
RSUs	4,794	3,015	11,326	8,532
Restricted stock	5	8	22	27
Cash-settled units	236	1,005	716	4,408
Total	$5,035	$4,028	$12,064	$12,973

(in thousands except period data)	September 30, 2020
Unrecognized compensation expense related to unvested stock-settled awards	$33,314
Weighted average period over which expense is expected to be recognized, in years	2.9

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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2020
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$123,948	$—
Residential mortgage-backed securities	—	1,001,782	—
Tax-exempt asset-backed securities	—	—	200,821
CRT securities	—	—	11,058
Equity securities(1)(2)	22,442	7,262	—
Loans held for sale(3)	—	632,071	6,974
Loans held for investment(4)	—	—	36,490
Derivative assets(5)	—	124,627	—
Derivative liabilities(5)	—	114,259	—
Non-qualified deferred compensation plan liabilities(6)	23,342	—	—

December 31, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$5,266	$—
Tax-exempt asset-backed securities	—	—	197,027
CRT securities	—	—	11,964
Equity securities(1)(2)	18,484	7,130	—
Loans held for sale(3)	—	2,564,281	7,043
Loans held for investment(4)	—	—	109,585
Derivative assets(5)	—	48,684	—
Derivative liabilities(5)	—	51,310	—
Non-qualified deferred compensation plan liabilities(6)	18,484	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended September 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$191,417	$—	$(2,248)	$—	$11,652	$200,821
CRT securities	$10,953	$—	$—	$—	$105	$11,058
Loans held for sale(2)	$6,159	$785	$(170)	$132	$68	$6,974
Three months ended September 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$201,339	$—	$(4,116)	$—	$390	$197,613
CRT securities	$10,953	$—	$—	$—	$502	$11,455
Loans held for sale(2)	$10,930	$—	$(2,056)	$102	$222	$9,198

Nine months ended September 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$8,470	$(6,733)	$—	$2,057	$200,821
CRT securities	$11,964	$—	$—	$—	$(906)	$11,058
Loans held for sale(2)	$7,043	$1,105	$(1,634)	$248	$212	$6,974
Nine months ended September 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$(4,254)	$—	$14,053	$197,613
CRT securities	$—	$15,044	$—	$(331)	$(3,258)	$11,455
Loans held for sale(2)	$16,415	$—	$(8,466)	$450	$799	$9,198

(1)
Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2020, the discount rates utilized ranged from 2.55% to 2.66% and the weighted-average life ranged from 6.3 years to 7.5 years. On a combined amortized cost weighted-average basis a discount rate of 2.61% and weighted-average life of 6.9 years were utilized to determine the fair value of these securities at September 30, 2020. At December 31, 2019, the combined weighted-average discount rate and weighted-average life utilized were 2.99% and 7.0 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2020, the discount rates utilized ranged from 2.76% to 7.57% and the weighted-average life ranged from 6.6 years to 10.8 years. On a combined amortized cost weighted-average basis a discount rate of 4.36% and a weighted-average life of 8.0 years were utilized to determine the fair value of these securities at September 30, 2020. At December 31, 2019, the combined weighted-average discount rate and combined weighted-average life utilized were 4.54% and 9.3 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At September 30, 2020, the fair value of these loans was calculated using a weighted-average discounted price of 96.8%, compared to 94.1% at December 31, 2019.

Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $36.5 million fair value of loans held for investment at September 30, 2020 reported above includes loans held for investment with a carrying value of $74.3 million that were reduced by specific allowance allocations totaling $37.8 million based on collateral valuations utilizing Level 3 inputs. The $109.6 million fair value of loans held for investment at December 31, 2019 reported above includes loans with a carrying value of $145.4 million that were reduced by specific allowance allocations totaling $35.8 million based on collateral valuations utilizing Level 3 inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$10,646,786	$10,646,786	$4,425,583	$4,425,583
Investment securities	22,442	22,442	18,484	18,484
Level 2 inputs:
Investment securities	1,132,992	1,132,992	12,396	12,396
Loans held for sale	632,071	632,071	2,570,091	2,570,091
Derivative assets	124,627	124,627	48,684	48,684
Level 3 inputs:
Investment securities	211,879	211,879	208,991	208,991
Loans held for sale	6,974	6,974	7,043	7,043
Loans held for investment, net	24,877,897	24,925,427	24,451,215	24,478,586
Financial liabilities:
Level 2 inputs:
Federal funds purchased	202,605	202,605	132,270	132,270
Customer repurchase agreements	5,578	5,578	9,496	9,496
Other borrowings	2,700,000	2,700,000	2,400,000	2,400,000
Subordinated notes	282,400	289,012	282,129	292,302
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	114,259	114,259	51,310	51,310
Level 3 inputs:
Deposits	31,959,487	31,960,471	26,478,593	26,486,090

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
(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	September 30, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,919,938	$—	$108,977	$1,548,234	$182	$46,518
Commercial loan/lease interest rate caps	652,188	23	—	639,163	32	—
Foreign currency forward contracts	2,229	7	98	2,219	169	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,919,938	108,977	—	1,548,234	46,518	182
Commercial loan/lease interest rate caps	652,188	—	23	639,163	—	32
Foreign currency forward contracts	2,229	98	7	2,219	—	169
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	260,000	81	211	—	—	—
Forward sale commitments	155,000	351	8	—	—	—
Loans held for sale:
Loan purchase commitments	1,295,374	15,090	86	214,012	1,965	4
Forward sale commitments	1,525,000	—	4,849	2,654,653	—	4,587
Gross derivatives		124,627	114,259		48,866	51,492
Offsetting derivative assets/liabilities		—	—		(182)	(182)
Net derivatives included in the consolidated balance sheets		$124,627	$114,259		$48,684	$51,310

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
The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	June 30, 2020 Weighted-Average Interest Rate		December 31, 2019 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.21%	1.42%	3.94%	3.26%

The weighted-average strike rate for outstanding interest rate caps was 3.38% at September 30, 2020 and 3.29% at December 31, 2019.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $124.6 million at September 30, 2020, and approximately $48.7 million at December 31, 2019. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At September 30, 2020, we had $123.4 million in cash collateral pledged for these derivatives, of which $119.7 million was included in interest-bearing deposits in other banks and $3.7 million was included in accrued interest receivable and other assets. At December 31, 2019, we had $56.6 million in cash collateral pledged for these derivatives, of which $54.3 million was included in interest-bearing deposits in other banks and $2.3 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 8 risk participation agreements where we are a participant bank with a notional amount of $110.2 million at September 30, 2020, compared to 12 risk participation agreements having a notional amount of $146.7 million at December 31, 2019. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $6.3 million at September 30, 2020 and $3.6 million at December 31, 2019. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2020 and December 31, 2019. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 16 risk participation agreements where we are the lead bank having a notional amount of $166.3 million at September 30, 2020, compared to 12 agreements having a notional amount of $145.9 million at December 31, 2019.
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
The following discussion and analysis of our financial condition as of September 30, 2020 and December 31, 2019 and results of operations for the three and nine month periods ended September 30, 2020 and September 30, 2019 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2019, and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2019 Form 10-K, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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

•
The failure to manage information systems risk or to prevent cyber-attacks against us, our customers or our third party vendors, or to manage risks from disruptions or security breaches affecting us, our customers or our third party vendors, which risks have been materially enhanced by our increased reliance on technology to support associates working outside our offices.

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

•	Uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the expected transition away from LIBOR toward new interest rate benchmarks.

•
Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to maintain well capitalized or well managed status or regulatory enforcement actions against us, and uncertainty related to future implementation and enforcement of regulatory requirements resulting from the current political environment.

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
On December 9, 2019, we and Independent Bank Group, Inc. ("IBTX") entered into a merger agreement to combine the companies in an all-stock merger of equals. On May 22, 2020, we and IBTX mutually agreed to terminate the merger agreement. The termination was approved by each company's board of directors after careful consideration of the significant impact of the COVID-19 pandemic on global markets and on the companies' ability to fully realize the benefits expected to be achieved through the merger. Neither party paid a termination fee in connection with the termination of the merger agreement.
In response to the pressures of the current economic environment and a refinement of our strategy, we took actions during the second and third quarters of 2020 which are expected to decrease our non-interest expenses, including a workforce reduction and write-offs of certain software assets. Significant transactions affecting our income statement during the nine months ended September 30, 2020 included:

•
$226.0 million provision for credit losses; driven by an increase in charge-offs and reserve build related to higher criticized loan levels and continued economic uncertainty from the COVID-19 pandemic,

•
$42.1 million in non-recurring software expenses; including $36.2 million in write-offs of certain software assets and $5.9 million in technology expense related to the roll-out of our Paycheck Protection Program ("PPP") capabilities,

•	$18.0 million in severance accruals related to the workforce reduction referenced above,

•	$17.8 million in merger-related expenses, and

•	$20.9 million MSR impairment.
While these expenses had a significant impact on our year-to-date operating results, we believe that we are better positioned to improve our core profitability going forward as the non-interest expense items are not expected to recur in future periods.
We continue to focus on balance sheet strength and while we intend to operate with above-average liquidity in response to the uncertain economic environment, we believe opportunities exist to improve core earnings by reducing or replacing higher cost funding sources and improving the earning asset mix.
Our organic growth model and the depth of talent on our team have built a resilient business with lasting client relationships and a record of value creation through dynamic markets and business cycles.

Impact of COVID-19
Overview
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Many of the more restrictive orders have been eased, allowing businesses to open and operate at higher capacities, which has boosted commercial and consumer activity during the third quarter of 2020. The risk of future reimplementation of restrictions on businesses in response to increasing infection rates remains significant.
Legislative Developments
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law, and made significant changes to the PPP to provide additional relief for small businesses, increasing flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions, extending the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules, and relaxing the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. On July 4, 2020, Congress enacted a new law to extend the deadline for applying for a PPP loan to August 8, 2020.
We have partnered with a web-based commercial and SBA lending software provider to manage the origination, processing, closing and monitoring of SBA loans and have set up the Texas Capital Bank SBA PPP Loan Portal to provide borrowers the ability to apply and qualify for PPP loans. As of September 30, 2020, we had funded $717.5 million in PPP loans. Those loans have an outstanding balance of $715.0 million as of September 30, 2020. We also implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through September 30, 2020, we granted temporary modifications on 483 loans with a total outstanding loan balance of $1.3 billion, resulting in the deferral of $10.7 million in interest payments. As of September 30, 2020, 73 loans with a total outstanding balance of $166.2 million remain on deferral, of which $61.2 million have been granted a second deferral.
Impact on Our Financial Statements and Results of Operations
Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. As a result of the shelter-at-home mandate that was in force early in the second quarter of 2020, commercial activity throughout the state of Texas, as well as nationally, decreased significantly. As of September 30, 2020, most regions in Texas have allowed businesses to re-open at limited capacities and with caution as to social-distancing and other restrictions. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic. This continued depression in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue for the remainder of 2020, especially if COVID-19 infections increase and new economic restrictions are mandated. Our borrowing base includes customers in industries such as energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We continue to monitor these customers closely.

Future economic conditions are subject to significant uncertainty. We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Current economic pressures and their effects on our customers, coupled with the implementation of the CECL expected loss methodology for determining our allowance for credit losses, have contributed to a substantially increased provision for credit losses for the first nine months of 2020. We continue to monitor closely the impact of the COVID-19 pandemic on our customers, as well as the effects of the CARES Act and the new Act. Uncertainties associated with the pandemic include the duration of the outbreak, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 has had, and is expected to continue to have, a significant adverse impact on our business, financial position and operating results. The extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 and in 2021 cannot be reasonably or reliably estimated at this time.
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
Energy Portfolio
Outstanding energy loans totaled $969.0 million, or 4% of total loans, at September 30, 2020, compared to $1.4 billion, or 6% of total loans, at December 31, 2019 and $1.5 billion, or 6% of total loans, at September 30, 2019. Our energy loan portfolio is primarily comprised of loans to exploration and production (“E&P”) companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. At September 30, 2020, loans to E&P companies represented approximately 70% of total energy loans outstanding. The majority of this portfolio consists of first lien, senior secured, reserve-based loans, which we believe is the lowest-risk form of energy lending. At September 30, 2020 approximately 40% of our exposure was located in lower cost production areas such as the Permian Basin and Eagle Ford.
We recorded $739,000 in net recoveries during the three months ended September 30, 2020, compared to $62.4 million in net charge-offs during the three months ended June 30, 2020. Energy non-accruals also improved during the third quarter of 2020, decreasing to $73.8 million at September 30, 2020 compared to $103.9 million at June 30, 2020 and $63.2 million at September 30, 2019.
We continue to proactively manage our energy portfolio and overall credit quality. Energy loans are reviewed quarterly and a formal borrowing base re-determination for reserve-based loans is completed semi-annually to ensure that borrowing capacity is commensurate with asset values. Cash flows are assessed in the context of specific risk factors including commodity prices with corollary sensitivities, commodity hedges and select credit criteria. Reserves allocated to energy loans totaled $112.9 million, or 12% of outstanding energy loans, at September 30, 2020, compared to $102.7 million, or 9% of outstanding energy loans, at June 30, 2020 and $45.4 million, or 3% of outstanding energy loans, at September 30, 2019. At September 30, 2020 approximately 70% of our E&P clients are hedged 50% or more for 2020 and approximately 50% of our E&P clients are hedged 50% or more for 2021. We believe that this hedge coverage compares favorably to the energy downturn experienced in 2015 and 2016.
Results of Operations
Summary of Performance
We reported net income of $57.1 million and net income available to common stockholders of $54.7 million for the third quarter of 2020 compared to net income of $88.1 million and net income available to common stockholders of $85.6 million for the third quarter of 2019. On a fully diluted basis, earnings per common share were $1.08 for the third quarter of 2020, compared to $1.70 for the third quarter of 2019. Return on average common equity (“ROE”) was 8.24% and return on average assets ("ROA") was 0.59% for the third quarter of 2020, compared to 13.21% and 1.06%, respectively, for the third quarter of 2019. The decline in net income, ROE and ROA for the third quarter of 2020 resulted primarily from a $44.6 million decline net interest income and a $19.0 million increase in the provision for credit losses, offset by a $40.0 million increase in non-interest income.
Net income and net loss available to common stockholders for the nine months ended September 30, 2020 totaled $6.1 million and $1.2 million, respectively, compared to net income and net income available to common stockholders of $247.6 million and $240.3 million, respectively, for the same period in 2019. On a fully diluted basis, earnings/(loss) per common share were

$(0.02) for the nine months ended September 30, 2020, compared to $4.77 for the same period in 2019. ROE was (0.06)% and ROA was 0.02% for the nine months ended September 30, 2020 compared to 12.92% and 1.11%, respectively, for the same period in 2019.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended September 30, 2020			Three months ended September 30, 2019
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$525,149	$1,905	1.44%	$39,744	$357	3.56%
Investment securities – non-taxable(2)	190,797	2,239	4.67%	200,090	2,480	4.92%
Federal funds sold and securities purchased under resale agreements	12,051	1	0.04%	100,657	554	2.18%
Interest-bearing deposits in other banks	11,028,962	2,877	0.10%	4,184,217	22,887	2.17%
Loans held for sale	543,606	3,867	2.83%	2,555,269	26,206	4.07%
Loans held for investment, mortgage finance	9,061,984	76,464	3.36%	8,118,025	68,660	3.36%
Loans held for investment(1)(2)	16,286,036	157,230	3.84%	16,901,391	235,557	5.53%
Less reserve for credit losses on loans	264,769	—	—	212,898	—	—
Loans held for investment, net	25,083,251	233,694	3.71%	24,806,518	304,217	4.87%
Total earning assets	37,383,816	244,583	2.60%	31,886,495	356,701	4.44%
Cash and other assets	1,037,760			1,000,117
Total assets	$38,421,576			$32,886,612
Liabilities and Stockholders’ Equity
Transaction deposits	$4,275,574	$6,652	0.62%	$3,577,905	$18,442	2.04%
Savings deposits	12,786,719	12,808	0.40%	10,331,078	45,586	1.75%
Time deposits	2,844,083	8,370	1.17%	2,706,434	16,939	2.48%
Total interest-bearing deposits	19,906,376	27,830	0.56%	16,615,417	80,967	1.93%
Other borrowings	2,811,435	3,493	0.49%	2,896,477	16,538	2.27%
Subordinated notes	282,343	4,191	5.91%	281,979	4,191	5.90%
Trust preferred subordinated debentures	113,406	648	2.28%	113,406	1,237	4.33%
Total interest-bearing liabilities	23,113,560	36,162	0.62%	19,907,279	102,933	2.05%
Demand deposits	12,202,065			9,992,406
Other liabilities	314,500			264,506
Stockholders’ equity	2,791,451			2,722,421
Total liabilities and stockholders’ equity	$38,421,576			$32,886,612
Net interest income(2)		$208,421			$253,768
Net interest margin			2.22%			3.16%
Net interest spread			1.98%			2.39%
Loan spread(3)			3.33%			3.48%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$203,437	$2,364	1.55%	$36,452	$918	3.37%
Investment securities – non-taxable(2)	194,049	6,983	4.81%	169,163	6,479	5.12%
Federal funds sold and securities purchased under resale agreements	151,892	692	0.61%	64,384	1,090	2.26%
Interest-bearing deposits in other banks	9,265,177	24,777	0.36%	2,841,699	48,540	2.28%
Loans held for sale	1,350,581	33,894	3.35%	2,392,404	79,116	4.42%
Loans held for investment, mortgage finance	8,267,307	206,306	3.33%	6,705,960	178,551	3.56%
Loans held for investment(1)(2)	16,632,017	529,981	4.26%	16,849,987	717,541	5.69%
Less reserve for loan losses	234,587	—	—	203,968	—	—
Loans held for investment, net	24,664,737	736,287	3.99%	23,351,979	896,092	5.13%
Total earning assets	35,829,873	804,997	3.00%	28,856,081	1,032,235	4.78%
Cash and other assets	1,030,076			945,623
Total assets	$36,859,949			$29,801,704
Liabilities and Stockholders’ Equity
Transaction deposits	$3,991,908	$26,232	0.88%	$3,440,245	$52,480	2.04%
Savings deposits	12,133,598	62,279	0.69%	9,332,059	128,253	1.84%
Time deposits	3,039,619	33,787	1.48%	2,317,339	41,817	2.41%
Total interest-bearing deposits	19,165,125	122,298	0.85%	15,089,643	222,550	1.97%
Other borrowings	3,146,756	18,489	0.78%	3,110,761	57,234	2.46%
Subordinated notes	282,253	12,573	5.95%	281,890	12,573	5.96%
Trust preferred subordinated debentures	113,406	2,573	3.03%	113,406	3,863	4.55%
Total interest-bearing liabilities	22,707,540	155,933	0.92%	18,595,700	296,220	2.13%
Demand deposits	11,028,119			8,333,719
Other liabilities	293,101			236,136
Stockholders’ equity	2,831,189			2,636,148
Total liabilities and stockholders’ equity	$36,859,949			$29,801,704
Net interest income(2)		$649,064			$736,015
Net interest margin			2.42%			3.41%
Net interest spread			2.08%			2.65%
Loan spread(3)			3.39%			3.65%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2020/2019			Nine months ended September 30, 2020/2019
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$1,307	$5,628	$(4,321)	$1,950	$6,817	$(4,867)
Loans held for sale	(22,339)	(20,637)	(1,702)	(45,222)	(31,939)	(13,283)
Loans held for investment, mortgage finance loans	7,804	7,994	(190)	27,755	42,770	(15,015)
Loans held for investment	(78,327)	(8,577)	(69,750)	(187,560)	(9,085)	(178,475)
Federal funds sold and securities purchased under resale agreements	(553)	(487)	(66)	(398)	1,523	(1,921)
Interest-bearing deposits in other banks	(20,010)	37,438	(57,448)	(23,763)	111,280	(135,043)
Total	(112,118)	21,359	(133,477)	(227,238)	121,366	(348,604)
Interest expense:
Transaction deposits	(11,790)	3,587	(15,377)	(26,248)	8,411	(34,659)
Savings deposits	(32,778)	10,832	(43,610)	(65,974)	38,657	(104,631)
Time deposits	(8,569)	860	(9,429)	(8,030)	12,891	(20,921)
Other borrowings	(13,045)	(487)	(12,558)	(38,745)	820	(39,565)
Long-term debt	(589)	5	(594)	(1,290)	15	(1,305)
Total	(66,771)	14,797	(81,568)	(140,287)	60,794	(201,081)
Net interest income	$(45,347)	$6,562	$(51,909)	$(86,951)	$60,572	$(147,523)

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $207.6 million for the three months ended September 30, 2020, compared to $252.2 million for the same period in 2019. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, offset by a decrease in funding costs. Average earning assets for the three months ended September 30, 2020 increased by $5.5 billion compared to the same period in 2019, including a $476.1 million increase in average total investment securities, reflecting our strategy of utilizing excess liquidity to build our investment portfolio, a $276.7 million increase in average total loans held for investment, primarily attributable to increases in average mortgage finance loans related to lower long-term interest rates, and a $6.8 billion increase in average liquidity assets, offset by a $2.0 billion decrease in average loans held for sale. The increase in average liquidity assets was the result of actions taken by management in the first nine months of 2020 to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. While we intend to operate with above-average liquidity in response to the uncertain economic environment, we believe opportunities exist to improve core earnings by reducing or replacing higher-cost funding sources and improving the earning asset mix. The decrease in average loans held for sale compared to the third quarter of 2019 resulted from holding purchased loans for shorter durations than in prior periods in order to limit exposure to forbearance risk caused by current economic uncertainties. The decline in net interest income on loans held for sale resulting from shorter hold times was offset by an increase in non-interest income. Average interest-bearing liabilities increased for the three months ended September 30, 2020 compared to the same period in 2019 and included a $3.3 billion increase in average interest-bearing deposits, offset by an $85.0 million decrease in average other borrowings. Net interest margin for the three months ended September 30, 2020 was 2.22% compared to 3.16% for the same period in 2019. The decrease was primarily due to the effect of decreases in interest rates on earning asset yields, coupled with the shift in earning asset composition, primarily the increases in investment securities and liquidity assets and decreases in loans held for sale and loans held for investment, excluding mortgage finance, offset by lower funding costs compared to the third quarter of 2019.

The yield on total loans held for investment decreased to 3.71% for the three months ended September 30, 2020 compared to 4.87% for the same period in 2019, and the yield on earning assets decreased to 2.60% for the three months ended September 30, 2020 compared to 4.44% for the same period in 2019. The average cost of total deposits and borrowed funds decreased to 0.36% for the third quarter of 2020 from 1.31% for the third quarter of 2019. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 2.24% for the third quarter of 2020 compared to 3.13% for the third quarter of 2019. The decrease was primarily a result of declining loan yields offset by a decrease in the cost of interest-bearing liabilities. Total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 0.38% for the third quarter of 2020 compared to 1.25% for the third quarter of 2019.
Net interest income was $645.8 million for the nine months ended September 30, 2020 compared to $731.3 million for the same period in 2019. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, offset by a decrease in funding costs. Average earning assets increased for the nine months ended September 30, 2020, compared to the same period in 2019 and included a $191.9 million increase in average total investment securities, a $1.3 billion increase in average total loans held for investment and a $6.5 billion increase in average liquidity assets, offset by a $1.0 billion decrease in average loans held for sale. The increases in average total investment securities and liquidity assets were the result of deliberate actions taken by management to enhance the strength of our balance sheet as described above. The decrease in average loans held for sale was due to holding purchased loans for shorter durations as mentioned above. Average interest-bearing liabilities increased for the nine months ended September 30, 2020, compared to the same period in 2019, and included a $4.1 billion increase in average interest-bearing deposits and a $36.0 million increase in average other borrowings. Net interest margin for the nine months ended September 30, 2020 was 2.42% compared to 3.41% for the same period of 2019. The decrease was primarily due to the effect of decreases in interest rates on earning asset yields, coupled with the shift in earning asset composition, primarily the increases in investment securities and liquidity assets and decrease in loans held for sale, offset by lower funding costs compared to the same period in 2019.
The yield on total loans held for investment decreased to 3.99% for the nine months ended September 30, 2020, compared to 5.13% for the prior year period, and the yield on earning assets decreased to 3.00% for the nine months ended September 30, 2020, compared to 4.78% for the same period in 2019. The average cost of total deposits and borrowed funds decreased to 0.56% for the nine months ended September 30, 2020 from 1.41% for the same period in 2019. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 2.44% for 2020 compared to 3.37% for 2019. The decrease was primarily a result of a declining loan yields offset by a decrease in the cost of interest-bearing liabilities. Total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.57% for the nine months ended September 30, 2020, compared to 1.34% for the same period in 2019.
Non-interest Income

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$2,864	$2,707	$8,616	$8,535
Wealth management and trust fee income	2,502	2,330	7,317	6,468
Brokered loan fees	15,034	8,691	33,813	21,093
Servicing income	7,329	3,549	18,195	9,409
Swap fees	484	1,196	4,709	2,828
Net gain/(loss) on sale of loans held for sale	25,242	(6,011)	51,265	(12,502)
Other(1)	6,893	7,839	18,715	38,848
Total non-interest income	$60,348	$20,301	$142,630	$74,679

(1)
Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock, income from legal settlements and other general operating income.

Non-interest income increased by $40.0 million during the three months ended September 30, 2020 to $60.3 million, compared to $20.3 million for the same period in 2019. This increase was primarily due to a $31.3 million increase in net gain/(loss) on sale of loans held for sale and a $6.3 million increase in brokered loan fees. The increase in net gain/(loss) on sale of loans held for sale was due to favorable economics and lower hedge costs in the third quarter of 2020 as a result of holding purchased loans for shorter durations than in prior periods, which was offset by the decline in net interest income on loans held for sale noted above. The increase in brokered loan fees was due to an increase in total mortgage finance volumes during the three months ended September 30, 2020 compared to the same period in 2019.
Non-interest income increased by $68.0 million during the nine months ended September 30, 2020 to $142.6 million, compared to $74.7 million for the same period in 2019. This increase was primarily due to a $63.8 million increase in net gain/(loss) on sale of loans held for sale, a $12.7 million increase in brokered loans fees and an $8.8 million increase in servicing income, partially offset by a $20.1 million decrease in other non-interest income. The increase in net gain/(loss) on sale of loans held for sale was due to favorable economics and lower hedge costs in 2020 as a result of holding purchased loans for shorter durations than in prior periods. The increase in brokered loan fees was due to an increase in total mortgage finance volumes during the nine months ended September 30, 2020, compared to the same period in 2019, and the increase in servicing income was due to an overall increase in MSR balances held. The decrease in other non-interest income resulted primarily from $15.0 million in settlements of legal claims during the nine months ended September 30, 2019 not present in 2020.
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
Non-interest Expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Salaries and employee benefits	$84,096	$80,722	$262,080	$238,235
Net occupancy expense	8,736	8,125	26,582	23,914
Marketing	3,636	14,753	20,146	40,548
Legal and professional	11,207	11,394	40,003	31,428
Communications and technology	31,098	10,805	87,649	31,025
FDIC insurance assessment	6,374	5,220	19,363	14,480
Servicing-related expenses	12,287	8,165	48,758	19,613
Merger-related expenses	—	—	17,756	—
Other(1)	8,307	10,245	31,173	33,420
Total non-interest expense	$165,741	$149,429	$553,510	$432,663

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended September 30, 2020 increased $16.3 million compared to the same period in 2019. The increase was primarily due to an increase in communications and technology expenses, primarily due to the write-off of $15.4 million in software assets in the three months ended September 30, 2020, partially offset by a decrease in marketing expense.
Non-interest expense for the nine months ended September 30, 2020 increased $120.8 million compared to 2019. The increase was primarily due to increases in salaries and employee benefits, communication and technology, servicing-related expenses and merger-related expenses, partially offset by a decrease in marketing expenses. The increases in salaries and employee benefits and communications and technology expense were primarily due to the severance accruals and non-recurring software expenses, respectively, mentioned above. The full impact on salaries and employee benefits expense from the reduction in workforce and on software amortization expense from the software write-offs recorded in the nine months ended September 30, 2020 is expected to be realized in non-interest expense in the first half of 2021, with meaningful reductions in run-rate occurring in the fourth quarter of 2020. Further software write-offs are not expected in the fourth quarter of 2020. The increase in servicing-related expenses was primarily due to higher MSR amortization expense resulting from an increase in the cost basis of our MSR asset as well as from higher mortgage prepayment rates, and an increase in impairment expense.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	September 30, 2020	December 31, 2019
(in thousands)
Commercial	$8,786,917	$9,133,444
Energy	968,993	1,425,309
Mortgage finance	9,378,104	8,169,849
Real estate	6,112,672	6,008,040
Gross loans held for investment	$25,246,686	$24,736,642
Deferred income (net of direct origination costs)	(78,624)	$(90,380)
Allowance for credit losses on loans	(290,165)	$(195,047)
Total loans held for investment, net	$24,877,897	$24,451,215
Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 38% of total loans held for investment at September 30, 2020, an increase compared to 33% at December 31, 2019. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates and tend to peak at the end of each month. Traditional loans held for investment decreased 4% during the first nine months of 2020. The majority of the decrease was in our commercial and energy portfolios, and was partially offset by the addition of $715.0 million in PPP loan balances at September 30, 2020. We continue the strategy of planned reductions in portfolios that have experienced higher historic losses, primarily energy and leveraged lending.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2020, we had $1.8 billion in syndicated loans, $449.7 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2020, $473,000 of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of September 30, 2020, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Non-accrual loans(1)
Commercial
Assets of the borrowers	$35,829	$57,901	$21,975
Inventory	15,266	26,426	18,133
Other	11,416	4,308	6,013
Total commercial	62,511	88,635	46,121
Energy
Oil and gas properties	73,811	125,049	63,189
Total energy	73,811	125,049	63,189
Real estate
Assets of the borrowers	14,663	—	—
Commercial property	5,437	1,751	1,167
Single family residences	218	1,449	1,452
Other	5,306	8,500	8,757
Total real estate	25,624	11,700	11,376
Total non-performing assets	$161,946	$225,384	$120,686
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(2)	$15,896	$17,584	$29,648
Loans held for sale past due 90 days and accruing(3)	$15,631	$8,207	$9,187

(1)
As of September 30, 2020, December 31, 2019 and September 30, 2019, non-accrual loans included $47.7 million, $35.1 million and $15.5 million, respectively, in loans that met the criteria for restructured.

(2)	At September 30, 2020, December 31, 2019 and September 30, 2019, loans past due 90 days and still accruing includes premium finance loans of $11.9 million, $8.5 million and $9.2 million, respectively.

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

Total non-performing assets at September 30, 2020 decreased $63.4 million from December 31, 2019 and increased $41.3 million compared to September 30, 2019. The decrease from December 31, 2019 was primarily related to charge-offs of energy and leveraged lending loans during the first nine months of 2020. The year-over-year increase is primarily related to our energy and real estate portfolios. Non-accrual energy loans totaled $73.8 million (46% of total NPAs) at September 30, 2020, compared to $63.2 million (52% of total NPAs) at September 30, 2019. Non-accrual leveraged lending loans totaled $31.3 million (19% of total NPAs) at September 30, 2020 compared to $28.3 million (23% of total NPAs) at September 30, 2019. The COVID-19 pandemic has had an adverse effect on our non-performing assets and, based on the current trajectory, we anticipate that continued adverse impacts will occur in subsequent quarters.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2020, we had $129.5 million in loans of this type, compared to $46.6 million at December 31, 2019 and $58.2 million at September 30, 2019.
Summary of Credit Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We adopted ASU 2016-13 on January 1, 2020, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the Current Expected Credit Loss ("CECL") model. Upon adoption, the allowance for credit losses was increased by $9.1 million, with no impact on the consolidated statement of income. We recorded a $30.0 million provision for credit losses for the third quarter of 2020, compared to $100.0 million in the second quarter of 2020 and $11.0 million in the third quarter of 2019. The decrease from the second quarter of 2020 resulted primarily from a decrease in charge-offs. We recorded $1.6 million in net charge-offs during the third quarter of 2020, compared to $74.1 million during the second quarter of 2020 and $36.9 million during the third quarter of 2019. Criticized loans totaled $1.1 billion at September 30, 2020, compared to $1.0 billion at June 30, 2020 and $536.4 million at September 30, 2019. Criticized loan levels remain elevated due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic or that are in categories that are expected to be more significantly impacted by COVID-19.
The table below presents a summary of our loan loss experience:

Nine months ended September 30, 2020	Year ended December 31, 2019	Nine months ended September 30, 2019
(in thousands except percentage and multiple data)
Allowance for credit losses on loans:
Beginning balance	$195,047	$191,522	$191,522
Impact of CECL adoption	8,585	—	—
Loans charged-off:
Commercial	35,376	44,837	30,869
Energy	100,239	32,625	31,828
Real estate	—	177	177
Total charge-offs	135,615	77,639	62,874
Recoveries:
Commercial	883	3,054	1,300
Energy	1,303	316	107
Total recoveries	2,186	3,370	1,407
Net charge-offs	133,429	74,269	61,467
Provision for credit losses on loans	219,962	77,794	60,083
Ending balance	$290,165	$195,047	$190,138
Allowance for off-balance sheet credit losses:
Beginning balance	$8,640	$11,434	$11,434
Impact of CECL adoption	563	—	—
Provision for off-balance sheet credit losses	6,038	(2,794)	(2,083)
Ending balance	$15,241	$8,640	$9,351
Total allowance for credit losses	$305,406	$203,687	$199,489
Total provision for credit losses	$226,000	$75,000	$58,000
Allowance for credit losses on loans to LHI	1.15%	0.79%	0.77%
Net charge-offs to average LHI	0.72%	0.31%	0.35%
Total provision for credit losses to average LHI	1.21%	0.32%	0.33%
Recoveries to total charge-offs	1.61%	4.34%	2.24%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.18%	0.10%	0.11%
Combined allowance for credit losses to LHI	1.21%	0.83%	0.81%
Allowance as a multiple of non-performing loans	1.8	x	0.9	x	1.6	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $305.4 million at September 30, 2020, $203.7 million at December 31, 2019 and $199.5 million at September 30, 2019. The combined allowance as a percentage of loans held for investment increased to 1.21% at September 30, 2020, from 0.83% at December 31, 2019 and 0.81% at September 30, 2019. The combined allowance as a percentage of loans held for investment, excluding mortgage finance, increased to 1.93% at September 30, 2020 from 1.24% at December 31, 2019 and 1.19% at September 30, 2019. The increase in the combined allowance as a percentage of loans held for investment at September 30, 2020, compared to September 30, 2019, is due primarily to an increase in the allowance for credit losses, resulting from reserve build related to higher criticized loan levels and continued economic uncertainty related to the COVID-19 pandemic.
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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2019 and the nine months ended September 30, 2020, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. Additionally, throughout 2020 we have significantly increased our liquidity assets to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	September 30, 2020	December 31, 2019	September 30, 2019
Federal funds sold and securities purchased under resale agreements	$—	$30,000	$25,000
Interest-bearing deposits	10,461,544	4,233,766	4,968,185
Total liquidity assets	$10,461,544	$4,263,766	$4,993,185
Total liquidity assets as a percent of:
Total loans held for investment	42.1%	17.3%	20.2%
Total earning assets	28.0%	13.5%	15.4%
Total deposits	32.7%	16.1%	18.2%
Our liquidity requirements to support growth in loans held for investment have been fulfilled primarily through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are categorized as brokered deposits; however, since these deposits arise from a customer relationship, which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes.
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

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Deposits from core customers	$27,339,283	$22,549,568	$22,885,756
Deposits from core customers as a percent of total deposits	85.5%	85.2%	83.5%
Relationship brokered deposits	$2,295,530	$1,617,247	$2,430,543
Relationship brokered deposits as a percent of average total deposits	7.2%	6.1%	8.9%
Traditional brokered deposits	$2,324,674	$2,311,778	$2,097,004
Traditional brokered deposits as a percent of total deposits	7.3%	8.7%	7.6%
Average deposits from core customers(1)	$25,580,278	$20,747,292	$19,431,375
Average deposits from core customers as a percent of average total deposits	84.7%	84.1%	82.9%
Average relationship brokered deposits(1)	$2,078,708	$2,096,287	$2,190,618
Average relationship brokered deposits as a percent of average total deposits	6.9%	8.5%	9.4%
Average traditional brokered deposits(1)	$2,534,258	$1,813,037	$1,801,369
Average traditional brokered deposits as a percent of average total deposits	8.4%	7.4%	7.7%
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

(in thousands)	September 30, 2020
Federal funds purchased	$202,605
Repurchase agreements	5,578
FHLB borrowings	2,700,000
Line of credit	—
Total short-term borrowings	$2,908,183
Maximum short-term borrowings outstanding at any month-end during 2020	$5,195,267
The following table summarizes our other borrowing capacities net of balances outstanding. As of September 30, 2020, all are scheduled to mature within one year.

(in thousands)	September 30, 2020
FHLB borrowing capacity relating to loans	$7,987,126
FHLB borrowing capacity relating to securities	1,118,321
Total FHLB borrowing capacity(1)	$9,105,447
Unused federal funds lines available from commercial banks	$975,000
Unused Federal Reserve borrowings capacity	$2,230,000
Unused revolving line of credit(2)	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 15, 2020. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2020.

Our equity capital averaged $2.8 billion for the three months ended September 30, 2020 as compared to $2.7 billion for the same period in 2019. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information regarding our capital and stockholders' equity, see Note 7 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of September 30, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest.

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$29,142,214	$—	$—	$—	$29,142,214
Time deposits	1,769,116	1,043,127	5,024	6	2,817,273
Federal funds purchased and customer repurchase agreements	208,183	—	—	—	208,183
FHLB borrowings	2,700,000	—	—	—	2,700,000
Subordinated notes	—	—	—	282,400	282,400
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$33,819,513	$1,043,127	$5,024	$395,812	$35,263,476

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2020, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2020

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$10,461,544	$—	$—	$—	$10,461,544
Investment securities(1)	42,958	931	719	1,322,705	1,367,313
Total variable loans	$22,150,473	$135,188	$26,846	$279,597	$22,592,104
Total fixed loans	235,631	1,309,363	934,563	823,034	3,302,591
Total loans(2)	22,386,104	1,444,551	961,409	1,102,631	25,894,695
Total interest sensitive assets	$32,890,606	$1,445,482	$962,128	$2,425,336	$37,723,552
Liabilities:
Interest-bearing customer deposits	$16,803,002	$—	$—	$—	$16,803,002
CDs & IRAs	176,981	255,064	55,524	5,030	492,599
Traditional brokered deposits	681,450	655,621	987,603	—	2,324,674
Total interest-bearing deposits	17,661,433	910,685	1,043,127	5,030	19,620,275
Repurchase agreements, federal funds purchased, FHLB borrowings	908,183	2,000,000	—	—	2,908,183
Subordinated notes	—	—	—	282,400	282,400
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	908,183	2,000,000	—	395,806	3,303,989
Total interest sensitive liabilities	$18,569,616	$2,910,685	$1,043,127	$400,836	$22,924,264
GAP	$14,320,990	$(1,465,203)	$(80,999)	$2,024,500	$—
Cumulative GAP	$14,320,990	$12,855,787	$12,774,788	$14,799,288	$14,799,288

Demand deposits					12,339,212
Stockholders’ equity					2,800,404
Total					$15,139,616

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.
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
For modeling purposes, the “shock test” scenarios as of September 30, 2019 assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates. As short-term rates have declined during the first nine months of 2020, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. As such, the scenarios as of September 30, 2020 assume immediate, sustained 100 and 200 basis point increases only. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	September 30, 2020		September 30, 2019
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$52,308	$121,512	$97,080	$194,542	$(99,756)
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
Our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities, borrowings and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Bank, to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank's response. This team is currently working to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determination and internal and external stakeholders are apprised of the transition.

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
There have been no material changes in the risk factors previously disclosed in the June 30, 2020 Quarterly Report on Form 10-Q and the 2019 Form 10-K.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

3.1	Amended and Restated Bylaws of Texas Capital Bancshares, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 22, 2020

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)