Form 10-K
period 2020-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2021-02-09
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒        No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $1,546,867,000. There were 50,473,827 shares of the registrant’s common stock outstanding on February 8, 2021.

ITEM 1.     BUSINESS
Background
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Texas Capital Bancshares, Inc. (“we,” “us,” “TCBI” or the “Company”), a Delaware corporation organized in 1996, is the parent of Texas Capital Bank, National Association (the “Bank”). The Company is a registered bank holding company and has elected to be a financial holding company.
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
We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business that serve a regional or national clientele of commercial borrowers. We are primarily a secured lender, with the majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, being made to businesses headquartered or with operations in Texas. Our national lines of business provide specialized lending products to businesses throughout the United States. We have benefitted from the success of our business model since inception, producing strong loan and deposit growth and favorable loss experience amidst a challenging environment for banking nationally.
On December 9, 2019, the Company and Independent Bank Group, Inc. ("IBTX") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, on the terms and subject to the conditions therein, the Company would be merged with and into IBTX. On May 22, 2020, the Company and IBTX entered into an agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement. Neither party paid a termination fee in connection with the termination of the Merger Agreement.
On January 25, 2021, Robert C. Holmes began his tenure as President and Chief Executive Officer ("CEO") of the Company. Larry Helm, who served as Executive Chairman of the board of directors and President and CEO of the Company from May 25, 2020, through January 24, 2021, will continue as Executive Chair of the board of directors for up to 90 days after the start of Mr. Holmes' tenure to facilitate a smooth transition of responsibilities, after which he will return to his previous role as Non-Executive Chair of the board of directors.
Growth History
We have grown substantially in both size and profitability since our formation. In 2020, we continued to experience growth in most of our key areas of business, however we did experience a decline in certain loan portfolios as we strategically reduced certain portfolios. The table below sets forth data regarding our key areas of business for the past five years.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Loans held for sale	$283,165	$2,577,134	$1,969,474	$1,011,004	968,929
Loans held for investment, mortgage finance	9,079,409	8,169,849	5,877,524	5,308,160	4,497,338
Loans held for investment, net	15,351,451	16,476,413	16,690,550	15,366,252	13,001,011
Assets	37,726,096	32,548,069	28,257,767	25,075,645	21,697,134
Demand deposits	12,740,947	9,438,459	7,317,161	7,812,660	7,994,201
Total deposits	30,996,589	26,478,593	20,606,113	19,123,180	17,016,831
Stockholders’ equity	2,871,224	2,801,321	2,480,308	2,190,072	1,997,890
The following table provides information about our loans held for investment ("LHI") portfolio by type of loan for the past five years:

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Commercial	$8,861,580	$9,133,444	$9,117,546	$8,373,398	$6,622,078
Energy	766,217	1,425,309	1,631,371	1,130,000	889,583
Mortgage finance	9,079,409	8,169,849	5,877,524	5,308,160	4,497,338
Real estate	5,794,624	6,008,040	6,050,083	5,960,785	5,560,909

The Texas Market
Our business is concentrated in Texas. The Texas market for banking services is highly competitive. We compete with national, regional and local bank holding companies and commercial banks. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as non-bank lenders, commercial finance and leasing companies, consumer finance companies, financial technology, or fintech, companies, securities firms, insurance companies, full service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to customers with regard to their banking needs.
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
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business that offer specialized loan and deposit products to businesses regionally and throughout the nation, including mortgage finance, mortgage correspondent aggregation, homebuilder finance, insurance premium finance, lender finance, asset-based lending and escrow services. We believe these business lines help us mitigate our geographic concentration risk in Texas. We continue to seek opportunities to develop additional lines of business that leverage our capabilities and are consistent with our business strategy. Most recently, we launched Bask Bank, an all-digital branch of our Bank that offers depositors American Airlines AAdvantage® miles instead of interest.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy has been to grow an independent bank that has focused primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we employ the following strategies:
•offering a premier and differentiated banking experience to middle market businesses and successful professionals and entrepreneurs who value a broad relationship with our Bank;
•growing our loan and deposit base in our existing markets by hiring additional experienced bankers in our different lines of business;
•developing lines of business that leverage our strengths and complement our existing lines of business;
•continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;
•leveraging our existing infrastructure with improvements in technology and processes to gain efficiencies to support a larger volume of business;
•maintaining effective internal approval processes for capital and operating expenditures;
•continuing our extensive use of outsourcing to provide cost-effective and more efficient operational support and service levels consistent with large-bank operations; and
•extending our reach within our target markets and lines of business through service innovation and service excellence.

Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:
•commercial loans for general corporate purposes, including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;
•real estate term and construction loans;
•mortgage warehouse lending;
•mortgage correspondent aggregation;
•equipment finance and leasing;
•treasury management services, including online banking and debit and credit card services;
•escrow services; and
•letters of credit.
Individual Customers.    We also provide complete banking services for our individual customers, including:
•personal wealth management and trust services;
•certificates of deposit ("CDs") and individual retirement accounts ("IRAs");
•interest-bearing and non-interest-bearing checking accounts;
•traditional money market and savings accounts;
•loans, both secured and unsecured;
•online and mobile banking; and
•Bask Bank, an all-digital branch offering depositors American Airlines AAdvantage® miles instead of interest.
Lending Activities
We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank's Chief Risk Officer, our Bank’s Chief Credit Officer and other Bank officers as deemed appropriate, and is subject to oversight by the Risk Committee of the Company's board of directors. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.
Our credit standards for commercial borrowers are based on numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving our business objectives in the markets we serve and are an important part of our risk mitigation strategy. We believe that our Bank is differentiated from its competitors by its focus on and targeted marketing to our core customers and by its ability to tailor its products to the individual needs of our customers.
We generally extend variable rate loans in which the interest rate fluctuates with a specified reference rate such as the United States prime rate or the London Interbank Offered Rate ("LIBOR") and frequently provide for a minimum floor rate. Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023, and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. The full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities, borrowings and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Bank, to monitor developments relating to LIBOR uncertainty and changes and to guide our Bank's response. This team is currently working to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determination and internal and external stakeholders are apprised of the transition.
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
Impact of the COVID-19 Pandemic
Overview. In March 2020, the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement beginning during the second quarter of 2020, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted through the end of the year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services. See “Risk Factors—Other Risks Affecting our Business—The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects have been and are expected to continue to be significant.”
Legislative Developments. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law, and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions, extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules, and relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. On July 4, 2020, Congress enacted a new law to extend the deadline for applying for a PPP loan to August 8, 2020. The program was re-opened on January 11, 2021 with updated guidance outlining program changes to enhance its effectiveness and accessibility. This round of the PPP will serve new borrowers, as well as allow certain existing PPP borrowers to apply for a second draw PPP Loan and make a request to modify their first draw PPP loan.
We have partnered with a web-based commercial and SBA lending software provider to manage the origination, processing, closing and monitoring of SBA loans and have set up the Texas Capital Bank SBA PPP Loan Portal to provide borrowers the ability to apply and qualify for PPP loans. As of December 31, 2020, we had funded $717.5 million in PPP loans. Those loans have an outstanding balance of $617.5 million as of December 31, 2020.
We also implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers who meet the program’s qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through December 31, 2020, we granted temporary modifications on 483 loans with a total outstanding loan balance of $1.3 billion, resulting in the deferral of $7.7 million in interest payments. As of December 31, 2020, 48 loans with a total outstanding balance of $90.2 million remain on deferral, of which $50.7 million have been granted a second deferral.
See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the impact of the COVID-19 pandemic to our financial statements and results of operations, as well as our business operations.
Human Capital
Our goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development. As part of our commitment to address diversity, equity and inclusion ("DEI") we have launched a DEI Council, chaired by our CEO.
At December 31, 2020, we had 1,619 employees, nearly all of whom are full-time and of which approximately 50% were female and 40% were minorities. Due to our significant Texas-based operations and branch-lite network, the majority of our employees are based in Texas.
We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance.
None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.
Regulation and Supervision
General.    We and our Bank are subject to extensive federal and state laws and regulations that impose specific requirements on us and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations generally are intended for the protection of the Bank's depositors, the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation (the "FDIC") and the stability of the U.S. banking system as a whole, rather than for the protection of our stockholders and creditors.
The following discussion summarizes certain laws, regulations and policies to which we and our Bank are subject. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
The Company’s activities are governed by the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the BHCA. We file quarterly reports and other information with the Federal Reserve. As a public company, we also file reports with the U.S. Securities and Exchange Commission (the "SEC") and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the Nasdaq Global Select Market ("Nasdaq"), and we are subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
Our Bank is organized as a national banking association under the National Bank Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”) as well as being subject to regulation by certain other federal and state agencies. The OCC has primary supervisory responsibility for our Bank and performs a continuous program of examinations concerning safety and soundness, the quality of management and oversight by our board of directors, information technology and compliance with applicable laws and regulations. Our Bank also files quarterly reports of condition and income with the FDIC, which provides insurance for certain of our Bank’s deposits.

Bank Holding Company Regulation.    The BHCA limits our business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. The Gramm-Leach-Bliley Act of 1999, as amended (the "GLB Act"), allows bank holding companies meeting certain management, capital and Community Reinvestment Act standards to elect to be treated as financial holding company that may offer customers a more comprehensive array of financial products and services. We have elected to register with the Federal Reserve as a financial holding company. This authorizes us to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of our Bank or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting, providing investment and financial advice, leasing personal property and making merchant banking investments.
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
Under Federal Reserve policy, now codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), we are expected to act as a source of financial and managerial strength to our Bank and commit resources to its support. Such support may be required even at times when, absent this Federal Reserve policy, a holding company may not be in a financial position, or otherwise inclined, to provide such resources. We could in certain circumstances be required to guarantee the capital plan of our Bank if it became undercapitalized.
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
With certain limited exceptions, the BHCA and the Change in Bank Control Act of 1978, as amended (the "CIBC Act"), together with regulations promulgated thereunder, prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.
If, in the opinion of the applicable federal bank regulatory authorities, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends or repurchase or redemptions of securities), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe or unsound banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that financial holding companies and insured depository institutions generally should only pay dividends out of current operating earnings and only if the prospective rate of earnings retention appears consistent with the entity's current and expected future capital needs, asset quality and overall financial condition. Federal Reserve regulations require that the Company provide prior notice to or obtain the prior approval of the Federal Reserve for declaring or paying dividends that exceed its earnings for the relevant period and redemptions or repurchases of its equity securities, and prohibit such actions if they would deplete the Company's capital or impair its ability to serve as a source of strength for our Bank.
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
Capital Adequacy Requirements.    Federal banking regulators have adopted a system using certain risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies that is based upon the 1988 capital accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank regulators from the major industrialized countries that coordinates international standards for bank regulation. Under the guidelines, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, based generally on the perceived credit or other risks associated with the asset. Off-balance-sheet activities are assigned a credit conversion factor based on the perceived likelihood that they will become on-balance-sheet assets. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base, which is then measured against various forms of capital to produce capital ratios.
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
The Basel III Capital Rules set the risk-based capital requirement and the total risk-based capital requirement to a minimum of 6.0% and 8.0%, respectively, each plus a 2.5% capital conservation buffer composed entirely of CET1, producing targeted ratios of 8.5% and 10.5%, respectively, which were fully phased-in as of January 1, 2019 and for subsequent years. The leverage ratio requirement under the Basel III Capital Rules, calculated as the ratio of Tier 1 capital to average assets, is 4.0%. In order to be well capitalized under the rules now in effect, our Bank must maintain CET1, Tier 1 and total capital ratios that are equal to or greater than 7.0%, 8.5% and 10.5%, respectively, and a leverage ratio equal to or greater than 5.0%. See “Selected Consolidated Financial Data - Capital and Liquidity Ratios.”
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
We have met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since we commenced filing of the applicable reports with the FDIC and OCC. As of December 31, 2020 our Bank's CET1 ratio was 9.48% and its total risk-based capital ratio was 11.67% and, as a result, it is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.
Because we had less than $15 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. As a non-advanced approaches banking organization, we have elected to exclude the effects of certain accumulated other comprehensive income ("AOCI") items included in stockholders’ equity for the determination of regulatory capital and capital ratios under the Basel III Capital Rules.

In November 2017, the federal banking regulators issued a final rule to extend certain transition periods related to the regulatory capital treatment under the capital rules for certain items (including certain deferred tax assets, mortgage servicing rights, investments in non-consolidated financial entities and minority interest limitations) until January 1, 2020 when final rules to simplify the regulatory treatment of those items took effect. The relief provided under the final rule applies to banking organizations that are not subject to the advanced approaches framework, such as the Company and the Bank.
In December 2017, the Basel Committee published the last version of the Basel III regulatory reforms, which are commonly referred to as “Basel IV.” The Basel IV standards, which will be generally effective on January 1, 2022, revise, among other things the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to banking organizations that are subject to the advanced approaches framework. The impact of the Basel IV standards on us and our Bank will depend on the manner in which it is implemented by the federal banking regulators.
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under accounting principles generally accepted in the United States ("GAAP"). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL on January 1, 2020 and have elected to utilize the five-year transition option.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) established a system of prompt corrective action regulations and policies to resolve the problems of undercapitalized insured depository institutions. Under this system, insured depository institutions are ranked in one of five capital categories as described below. Regulators are required to take mandatory supervisory actions and are authorized to take other discretionary actions of increasing severity with respect to insured depository institutions in the three undercapitalized categories. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:
•Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;
•Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;
•Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;
•Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and
•Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.
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
Federal bank regulatory agencies are required to implement arrangements for prompt corrective action for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A bank rated "adequately capitalized" or below may not accept, renew or roll over brokered deposits unless it receives a waiver from the FCIC. A "significantly undercapitalized" institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a

"critically undercapitalized" institution and generally must appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.
Under the Federal Deposit Insurance Act, as amended (the “FDIA”), “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, banks are required to obtain the advance consent of the FDIC to retire any part of their subordinated notes. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.
In December 2020, the FDIC issued a final rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and generally reduces the amount of deposits that would be classified as brokered, which most directly affects banks rated as “adequately capitalized” or “undercapitalized”. The final rule will become effective on April 1, 2021, with an extended compliance date of January 1, 2022.
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
As of December 31, 2020, our Bank’s leverage ratio was 7.36% and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
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
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve and OCC, we were required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by bank regulatory agencies during the years 2016 to 2018. In response to this requirement we developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis, the results of which were furnished to regulators and published on our website, as well as conducting stress tests for internal use based upon economic scenarios we developed. The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), which amended portions of the Dodd-Frank Act, was enacted in 2018 and subsequently adopted, terminating our stress testing requirements. However, we have continued to perform certain stress tests internally and have incorporated the economic models and information developed through our stress testing program into our risk management and business, capital and liquidity planning activities, which are subject to continuing regulatory oversight.
Privacy and Data Security.    The financial privacy provisions of the GLB Act generally prohibit financial institutions, including our Bank, from disclosing non-public personal financial information about customers to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure and have not elected to do so. Our Bank is required to comply with state laws regarding consumer privacy if they are more protective than the GLB Act.
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience and situational awareness. In May 2019,the Federal Reserve announced that it would revisit the Advance Notice of Proposed Rulemaking in the future. In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary federal regulator within 36 hours of becoming aware of a "computer-security incident" or a "notification incident." The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
Privacy and data security areas are expected to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other nations in which our customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.
Community Reinvestment Act.    The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned one of four ratings. Our Bank is subject to examination by the OCC. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Our Bank's strategic focus on serving commercial customers in regional and national markets from a limited number of branches makes it more challenging for us to satisfy CRA requirements as compared to banks of comparable size that focus on providing retail banking services in markets where they maintain a network of full-service branches.
In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Transactions with Affiliates and Insiders.    Our Bank is subject to Section 23A of the Federal Reserve Act, as amended (the "FRA") which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by our Bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances made by our Bank to third party borrowers that are collateralized by our or our subsidiaries' respective securities or obligations. Our Bank is also subject to Section 23B of the FRA, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.
We are subject to restrictions on extensions of credit to insiders (namely executive officers, directors, and 10% stockholders) and their related interests. These restrictions are contained in the FRA and Federal Reserve Regulation O and apply to all insured institutions as well as their subsidiaries and holding companies. These restrictions include limits on loans to any individual insider and such insider's related interests and certain conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution’s total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Additional restrictions on transactions with affiliates and insiders are discussed in the Dodd-Frank Act section below.

Restrictions on Payment of Dividends by Our Bank.    The sole source of funding of our parent company financial obligations has consisted of proceeds of capital markets transactions and cash payments from our Bank for debt service and dividend payments with respect to our preferred stock issued to us by the Bank. We may in the future seek to rely upon receipt of dividends paid by our Bank to meet our financial obligations. Our Bank is subject to statutory dividend restrictions. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. In addition, under the FDICIA, our Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized.
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, as required by the Dodd-Frank Act, the Federal Reserve, the FDIC and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented.
Deposit Insurance.    Our Bank’s deposits are insured through the DIF, which is administered by the FDIC, up to limits established by applicable law, currently $250,000 per depositor. The FDIC determines quarterly deposit insurance assessments consisting of a percentage of an assessment base equal to our Bank’s average consolidated total assets less average tangible equity capital and the assignment of one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.
For 2020, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of our Bank ranged from 1.5 to 40 basis points. As a “large” institution for purposes of determining FDIC insurance assessments, our Bank was until December 31, 2018, subject to additional surcharges to rebuild the DIF to a reserve ratio (DIF balance divided by total insured deposits) equal to 1.35%.
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
Future Legislation and Regulation. Laws, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to us and our subsidiaries may affect our business, financial condition and results of operations in adverse and unpredictable ways and increase our reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.
Available Information
Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of business conduct that applies to our principal executive officer, principal financial officer and principal accounting officer. The address for our website is www.texascapitalbank.com. Any amendments to, or waivers from, our code of business conduct applicable to our executive officers will be posted on our website within four days of such amendment or waiver. We will provide a printed copy of any of the aforementioned documents to any requesting stockholder.
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
Summary of Risk Factors
The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in this “Risk Factors” section and the other information contained in this report before investing in our securities.
Credit Risks
•We must effectively manage our credit risks.
•A significant portion of our assets consists of commercial loans, which involve a high degree of credit risk.
•We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by commercial and residential real estate.
•Our future profitability depends, to a significant extent, upon our middle market business customers.
•Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance.
•Our mortgage correspondent aggregation business subjects us to additional risks.
•We must effectively manage our counterparty risk.
•We must maintain an appropriate allowance for credit losses.

•Changes in accounting standards could materially affect how we report our financial results.
Liquidity Risks
•We must effectively manage our liquidity risk.
•Our growth plans are dependent on the availability of capital and funding.
•We are dependent on funds obtained from borrowing or capital transactions or from our Bank to fund our obligations.
Market Risks
•We must effectively manage our interest rate risks.
•We may be adversely affected by changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.
Strategic Risks
•We must be effective in developing and executing new lines of business and new products and services while managing associated risks.
•We compete with many banks and other financial service providers.
•We must effectively execute our business strategy in order to continue our asset and earnings growth.
Operational Risks
•We, our vendors and customers must effectively manage our information systems risk which may experience disruption, failure or breach in security.
•Our operations rely extensively on a broad range of external vendors.
•We must continue to attract, retain and develop key personnel.
•Our accounting estimates and risk management processes rely on management judgment, which may prove inadequate or be adversely impacted by inaccurate assumptions or models.
•Our risk management strategies and processes may not be effective; our controls and procedures may fail or be circumvented.
•Our business is susceptible to fraud.
Legal, Regulatory and Compliance Risks
•We are subject to extensive government regulation and supervision.
•We must maintain adequate regulatory capital to support our business objectives.
•We are subject to claims and litigation in the ordinary course of our business, including claims that may not be covered by our insurers.
Other Risks Affecting Our Business
•Our business faces unpredictable economic and business conditions.
•The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects have been and are expected to continue to be significant.
•As a participating lender in the Small Business Administration’s PPP, we may be subject to additional risks regarding our Bank’s processing of PPP loans and are dependent on the federal government’s continuation and support of the program.
•The impact of the Tax Cuts and Jobs Act (the “Tax Act”) on us and our customers contributes to uncertainty and risk related to our customers’ future demand for credit and our future results.
•We are subject to environmental liability risk associated with lending activities.
•Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.
Risks Relating to Our Securities
•Our stock price can be volatile.
•The trading volume in our common stock is less than that of other larger financial services companies.
•Our preferred stock is thinly traded.
•An investment in our securities is not an insured deposit.
•The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders.
•We do not currently pay dividends on our common stock.
•Federal legislation and regulations impose restrictions on the ownership of our common stock.
•Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for you to receive a change in control premium.
•Our Bank is subject to regulatory and contractual limitations on the payment of its subordinated notes.

Risk Factors Associated With Our Business
Credit Risks
We must effectively manage our credit risks.    The risk of non-payment of loans is inherent in commercial banking, which may result from many factors, including:
•Adverse changes in local, U.S. and global economic and industry conditions;
•Business and market disruptions as a result of the COVID-19 pandemic and governmental restrictions imposed in response to the pandemic;
•Declines in the value of collateral, including asset values that are directly or indirectly related to external factors such as commodity prices, real estate values or interest rates;
•Concentrations of credit associated with specific loan categories, industries or collateral types; and
•Exposures to individual borrowers and to groups of entities that may be affiliated on some basis that individually and/or collectively represent a larger percentage of our total loans or capital than might be considered common at other banks of similar size.
We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. Our significant number of large credit relationships (above $20 million) could exacerbate credit problems precipitated by a regional or national economic downturn. Competitive pressures could erode underwriting standards, leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If our credit portfolio management routines, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results and lead to increased regulatory scrutiny, restrictions on our lending activity or financial penalties.
A significant portion of our assets consists of commercial loans, which involve a high degree of credit risk. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2020, approximately 36% of our LHI portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by commercial and residential real estate. At December 31, 2020, approximately 61% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.
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
Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance. Although more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant compared to other peer banks. A majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. While the Texas economy is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2020 our outstanding energy loans represented 3% of total loans held for investment. Furthermore, energy production and related industries represent a significant part of the economies in some of the primary markets in which we operate. Our energy loans consist primarily of producing reserve-based loans to exploration and production companies with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses have been significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. We experienced an increase in non-performing assets and higher charge-offs primarily related to energy loans during 2017, and they still remain elevated compared to the overall loan portfolio. There is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
Our mortgage correspondent aggregation business subjects us to additional risks. In 2015, we launched our mortgage correspondent aggregation (“MCA”) business, a correspondent lending program that complements our mortgage warehouse lending business, in 2015. Volatility in the mortgage industry has caused uncertainty related to the pricing of the mortgage loans that we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. Similar uncertainty exists with respect to volatility in the value of mortgage servicing rights ("MSRs") on our balance sheet. This volatility may cause the actual returns on mortgage sales or securitization transactions to be less than anticipated, which could adversely affect our overall loans held for sale volumes and the profitability of this line of business. Fluctuations in the value of MSRs that we hold on our balance sheet could require that we recognize impairments in the value of such assets and/or actual losses on the disposition of such assets. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital maintenance requirements relative to mortgage loans and MSRs as our Bank.
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
We have entered into loan purchase commitments and forward sales commitments in connection with the MCA business, as well as interest rate swap futures and forward sale commitments of mortgage-backed securities in connection with holding MSRs. While we believe that our hedging strategies will be successful in mitigating our exposure to interest rate risk associated with the purchase of mortgage loans held for sale and holding of MSRs, no hedging strategy can completely protect us. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions regarding future interest rates or market conditions could have a material adverse effect on our financial condition and results of operations.
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
We must maintain an appropriate allowance for credit losses. Our experience in the banking industry indicates that some portion of our loans will become delinquent, and some may only be partially repaid or may never be repaid at all. We maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current and future economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged-off, from the allowance. Our methodology for establishing the appropriateness of the allowance for credit losses on loans depends on our subjective application of risk grades as indicators of each borrower’s ability to repay specific loans, together with our assessment of how actual or projected changes in competitor underwriting practices, competition for borrowers and depositors and other conditions in our markets are likely to impact improvement or deterioration in the collectability of our loans as compared to our historical experience.
Our business model makes our Bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in our market and our individual loans are generally larger as a percentage of our total earning assets than other banks. We have substantially increased our liquidity in recent years, and these funds have primarily been invested in low-yielding deposits with federal agencies and other financial institutions. And, we have had a substantially smaller portion of our assets consists of securities and other earning asset categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. However, during 2020, we began deploying some of our excess liquidity into securities to improve income, but the most significant portion of earning assets still remains in loans. Our business model has focused on growth in various loan categories that can be more sensitive to changes in economic trends. We believe our ability to maintain an above-peer rate of growth in commercial loans is dependent on maintaining above-peer credit quality metrics. The failure to maintain above-peer credit quality metrics would have a material adverse impact on our growth and profitability. Historically, we have sought to take action prior to economic downturns by slowing growth rates and decreasing the risk level of our assets by, among other things, allowing runoff of loans that we believe may not perform well during a weakening or declining economic environment.
If our assessment of inherent risk and losses in our loan portfolio is inaccurate, or economic and market conditions or our borrowers' financial performance experience material unanticipated changes, including as a result of the COVID-19 pandemic, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease our earnings. Certain of our loans individually represent a significant percentage of our total allowance for credit losses. Adverse collection experience in a relatively small number of these loans could require an increase in the provision for credit losses. Federal regulators periodically review our allowance for credit losses and, based on their judgments, which may be different than ours, may require us to change classifications or grades of loans, increase the allowance for credit losses or recognize further loan charge-offs. Any increase in the allowance for credit losses or in the amount of loan charge-offs required by our methodology or regulatory agencies could have a negative effect on our results of operations and financial condition.
Changes in accounting standards could materially affect how we report our financial results. The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our external financial statements from time to time. The impact of these changes or the application thereof on our financial condition and operations can be difficult to predict.
For example, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) on January 1, 2020 which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the CECL model. Implementation of CECL requires that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked. Our adoption of CECL resulted in an increase to the allowance for credit losses by $9.1 million. The impact of CECL in future periods will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, we may be required to increase or decrease our allowance for credit losses, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings.
Liquidity Risks

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
We have historically held smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. During 2020, we deployed some of our excess liquidity into marketable securities. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on our Bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our Bank will be able to make new loans, meet ongoing funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our Bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our Bank, including our credit ratings.
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
Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot offer assurance that capital and funding will be available to us in the future, in needed amounts, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in our Bank having capital ratios that are below internally targeted levels or even levels that could cause our Bank to not be well capitalized and could affect liquidity levels. At the same time managing this risk by declining to respond fully to the needs of our customers could severely impact our business. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the FHLB. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. In response to competitive pressures, we sometimes find it necessary to pay interest on some of these accounts, as regulations allow or require and this trend may continue, which can affect our ability to reduce our costs of funds. Individual escrow account balances also experience significant variability monthly as principal and interest payments, as well as ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated capital and funding requirements, any such action might significantly damage our business and important mortgage finance relationships.
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
Market Risks
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
Periods of unusually low or volatile interest rates have a material effect on our earnings. During the first quarter of 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%, and there is an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
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

We may be adversely affected by changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities. Our business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
While we have established a working group consisting of key stakeholders from throughout the company to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank’s response, the impact of these developments on our business and financial results is not yet known. The transition from LIBOR may cause us to incur increased costs and face additional risks. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact our reputation.
Strategic Risks
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
We must effectively execute our business strategy in order to continue our asset and earnings growth. Our core strategy is to develop our business principally through organic growth by offering a premier and differentiated banking experience to companies in high-value business segments. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies. In order to execute our business strategy successfully, we must, among other things:
•continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;
•develop new products and services and execute our full range of products and services more efficiently and effectively;

•attract and retain qualified bankers in each of our targeted market segments to build our customer base;
•respond to market opportunities promptly and nimbly while balancing the demands of risk management and compliance with regulatory requirements;
•expand our loan portfolio in an intensely competitive environment while maintaining credit quality;
•attract sufficient deposits and capital to fund our anticipated loan growth and satisfy regulatory requirements;
•control expenses; and
•acquire and maintain sufficient qualified staffing and information technology and operational resources to support growth and compliance with regulatory requirements.
Failure to effectively execute our business strategy could have a material adverse effect on our business, future prospects, financial condition or results of operations.
Operational Risks
We, our vendors and customers must effectively manage our information systems risk which may experience disruption, failure or breach in security.. We, our vendors and customers all rely heavily on communications and information systems to conduct our respective businesses, store sensitive data and work effectively together. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of our larger competitors invest substantially greater resources in technological capabilities than we do. We may not be able to effectively protect, develop and manage mission critical systems and IT infrastructure to support strategic business initiatives, which could impair our ability to achieve financial, operational, compliance and strategic objectives and negatively affect our business, results of operations or financial condition.
Our communications and information systems and those of our vendors and customers remain vulnerable to unexpected disruptions, failures and cyber-attacks. Any disruption, failure or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cyber-security-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. The risk, frequency and intensity of such attacks is escalating, including as a result of remote working arrangements implemented in response to the COVID-19 pandemic, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication of these threats. Material failures or interruptions of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures.
Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services.
We collect and store sensitive data, including personally identifiable information of our customers and employees and in the ordinary course of business must allow certain of our vendors access to that data. Breaches of our systems or our vendors' or customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we or our vendors are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.
Breaches can be perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through "Trojan horse" programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers' computers. Although we, with the help of third-party service providers, will continue to implement information security technology solutions and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers and evaluate and impose security requirements on our vendors regarding protection of their respective information systems, but there is no assurance that these actions will have the intended positive effects or will be effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships. Successful cyber-attacks on our Bank, vendors or customers may affect the reputation of our Bank, and failure to meet customer expectations could have a material impact on our ability to attract and retain deposits as a primary source of funding.
A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Our accounting estimates and risk management processes rely on management judgment, which may prove inadequate or be adversely impacted by inaccurate assumptions or models. The processes we use to estimate expected credit losses for purposes of establishing the allowance for credit losses and to measure the fair value of financial instruments, certain of our liquidity and capital planning tools, as well as the processes we use to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, all depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Additionally, CECL requires the application of greater management judgment that is supported by new models and more data elements, including macroeconomic forecasts, than the previous allowance standard. Our adoption of the CECL model is expected to increase the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact our financial condition and results of operations.
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
Our business is susceptible to fraud. Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for credit losses.
Legal, Regulatory and Compliance Risks
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
The level of regulatory scrutiny that we are subject to may fluctuate over time, based on numerous factors, including as a result of the upcoming change in the U.S. presidential administration. In addition, Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act, Basel III Capital Rules, European Union's General Data Protection Regulations and California Consumer Privacy Act CCPA result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom we compete.
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
The Regulatory Relief Act passed on May 22, 2018, has provided a limited degree of regulatory relief for institutions of our size. Uncertainty regarding how our regulators will evaluate capital and liquidity planning going forward remains a risk. We continue to increase our capital and liquidity and expand our regulatory compliance staffing and systems in order to address continuing regulatory requirements. There is no assurance that our financial performance in future years will not be similarly burdened.
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
Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:
•brokered deposits;
•the Federal Reserve discount window;
•advances from the FHLB;
•capital markets transactions; and
•development of new financial services.
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
Other Risks Affecting Our Business
Our business faces unpredictable economic and business conditions. Our business is directly impacted by general economic and business conditions in Texas, the United States and internationally. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we and our customers conduct our respective businesses. Our continued financial success can be affected by other factors that are beyond our control, including:
•national, regional and local economic conditions;
•the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries;
•the performance of both domestic and international equity and debt markets and valuation of securities traded on recognized domestic and international exchanges;
•general economic consequences of international conditions, such as weakness in European and South American sovereign debt and currencies and the U.K.'s referendum to exit from the European Union, and the impact of those conditions on the US and global economies;
•legislative and regulatory changes impacting our industry;

•the financial health of our customers and economic conditions affecting them and the value of our collateral, including effects from the COVID-19 pandemic and the continued price volatility of oil and gas and other commodities;
•the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting our Bank and our customers;
•structural changes in the markets for origination, sale and servicing of residential mortgages;
•changes in governmental economic and regulatory policies, including the extent and timing of intervention in credit markets by the Federal Reserve or withdrawal from that intervention, generally as well as changes attributable to presidential and congressional elections;
•changes in the availability of liquidity at a systemic level; and
•material inflation or deflation.
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
The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects have been and are expected to continue to be significant. As a result of the unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic, business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has increased our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers’ businesses could also result in declines in, among other things, wealth management revenue. These developments as a consequence of the pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results, as evidenced by our results for the prior quarters in 2020.
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
COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of any vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.
As a participating lender in the Small Business Administration’s PPP, we may be subject to additional risks regarding our Bank’s processing of PPP loans and are dependent on the federal government’s continuation and support of the program. Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers who approached our Bank requesting PPP loans, regarding the process and procedures used by our Bank in processing applications for the PPP. Any such litigation filed against the Company or the Bank may be costly, regardless of the outcome, and result in significant financial liability or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.
In addition, while the PPP loans are fully guaranteed by the Small Business Administration (the “SBA”) and we believe that the majority of these loans will be forgiven, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.
The impact of the Tax Act on us and our customers contributes to uncertainty and risk related to our customers' future demand for credit and our future results. The extent to which increased economic activity expected to result from the Tax Act has spurred additional economic activity or affected the extent of borrowing by our customers is unclear, although the continuation of the current economic expansion provides some evidence of a positive effect. At the same time, some of our customers may have elected to use their additional cash flow from lower taxes to fund their business, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We realized a significant increase in our after-tax net income available to stockholders attributable to the Tax Act beginning in 2018, but there is no guarantee that future years' results will have the same benefit. The continued compression of net interest margin at our bank and for competitor banks indicates that some or all of the expected benefit from the Tax Act has been lost as the banks and financial services companies we compete with have elected to lower interest rates and fees and we have responded in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future political or regulatory actions, including as a result of changes proposed by the new U.S. presidential administration. There is no assurance that the current or anticipated benefits of the Tax Act will be realized in future periods.
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
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business. Severe weather, earthquakes, other natural disasters, pandemics (such as the COVID-19 pandemic), acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Recent hurricanes caused extensive flooding and destruction along the coastal areas of Texas and in other areas in the US, including communities where we conduct business. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Our Securities
Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in quarterly and annual results of our operations;
•changes in recommendations by securities analysts;
•changes in composition and perceptions of the investors who own our stock and other securities;

•changes in ratings from national rating agencies on publicly or privately-owned debt securities and deposits in our Bank;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;
•actual or expected economic conditions that are perceived to affect our company such as changes in commodity prices, real estate values or interest rates;
•perceptions in the marketplace regarding us and/or our competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•changes in government regulations and interpretation of those regulations, changes in our practices requested or required by regulators and changes in regulatory enforcement focus;
•impacts and disruptions resulting from the COVID-19 pandemic; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
The trading volume in our common stock is less than that of other larger financial services companies. Although our common stock is traded on Nasdaq, the trading volume in our common stock is less than that of other larger financial services companies. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a substantial majority of common stock outstanding is held by institutional investors, and trading activity involving large positions may increase volatility of the stock price. Concentration of ownership by institutional investors and inability to execute trades covering large numbers of shares can increase volatility of stock price. Changes in general economic outlook or perspectives on our business or prospects by our institutional investors, whether factual or speculative, can have a major impact on our stock price.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2020, we had $111.0 million outstanding in subordinated notes issued by our holding company and $113.4 million outstanding in junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2020, our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2020, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
Federal legislation and regulations impose restriction on the ownership of our common stock. The ability of a third party to acquire us is limited under applicable U.S. banking laws and regulations. The BHCA requires any bank holding company (as defined therein) to obtain the approval of the Federal Reserve prior to acquiring, directly or indirectly, more than 5% of our outstanding Common Stock. Any “company” (as defined in the BHCA) other than a bank holding company would be required to obtain Federal Reserve approval before acquiring “control” of us. “Control” generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability otherwise to exercise a controlling influence over management and policies. A holder of 25% or more of our outstanding Common Stock, other than an individual, is subject to regulation and supervision as a bank holding company under the BHCA. In addition, under the CIBC Act and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring, directly or indirectly, 10% or more of our outstanding common stock.
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
Our Bank is subject to regulatory and contractual limitation on the payment of its subordinated notes. Under the FDIA, “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, our Bank is required to obtain the advance consent of the FDIC to retire any part of its subordinated notes. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.
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

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 8, 2021, there were approximately 175 holders of record of our common stock.
Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2020, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2015. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Texas Capital Bancshares, Inc.	$100.00	$158.64	$179.89	$103.38	$114.87	$120.40
Russell 2000 Index (RTY)	100.00	119.30	134.87	118.81	146.70	173.09
Nasdaq Bank Index (CBNK)	100.00	134.52	139.44	115.35	139.62	125.29

TCBI Stock Performance Graph
200
150
100
50
Dec, 2015
Apr, 2016
Aug, 2016
Dec, 2016
Apr, 2017
Aug, 2017
Dec, 2017
Apr, 2018
Aug, 2018
Dec, 2018
Apr, 2019
Aug, 2019
Dec, 2019
Apr, 2020
Aug, 2020
Dec, 2020
TCBI
Russell 2000 Index
NASDAQ Bank Index

Source: Bloomberg

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Consolidated Operating Data
Interest income	$1,056,912	$1,365,312	$1,164,193	$879,299	$703,408
Interest expense	188,086	385,592	249,333	117,971	63,594
Net interest income	868,826	979,720	914,860	761,328	639,814
Provision for credit losses	258,000	75,000	87,000	44,000	77,000
Net interest income after provision for credit losses	610,826	904,720	827,860	717,328	562,814
Non-interest income	185,516	92,440	78,024	74,256	60,780
Non-interest expense	704,396	600,850	532,533	466,858	384,097
Income before income taxes	91,946	396,310	373,351	324,726	239,497
Income tax expense	25,657	84,295	79,964	128,645	86,078
Net income	66,289	312,015	293,387	196,081	153,419
Preferred stock dividends	9,750	9,750	9,750	9,750	9,750
Net income available to common stockholders	$56,539	$302,265	$283,637	$186,331	$143,669
Consolidated Balance Sheet Data
Total assets	$37,726,096	$32,548,069	$28,257,767	$25,075,645	$21,697,134
Loans held for sale	283,165	2,577,134	1,969,474	1,011,004	968,929
Loans held for investment (LHI)	15,351,451	16,476,413	16,690,550	15,366,252	13,001,011
Loans held for investment, mortgage finance	9,079,409	8,169,849	5,877,524	5,308,160	4,497,338
Liquidity assets(1)	9,032,807	4,263,766	2,865,874	2,727,581	2,725,645
Investment securities	3,196,970	239,871	120,216	23,511	24,874
Demand deposits	12,740,947	9,438,459	7,317,161	7,812,660	7,994,201
Total deposits	30,996,589	26,478,593	20,606,113	19,123,180	17,016,831
Federal funds purchased and repurchase agreements	111,751	141,766	641,174	365,040	109,575
Other borrowings	3,000,000	2,400,000	3,900,000	2,800,000	2,000,000
Subordinated notes	282,490	282,129	281,767	281,406	281,044
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	2,871,224	2,801,321	2,480,308	2,190,072	1,997,890

(1)Liquidity assets include federal funds sold and interest-bearing deposits in other banks.

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Other Financial Data
Income per share
Basic	$1.12	$6.01	$5.68	$3.76	$3.10
Diluted	1.12	5.99	5.64	3.71	3.07
Book value per common share	53.92	52.67	46.42	41.09	37.33
Tangible book value per common share(1)	53.57	52.31	46.05	40.71	36.93
Weighted average shares
Basic	50,430,326	50,286,300	49,936,702	49,587,169	46,239,210
Diluted	50,582,979	50,419,204	50,272,872	50,259,834	46,765,902
Selected Financial Ratios
Performance Ratios
Net interest margin	2.39%	3.28%	3.78%	3.49%	3.14%
Return on average assets	0.18%	1.01%	1.16%	0.86%	0.73%
Return on average common equity	2.10%	11.95%	12.80%	9.46%	9.16%
Efficiency ratio(2)	66.81%	56.04%	53.63%	55.87%	54.82%
Non-interest expense to average earning assets	1.93%	2.00%	2.19%	2.12%	1.88%
Asset Quality Ratios
Allowance for credit losses on loans to LHI	1.04%	0.79%	0.85%	0.89%	0.96%
Net charge-offs (recoveries) to average LHI	0.80%	0.31%	0.37%	0.16%	0.29%
Allowance for credit losses on loans to non-accrual loans	2.1x	.9x	2.4x	1.8x	1.0x
Non-accrual loans to LHI	0.50%	0.91%	0.36%	0.49%	0.96%
Total NPAs to LHI plus OREO	0.50%	0.91%	0.36%	0.55%	1.07%
Capital and Liquidity Ratios
CET1	9.35%	8.88%	8.58%	8.45%	8.97%
Total capital ratio	12.09%	11.37%	11.31%	11.50%	12.48%
Tier 1 capital ratio	10.25%	9.75%	9.53%	9.52%	10.23%
Tier 1 leverage ratio	7.52%	8.42%	9.87%	9.15%	9.34%
Total common equity to total assets	7.21%	8.15%	8.25%	8.14%	8.52%
Tangible common equity to total tangible assets(3)	7.13%	8.07%	8.18%	8.06%	8.43%
Average LHI, net to average total deposits	80.07%	95.73%	102.74%	97.56%	95.82%

(1)Stockholders' equity excluding preferred stock, less goodwill and intangibles, divided by shares outstanding at period end.
(2)Non-interest expense divided by the sum of net interest income and non-interest income.
(3)Stockholders' equity excluding preferred stock, less accumulated other comprehensive income and goodwill and intangibles, divided by total assets, less accumulated other comprehensive income and goodwill and intangibles.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with the Company’s Selected Consolidated Financial Data and the audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10K filed with the SEC on February 12, 2020, for discussion of our results of operations for the years ended December 31, 2019 and 2018.
Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our future filings with SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Words such as “believes,” “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “expects,” “intends,” “seeks,” “likely,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, the material risks and uncertainties for the U.S. and world economies, and for our business, resulting from the COVID-19 pandemic, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:
•Deterioration of the credit quality of our loan portfolio or declines in the value of collateral related to external factors such as commodity prices, real estate values or interest rates, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.
•The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers; the adverse impacts of the pandemic on our business, financial position, operations and prospects have been material. It is not possible to accurately predicts the extent, severity or duration of the pandemic or when normal economic and operational conditions will return.
•Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent.
•Changes in interest rates, which may affect our net income and other future cash flows, or the market value of our assets, including the market value of investment securities.
•Changes in our ability to access the capital markets, including changes in our credit ratings.
•Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.
•Changing economic conditions or other developments adversely affecting our commercial, entrepreneurial and professional customers.
•Adverse economic conditions and other factors affecting our middle market customers and their ability to continue to meet their loan obligations.
•The failure to correctly assess and model the assumptions supporting our allowance for credit losses, causing it to become inadequate in the event of deteriorations in loan quality and increases in charge-offs, or increases or decreases to our allowance for credit losses as a result of the implementation of CECL.

•Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality, increases in non-performing assets or charge-offs or reduced demand for credit or other financial services we offer, including the effects from declines in the level of drilling and production related to volatility in oil and gas prices and the effects of the COVID-19 pandemic.
•Adverse changes in economic or market conditions, in Texas, the United States or internationally, that could affect the credit quality of our loan portfolio or our operating performance.
•Unanticipated effects from the Tax Cuts and Jobs Act of 2017 may limit its benefits or adversely impact our business, which could include decreased demand for borrowing by our middle market customers or increased price competition that offsets the benefits of decreased federal income tax expense.
•Unexpected market conditions or regulatory changes that could cause access to capital market transactions and other sources of funding to become more difficult to obtain on terms and conditions that are acceptable to us.
•The inadequacy of our available funds to meet our deposit, debt and other obligations as they become due, or our failure to maintain our capital ratios as a result of adverse changes in our operating performance or financial condition, or changes in applicable regulations or regulator interpretation of regulations impacting our business or the characterization or risk weight of our assets.
•The failure to effectively balance our funding sources with cash demands by depositors and borrowers.
•The failure to manage information systems risk or to prevent cyber-incidents against us, our customers or our third party vendors, or to manage risks from failures, disruptions or security breaches affecting us, our customers or our third party vendors, which risks have been materially enhanced by our increased reliance on technology to support associates working outside our offices.
•The costs and effects of cyber-incidents or other failures, disruptions or security breaches of our systems or those our third-party providers.
•The failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates, maturity imbalances in our assets and liabilities, potential adverse effects to our borrowers including their inability to repay loans with increased interest rates and the impact to our net interest income from the increasing cost of interest-bearing deposits.
•The failure of our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions to timely identify and address emerging risks adequately, which may result in unexpected losses.
•Uncertainty regarding the future of the London Interbank Offered Rate LIBOR, and the expected transition away from LIBOR toward new interest rate benchmarks.
•Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to maintain well capitalized or well managed status or regulatory enforcement actions against us, and uncertainty related to future implementation and enforcement of regulatory requirements resulting from the current political environment.
•Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of Treasury and the Federal Reserve.
•The effect of changes in laws, regulations, policies and guidelines (including, among others, laws, regulations, policies and guidelines concerning taxes, banking, securities and monetary and fiscal policies) with which we and our subsidiaries must comply under the new Biden Administration and the effects of any such changes on our business and results of operations;
•The failure to successfully execute our business strategy, which may include expanding into new markets, developing and launching new lines of business or new products and services within the expected timeframes and budgets or to successfully manage the risks related to the development and implementation of these new businesses, products or services.
•The failure to identify, attract and retain key personnel or the loss of key individuals or groups of employees.
•Increased or more effective competition from banks and other financial service providers in our markets.
•Structural changes in the markets for origination, sale and servicing of residential mortgages.
•Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the MSRs related to these loans and related interest rate risk or price risk resulting from retaining MSRs, and the potential effects of higher interest rates on our MCA loan volumes.
•Changes in accounting principles, policies, practices or guidelines.

•Volatility in the market price of our common stock.
•Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.
•Failure of our risk management strategies and procedures, including failure or circumvention of our controls.
•Credit risk resulting from our exposure to counterparties.
•An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our Bank and our customers.
•The failure to maintain adequate regulatory capital to support our business.
•Unavailability of funds obtained from borrowing or capital transactions or from our Bank to fund our obligations.
•Incurrence of material costs and liabilities associated with legal and regulatory proceedings, investigations, inquiries and related matters with respect to the financial services industry, including those directly involving us or our Bank and arising from our participation in government stimulus programs responding to the economic impact of the COVID-19 pandemic.
•Environmental liability associated with properties related to our lending activities.
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
On December 9, 2019, we and IBTX entered into the Merger Agreement to combine the companies in an all-stock merger of equals. On May 22, 2020, we and IBTX mutually agreed to terminate the Merger Agreement. The termination was approved by each company's board of directors after careful consideration of the significant impact of the COVID-19 pandemic on global markets and on the companies' ability to fully realize the benefits expected to be achieved through the merger. Neither party paid a termination fee in connection with the termination of the Merger Agreement.
In response to the pressures of the current economic environment and a refinement of our strategy, we took actions during the second and third quarters of 2020 which are expected to decrease our non-interest expenses, including a workforce reduction and write-offs of certain software assets. While these expenses, as well as merger-related expenses incurred in the first half of 2020, had a significant impact on our year-to-date operating results, we believe that we are better positioned to improve our core profitability going forward as the non-interest expense items are not expected to recur in future periods. During the fourth quarter of 2020, we did experience improvements in non-interest expense as a result of these actions, specifically in salaries and employee benefits due to the workforce reduction and in communications and technology expense related to lower software amortization expense as compared to the third quarter of 2020. We continue to focus on balance sheet strength and while we intend to operate with above-average liquidity in response to the uncertain economic environment, we believe opportunities exist to improve core earnings by reducing or replacing higher cost funding sources and improving the earning asset mix.
Our organic growth model and the depth of talent on our team have built a resilient business with lasting client relationships and a record of value creation through dynamic markets and business cycles.

Impact of COVID-19 Pandemic
Impact on Our Financial Statements and Results of Operations
Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. As a result of the shelter-at-home mandate that was in force early in the second quarter of 2020, commercial activity throughout the state of Texas, as well as nationally, decreased significantly. As of December 31, 2020, most regions in Texas have allowed businesses to re-open at limited capacities and with caution as to social-distancing and other restrictions. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic. This continued depression in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the first quarter of 2021, especially if COVID-19 infections increase and new economic restrictions are mandated. Our borrowing base includes customers in industries such as energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.
Future economic conditions are subject to significant uncertainty. We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Current economic pressures and their effects on our customers, coupled with the implementation of the CECL expected loss methodology for determining our allowance for credit losses, have contributed to a substantially increased provision for credit losses in 2020. We continue to monitor closely the impact of the COVID-19 pandemic on our customers, as well as the effects of the CARES Act and the new Act. Uncertainties associated with the pandemic include the duration of the outbreak, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 has had, and is expected to continue to have, a significant adverse impact on our business, financial position and operating results. The extent to which the COVID-19 pandemic will impact our operations and financial results in 2021 cannot be reasonably or reliably estimated at this time.
Impact on our Business Operations
In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary. Since early March 2020, a majority of our workforce has been working virtually with limited impact on the execution of our business and client experience. We expect to be able to continue with this strategy for the foreseeable future, but will begin transitioning employees back into the office in a phased approach when it is safe to do so. When the time comes to transition employees back into the office locations, our Business Continuity team has a plan in place to phase employees back into the office locations over an extended period of time. Our branch locations are currently open and operating during normal business hours, although customers are admitted into the branches only between the hours of 10:00 a.m. and 2:00 p.m. We are taking additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.
Energy Portfolio
Outstanding energy loans totaled $766.2 million, or 3% of total loans held for investment, at December 31, 2020, compared to $1.4 billion, or 6% of total loans, at December 31, 2019. The decline in outstanding energy loans is due to our strategic de-risking of the energy portfolio as well as a heightened level of charge-offs in 2020 as we reached final resolution on a number of loans previously disclosed as problem loans. At December 31, 2020, energy non-accruals decreased to $51.7 million, compared to $125.0 million at December 31, 2019, further evidencing final resolution of previously disclosed problem loans.
Our energy loan portfolio is primarily comprised of loans to exploration and production (“E&P”) companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. At December 31, 2020, loans to E&P companies represented approximately 70% of total energy loans outstanding. The majority of this portfolio consists of first lien, senior secured, reserve-based loans, which we believe is the lowest-risk form of energy lending. At December 31, 2020 approximately 40% of our exposure was located in lower cost production areas such as the Permian Basin and Eagle Ford.
Year ended December 31, 2020 compared to year ended December 31, 2019
We reported net income of $66.3 million and net income available to common stockholders of $56.5 million, or $1.12 per diluted common share, for the year ended December 31, 2020, compared to net income of $312.0 million and net income available to common stockholders of $302.3 million, or $5.99 per diluted common share, for 2019. Return on average common equity ("ROE") was 2.10% and return on average assets ("ROA") was 0.18% for the year ended December 31, 2020, compared to 11.95% and 1.01%, respectively, for 2019. The decline in net income, ROE and ROA for the year ended December 31, 2020 resulted primarily from a $183.0 million increase in the provision for credit losses, as well as a $103.5 million increase in non-interest expense, driven by the significant year-to-date 2020 expenses described below.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2020			2019			2018
(in thousands except percentages)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment Securities—taxable	$689,590	$10,112	1.47%	$37,574	$1,611	4.29%	$24,142	$849	3.52%
Investment Securities—non-taxable(2)	195,741	9,320	4.76%	176,328	8,915	5.06%	46,553	2,512	5.40%
Federal funds sold and securities purchased under resale agreements	114,141	693	0.61%	73,946	1,529	2.07%	201,236	3,792	1.88%
Interest-bearing Deposits in other banks	9,653,129	27,569	0.29%	3,483,254	71,093	2.04%	1,769,074	32,597	1.84%
Loans held for sale	1,114,311	36,369	3.26%	2,688,677	112,526	4.19%	1,561,530	71,240	4.56%
Loans held for investment, mortgage finance	8,589,762	285,212	3.32%	6,999,585	241,665	3.45%	4,875,860	181,438	3.72%
Loans held for investment(1)(2)	16,377,733	691,731	4.22%	16,803,930	934,228	5.56%	16,075,007	877,688	5.46%
Less reserve for loan losses	248,563	—	—	200,283	—	—	183,863	—	—
Loans held for investment, net	24,718,932	976,943	3.95%	23,603,232	1,175,893	4.98%	20,767,004	1,059,126	5.10%
Total earning assets	36,485,844	1,061,006	2.91%	30,063,011	1,371,567	4.56%	24,369,539	1,170,116	4.80%
Cash and other assets	1,030,357			952,994			828,150
Total assets	$37,516,201			$31,016,005			$25,197,689
Liabilities and stockholders’ equity
Transaction deposits	$4,090,591	$32,836	0.80%	$3,535,282	$68,908	1.95%	$3,044,300	$47,738	1.57%
Savings deposits	12,346,904	74,950	0.61%	9,780,532	168,856	1.73%	7,986,135	114,255	1.43%
Time deposits	2,867,579	38,331	1.34%	2,351,698	55,773	2.37%	1,292,864	23,123	1.79%
Total interest-bearing deposits	19,305,074	146,117	0.76%	15,667,512	293,537	1.87%	12,323,299	185,116	1.50%
Other borrowings	3,115,416	22,006	0.71%	3,038,095	70,265	2.31%	2,102,404	42,738	2.03%
Subordinated notes	282,299	16,764	5.94%	281,936	16,764	5.95%	281,574	16,764	5.95%
Trust preferred subordinated debentures	113,406	3,199	2.82%	113,406	5,026	4.43%	113,406	4,715	4.16%
Total interest-bearing liabilities	22,816,195	188,086	0.82%	19,100,949	385,592	2.02%	14,820,683	249,333	1.68%
Demand deposits	11,567,549			8,989,104			7,890,304
Other liabilities	295,710			246,931			121,203
Stockholders’ equity	2,836,747			2,679,021			2,365,499
Total liabilities and stockholders’ equity	$37,516,201			$31,016,005			$25,197,689

Net interest income(2)		$872,920			$985,975			$920,783
Net interest margin			2.39%			3.28%			3.78%
Net interest spread			2.09%			2.54%			3.12%
Loan spread(3)			3.43%			3.59%			4.04%
(1)The loan averages include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $61.3 million, $57.1 million and $71.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Taxable equivalent rates used where applicable.
(3)Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2020/2019			2019/2018
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$8,906	$34,391	$(25,485)	$7,165	$5,787	$1,378
Loans held for sale	(76,157)	(61,542)	(14,615)	41,286	51,381	(10,095)
Loans held for investment, mortgage finance loans	43,547	56,230	(12,683)	60,227	78,979	(18,752)
Loans held for investment	(242,497)	(22,700)	(219,797)	56,540	38,729	17,811
Federal funds sold and securities purchased under resale agreements	(836)	1,092	(1,928)	(2,263)	(2,329)	66
Interest-bearing deposits in other banks	(43,524)	133,964	(177,488)	38,496	36,304	2,192
Total	(310,561)	141,435	(451,996)	201,451	208,851	(7,400)
Interest expense:
Transaction deposits	(36,072)	10,856	(46,928)	21,170	7,644	13,526
Savings deposits	(93,906)	45,495	(139,401)	54,601	27,534	27,067
Time deposits	(17,442)	12,330	(29,772)	32,650	15,517	17,133
Other borrowings	(48,259)	1,741	(50,000)	27,527	18,344	9,183
Long-term debt	(1,827)	20	(1,847)	311	20	291
Total	(197,506)	70,442	(267,948)	136,259	69,059	67,200
Net interest income	$(113,055)	$70,993	$(184,048)	$65,192	$139,792	$(74,600)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $868.8 million for the year ended December 31, 2020 compared to $979.7 million for 2019. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, partially offset by a decrease in funding costs.
Average earning assets for the year ended December 31, 2020 increased by $6.4 billion compared to the same period in 2019, and included a $671.4 million increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities, a $1.1 billion increase in average total loans held for investment, primarily attributable to increases in average mortgage finance loans related to lower long-term interest rates, and a $6.2 billion increase in average liquidity assets, partially offset by a $1.6 billion decrease in average loans held for sale. The increase in average liquidity assets was the result of actions taken by management during 2020 to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. While we intend to operate with above-average liquidity in response to the uncertain economic environment, we believe opportunities exist to improve core earnings by reducing or replacing higher-cost funding sources and improving the earning asset mix. The decrease in average loans held for sale compared to the year ended December 31, 2019 resulted from holding purchased loans for shorter durations than in prior periods in order to limit exposure to forbearance risk caused by current economic uncertainties. The decline in net interest income on loans held for sale resulting from shorter hold times was offset by an increase in non-interest income. Average interest-bearing liabilities increased $3.7 billion for the year ended December 31, 2020 compared to the same period in 2019, primarily due to a $3.6 billion increase in average interest-bearing deposits. Average demand deposits for the year ended December 31, 2020 increased to $11.6 billion from $9.0 billion for 2019.
Net interest margin for the year ended December 31, 2020 was 2.39% compared to 3.28% for 2019. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily increases in lower-yielding liquidity assets and mortgage finance loans coupled with a decline in loans held for investment, excluding mortgage finance, partially offset by lower funding costs compared to 2019.

The yield on total loans held for investment decreased to 3.95% for the year ended December 31, 2020 compared to 4.98% for 2019 and the yield on earning assets decreased to 2.91% for the year ended December 31, 2020 compared to 4.56% for 2019. The average cost of total deposits decreased to 0.47% for 2020 from 1.19% for 2019 and total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.51% for 2020 compared to 1.25% for 2019.
Non-interest Income

	Year ended December 31,
(in thousands)	2020	2019	2018
Service charges on deposit accounts	$11,620	$11,320	$12,787
Wealth management and trust fee income	9,998	8,810	8,148
Brokered loan fees	46,423	29,738	22,532
Servicing income	27,029	13,439	18,307
Swap fees	5,182	4,387	5,625
Net gain/(loss) on sale of loans held for sale	58,026	(20,259)	(15,934)
Other(1)	27,238	45,005	26,559
Total non-interest income	$185,516	$92,440	$78,024
(1)Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock, income from legal settlements and other general operating income.
Non-interest income increased by $93.1 million during the year ended December 31, 2020 to $185.5 million, compared to $92.4 million for 2019. This increase was primarily due to a $78.3 million increase in net gain/(loss) on sale of loans held for sale, a $16.7 million increase in brokered loan fees and a $13.4 million increase in servicing income, partially offset by a $17.8 million decrease in other non-interest income. The increase in net gain/(loss) on sale of loans held for sale was due to favorable economics and lower hedge costs in 2020 as a result of holding purchased loans for shorter durations than in prior periods, which was offset by the decline in net interest income on loans held for sale noted above. The increase in brokered loans fees was due to an increase in total mortgage finance volumes in 2020, and the increase in servicing income was due to an increase in the outstanding balance of our servicing portfolio. The decrease in other non-interest income resulted primarily from the settlement of $15.0 million in legal claims in 2019 that did not recur in 2020.
Non-interest Expense

	Year ended December 31,
(in thousands)	2020	2019(1)	2018(1)
Salaries and employee benefits	$340,529	$328,483	$300,899
Net occupancy expense	34,955	32,989	30,342
Marketing	23,581	53,355	39,335
Legal and professional	52,132	52,460	42,990
Communications and technology	103,054	44,826	30,056
FDIC insurance assessment	25,955	20,093	24,307
Servicing-related expenses	64,625	22,573	14,934
Merger-related expenses	17,756	1,370	—
Other(2)	41,809	44,701	49,670
Total non-interest expense	$704,396	$600,850	$532,533
(1)Values have been adjusted to reflect revisions to certain previously reported financial information. See “Item 8, Note 1—Operations and Summary of Significant Accounting Policies—Revision of Prior Period Financial Statements” for additional information.
(2)Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the year ended December 31, 2020 increased $103.5 million compared to 2019. The increase was primarily due to increases in salaries and employee benefits, communication and technology expenses, servicing-related expenses and merger-related expenses, partially offset by a decrease in marketing expenses. The increase in salaries and employee benefits was primarily due to $18.0 million in severance expense related to our workforce reduction in 2020. The increase in communications and technology expense was primarily due to $36.0 million in write-offs of certain software assets in 2020 and $5.9 million in technology expense related to the roll-out of our PPP capabilities in 2020. The full impact on salaries and employee benefits expense from the reduction in workforce and on software amortization included in communications and technology expense from the software write-offs recorded during 2020 is expected to be realized in non-interest expense in the first half of 2021, though we did experience improvements during the fourth quarter of 2020. The increase in servicing-related expenses was primarily due to higher MSR amortization and impairment expense, resulting primarily from higher mortgage prepayment rates.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Commercial	$8,861,580	$9,133,444	$9,117,546	$8,373,398	$6,622,078
Energy	766,217	1,425,309	1,631,371	1,130,000	889,583
Mortgage finance	9,079,409	8,169,849	5,877,524	5,308,160	4,497,338
Real estate	5,794,624	6,008,040	6,050,083	5,960,785	5,560,909
Total loans held for investment	$24,501,830	$24,736,642	$22,676,524	$20,772,343	$17,569,908
Total loans held for investment were $24.5 billion at December 31, 2020, a decline of $234.8 million from 2019. While the majority of our portfolio segments declined in 2020, the balance of mortgage finance loans increased $909.6 million to $9.1 billion at December 31, 2020. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 37% of total loans held for investment at December 31, 2020 compared to 33% at December 31, 2019. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. The significant growth in this portfolio during 2020 resulted from increases in volumes driven by continued lower long-term interest rates. Traditional loans held for investment decreased 7% during 2020. The majority of the decrease was in our commercial and energy portfolios, and was partially offset by the addition of $617.5 million in PPP loan balances at December 31, 2020. Throughout 2020 we strategically reduced portfolios that have experienced higher historic losses, primarily energy and leveraged lending.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2020, we had $1.9 billion in syndicated loans, $435.5 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2020, none of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of December 31, 2020, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

The table below summarizes the industry concentrations of our loans held for investment on a gross basis at December 31, 2020.

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Industry type:
Mortgage finance loans	$9,079,409	37.0%
Real estate and construction	5,247,480	21.4%
Financials excluding banks	5,067,487	20.7%
Oil & gas and pipelines	1,020,033	4.2%
Healthcare and pharmaceuticals	460,517	1.9%
Commercial services	459,409	1.9%
Retail	388,682	1.6%
Technology, telecom and media	309,532	1.3%
Machinery, equipment and parts manufacturing	301,167	1.2%
Materials and commodities	231,609	0.9%
Food and beverage manufacturing and wholesale	225,003	0.9%
Consumer services	222,009	0.9%
Entertainment and recreation	203,605	0.8%
Transportation services	172,344	0.7%
Government and education	145,390	0.6%
Diversified or miscellaneous	968,154	4.0%
Total loans held for investment	$24,501,830	100.0%
Our largest concentration of loans held for investment, excluding mortgage finance, in any single industry is in real estate and construction. Loans extended to borrowers within the real estate and construction industries generally include market risk real estate loans, consisting of commercial real estate loans and loans made to residential builders and developers. Loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. We extend commercial real estate loans, including both construction/development financing and limited term financing, to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings and residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Loans to residential builders are typically in the form of uncommitted guidance lines and are for the purpose of developing lots into single-family homes, while loans to developers are typically in the form of borrowing base lines extended for the purpose of acquiring and developing raw land into lots that can be further sold to home builders.
Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading.

We believe the loans we originate are appropriately collateralized under our credit standards. Approximately 98% of our loans held for investment are secured by collateral. Over 60.3% of the market risk real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our loans held for investment on a gross basis among various types of collateral at December 31, 2020:

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Collateral type:
Mortgage finance loans	$9,079,409	37.1%
Business assets	6,848,036	28.0%
Real property	5,794,624	23.6%
Energy	766,217	3.1%
U. S. Government guaranty	620,919	2.5%
Other assets	368,633	1.5%
Highly liquid assets	226,783	0.9%
Municipal tax- and revenue-secured	186,061	0.8%
Rolling stock	23,872	0.1%
Unsecured	587,276	2.4%
Total loans held for investment	$24,501,830	100.0%
As noted in the table above, approximately 21.4% of our loans held for investment as of December 31, 2020 are secured by real property. The table below summarizes our total real estate loan portfolio, which includes real estate loans and construction loans, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2020:

(in thousands except percentage data)	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Apartment/condominium buildings	1,195,645	20.8%
Commercial buildings	597,163	10.3%
1-4 Family dwellings (other than condominium)	585,267	10.1%
Senior housing buildings	387,601	6.7%
Self-storage building	348,442	6.0%
Hotel/motel buildings	327,327	5.6%
Industrial buildings	314,569	5.4%
Residential lots	286,981	5.0%
Shopping center/mall buildings	257,404	4.4%
Commercial lots	75,480	1.3%
Other	168,440	2.9%
Other than market risk
Commercial buildings	350,462	6.0%
Industrial buildings	358,825	6.2%
1-4 Family dwellings (other than condominium)	335,562	5.8%
Other	205,456	3.5%
Total real estate loans	5,794,624	100%

The table below summarizes our market risk real estate portfolio at December 31, 2020 as segregated by the geographic region in which the property is located:

(in thousands except percentage data)	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,040,163	22.9%
Houston	725,827	16.0%
San Antonio	428,795	9.4%
Austin	453,389	10.0%
Other Texas cities	89,935	2.0%
Other states	1,806,210	39.7%
Total market risk real estate loans	$4,544,319	100.0%
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. We engage a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement our internal resources to underwrite and monitor these credit exposures. Generally, our policy requires a new appraisal every three years. However, in periods of economic uncertainty where real estate market conditions may change rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan or other indicators of increasing risk of reliance on collateral value as the sole source of repayment of the loan. Annual appraisals are generally obtained for loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service.
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
Large Credit Relationships
We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of our Bank is approximately $506.4 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $60 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end:

	December 31, 2020			December 31, 2019
		Period End Balances			Period End Balances
(in thousands, except relationship data)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	190	$8,650,588	$4,252,488	177	$8,254,124	$4,251,321
$20.0 million to $29.9 million	167	4,095,449	2,414,768	196	4,708,982	3,103,200

Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in the number of commitments. The following table summarizes the average committed and outstanding loan balances per relationship related to our large held for investment credit relationships, excluding mortgage finance, at year-end:

	2020 Average Balance per Relationship		2019 Average Balance per Relationship
(in thousands)	Committed	Outstanding	Committed	Outstanding
$30.0 million and greater	$45,529	$22,382	$46,633	$24,019
$20.0 million to $29.9 million	24,524	14,460	24,025	15,833
Loan Maturities and Interest Rate Sensitivity

	December 31, 2020
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$8,861,580	$3,175,247	$5,071,781	$614,552
Energy	766,217	241,164	525,053	—
Mortgage finance	9,079,409	9,079,409	—	—
Real estate	5,794,624	1,667,692	3,205,451	921,481
Total loans held for investment	$24,501,830	$14,163,512	$8,802,285	$1,536,033
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$3,127,325	$1,476,707	$1,136,376	$514,242
Floating or adjustable interest rates	21,374,505	12,686,805	7,665,909	1,021,791
Total loans held for investment	$24,501,830	$14,163,512	$8,802,285	$1,536,033
Interest Reserve Loans
As of December 31, 2020 and December 31, 2019, we had $549.1 million and $743.8 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 23% and 12%, respectively, of outstanding construction loans, which are a component of real estate loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2020 and December 31, 2019, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

	As of December 31,
(in thousands)	2020	2019	2018
Non-accrual loans(1)
Commercial
Assets of the borrowers	$18,776	$57,901	$16,538
Accounts receivable and inventory	3,547	26,426	21,300
Other	9,773	4,308	2,548
Total commercial	32,096	88,635	40,386
Energy
Oil and gas properties	51,724	125,049	37,532
Total Energy	51,724	125,049	37,532
Real estate
Assets of the borrowers	14,496	—	—
Commercial property	13,569	1,751	988
Hotel/motel	4,619	8,500	—
Single family residences	218	1,449	1,469
Other	5,267	—	—
Total real estate	38,169	11,700	2,457
Total non-accrual loans	121,989	225,384	80,375
OREO(2)	—	—	79
Total non-performing assets	$121,989	$225,384	$80,454
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(3)	$12,541	$17,584	$9,353
Loans held for sale non-accrual(4)	$6,966	$—	$—
Loans held for sale past due 90 days and accruing(5)	$16,667	$8,207	$16,829
(1)As of December 31, 2020, 2019 and 2018, non-accrual loans included $45.4 million, $35.1 million and $20.0 million, respectively, in loans that met the criteria for restructured.
(2)At December 31, 2018, there was no valuation allowance recorded against the OREO balance.
(3)At December 31, 2020, 2019 and 2018, loans past due 90 days and still accruing includes premium finance loans of $6.4 million, $8.5 million and $9.2 million, respectively.
(4)Includes one non-accrual loan previously reported in loans HFI that was transferred to loans HFS as of December 31, 2020 and subsequently sold at carrying value.
(5)Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also includes loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised.
Total non-performing assets at December 31, 2020 decreased $103.4 million from December 31, 2019. The decrease during 2020 primarily related to charge-offs of energy and leveraged lending loans during 2020. Non-accrual energy loans totaled $51.7 million (42% of total non-performing assets) at December 31, 2020 compared to $125.0 million (55% of total non-performing assets) at December 31, 2019. Non-accrual leveraged lending loans totaled $18.9 million (15% of total non-performing assets) at December 31, 2020 compared to $73.2 million (32% of total non-performing assets) at December 31, 2019.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2020, we had $193.2 million in loans of this type, compared to $46.6 million at December 31, 2019. Potential problem loan levels have remained elevated throughout 2020 as compared to 2019, primarily as a result of continued economic uncertainty related to the COVID-19 pandemic.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We adopted ASU 2016-13 on January 1, 2020, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the CECL model. Upon adoption, the allowance for credit losses was increased by $9.1 million, with no impact on the consolidated statement of income. We recorded a provision for credit losses of $258.0 million for the year ended December 31, 2020, $75.0 million for the year ended December 31, 2019, and $87.0 million for the year ended December 31, 2018. Criticized loans totaled $918.4 million at December 31, 2020, compared to $1.1 billion at September 30, 2020 and $584.1 million at December 31, 2019. Criticized loan levels have declined in the fourth quarter of 2020 as compared to the third quarter of 2020, however remain elevated due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic or that are in categories that are expected to be more significantly impacted by COVID-19.
The table below presents a summary of our loan loss experience for the past five years:

Year Ended December 31,
(in thousands except percentage and multiple data)	2020	2019	2018	2017	2016
Allowance for credit losses:
Beginning balance	$195,047	$191,522	$184,655	$168,126	$141,111
Impact of CECL adoption	8,585	—	—	—	—
Loans charged-off:
Commercial	73,360	44,352	60,158	13,673	18,843
Energy	133,522	32,625	20,620	20,652	37,762
Real estate	180	662	—	349	528
Total charge-offs	207,062	77,639	80,778	34,674	57,133
Recoveries:
Commercial	1,277	3,054	2,450	4,022	7,702
Energy	6,999	316	489	651	1,760
Real estate	—	—	69	179	97
Total recoveries	8,276	3,370	3,008	4,852	9,559
Net charge-offs	198,786	74,269	77,770	29,822	47,574
Provision for credit losses on loans	249,769	77,794	84,637	46,351	74,589
Ending balance	$254,615	$195,047	$191,522	$184,655	$168,126
Allowance for off-balance sheet credit losses:
Beginning balance	$8,640	$11,434	$9,071	$11,422	$9,011
Impact of CECL adoption	563	—	—	—	—
Provision for off-balance sheet credit losses	8,231	(2,794)	2,363	(2,351)	2,411
Ending balance	$17,434	$8,640	$11,434	$9,071	$11,422
Total allowance for credit losses	$272,049	$203,687	$202,956	$193,726	$179,548
Total provision for credit losses	$258,000	$75,000	$87,000	$44,000	$77,000
Allowance for credit losses on loans to LHI	1.04%	0.79%	0.85%	0.89%	0.96%
Net charge-offs to average LHI	0.80%	0.31%	0.37%	0.16%	0.29%
Total provision for credit losses to average LHI	1.03%	0.32%	0.42%	0.24%	0.46%
Recoveries to total charge-offs	4.00%	4.34%	3.72%	13.99%	16.73%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.20%	0.10%	0.14%	0.13%	0.19%
Total allowance for credit losses to LHI	1.11%	0.83%	0.90%	0.94%	1.03%
Allowance as a multiple of non-performing loans	2.1	x	0.9	x	2.4	x	1.8	x	1.0	x
The allowance for credit losses, including the allowance for off-balance sheet credit losses reported on the consolidated balance sheets in other liabilities, totaled $272.0 million at December 31, 2020, $203.7 million at December 31, 2019 and $203.0 million at December 31, 2018. The total allowance as a percentage of loans held for investment increased to 1.11% at December 31, 2020 from 0.83% and 0.90% at December 31, 2019 and 2018, respectively. The total allowance as a percentage of loans held for investment, excluding mortgage finance, increased to 1.77% at December 31, 2020 from 1.24% at December 31, 2019 and 1.22% at December 31, 2018. The increase in the total allowance as a percentage of loans held for investment at December 31, 2020, compared to December 31, 2019, is due primarily to an increase in the allowance for credit losses, resulting from reserve build related to higher criticized loan levels and continued economic uncertainty related to the COVID-19 pandemic.

The following table presents a summary of our allowance for credit losses on loans by portfolio segment for the past five years:

	December 31,
	2020		2019		2018		2017		2016
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$73,061	36%	$102,254	37%	$96,814	40%	$74,226	40%	$77,584	37%
Energy	84,064	3%	60,253	6%	34,882	7%	48,479	5%	52,549	5%
Mortgage finance loans	4,699	37%	2,265	33%	—	26%	—	26%	—	26%
Real estate	92,791	24%	30,275	24%	52,595	27%	53,560	29%	32,293	32%
Additional qualitative reserve	—	—	—	—	7,231	—	8,390	—	5,700	—
Total allowance for credit losses on loans	$254,615	100%	$195,047	100%	$191,522	100%	$184,655	100%	$168,126	100%
The overall increase in the allowance at December 31, 2020 compared to 2019 resulted from reserve build related to higher criticized loans levels and continued economic uncertainty from the COVID-19 pandemic, as mentioned above. We recorded $198.8 million in net charge-offs during the year ended December 31, 2020, including $126.5 million in energy net charge-offs and $58.8 million in leveraged lending net charge-offs, all of which were loans that had been previously identified as problem loans, compared to $74.3 million during the year ended December 31, 2019.
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for credit losses.
Loans Held for Sale
Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and GSEs such as Fannie Mae and Freddie Mac. For additional information on our loans held for sale portfolio, see Note 1 - Operations and Summary of Significant Accounting Policies and Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Average total deposits for the year ended December 31, 2020 increased $6.2 billion compared to 2019. Average demand deposits for the year ended December 31, 2020 increased $2.6 billion compared to 2019, and average interest-bearing deposits increased $3.6 billion. The average cost of total deposits decreased to 0.47% in 2020 from 1.19% in 2019 due to lower interest rates during 2020.
The following table discloses our average deposits:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Non-interest-bearing	$11,567,549	$8,989,104	$7,890,304
Interest-bearing transaction	4,090,591	3,535,282	3,044,300
Savings	12,346,904	9,780,532	7,986,135
Time deposits	2,867,579	2,351,698	1,292,864
Total average deposits	$30,872,623	$24,656,616	$20,213,603
Uninsured deposits at December 31, 2020 were 52% of total deposits, compared to 53% at December 31, 2019 and 57% at December 31, 2018. The insured deposit data for 2020, 2019 and 2018 reflect the deposit insurance impact of "combined ownership segregation" of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(in thousands)	2020	2019	2018
Months to maturity:
3 or less	$159,428	$215,991	$193,982
Over 3 through 6	133,921	75,632	89,529
Over 6 through 12	203,626	165,973	100,177
Over 12	67,703	50,619	15,834
Total	$564,678	$508,215	$399,522
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2020 and 2019, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. Throughout 2020 we have significantly increased our liquidity assets to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. Liquidity assets totaled $9.0 billion at December 31, 2020 compared to $4.3 billion at December 31, 2019. The following table summarizes the growth in and composition of liquidity assets:

	December 31,
(in thousands except percentage data)	2020	2019	2018
Federal funds sold and securities purchased under resale agreements	$—	$30,000	$50,190
Interest-bearing deposits	9,032,807	4,233,766	2,815,684
Total liquidity assets	$9,032,807	$4,263,766	$2,865,874

Total liquidity assets as a percent of:
Total loans held for investment	37.0%	17.3%	12.7%
Total earning assets	24.6%	13.5%	10.5%
Total deposits	29.1%	16.1%	13.9%
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

	December 31,
(in thousands)	2020	2019
Deposits from core customers	$27,581,532	$22,549,568
Deposits from core customers as a percent of total deposits	89.0%	85.2%
Relationship brokered deposits	$1,771,883	$1,617,247
Relationship brokered deposits as a percent of average total deposits	5.7%	6.1%
Traditional brokered deposits	$1,643,174	$2,311,778
Traditional brokered deposits as a percent of total deposits	5.3%	8.7%
Average deposits from core customers	$26,537,612	$20,747,292
Average deposits from core customers as a percent of average total deposits	86.0%	84.1%
Average relationship brokered deposits	$2,099,652	$2,096,287
Average relationship brokered deposits as a percent of average total deposits	6.8%	8.5%
Average traditional brokered deposits	$2,235,359	$1,813,037
Average traditional brokered deposits as a percent of average total deposits	7.2%	7.4%
We have access to sources of traditional brokered deposits that we estimate to be $7.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. We have increased our use of traditional brokered deposits in 2020 and 2019 in response to favorable rates available in that market relative to other available funding sources.
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

	December 31,
(in thousands)	2020	2019	2018
Federal funds purchased	$107,600	$132,270	$629,169
Repurchase agreements	4,151	9,496	12,005
FHLB borrowings	3,000,000	2,400,000	3,900,000
Line of credit	—	—	—
Total short-term and other borrowings	$3,111,751	$2,541,766	$4,541,174
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
Our equity capital averaged $2.8 billion for the year ended December 31, 2020 compared to $2.7 billion in 2019 and $2.4 billion in 2018. We have not paid any cash dividends on our common stock since we commenced operations. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information on our capital, see Note 13 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligations
The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this report.

(in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	9	$28,757,070	$—	$—	$—	$28,757,070
Time deposits	9	1,317,558	917,032	4,924	5	2,239,519
Lease liabilities	6	17,222	32,966	17,278	22,849	90,315
Federal funds purchased and customer repurchase agreements	10	111,751	—	—	—	111,751
FHLB borrowings	10	3,000,000	—	—	—	3,000,000
Subordinated notes	11	—	—	—	282,490	282,490
Trust preferred subordinated debentures	11	—	—	—	113,406	113,406
Total contractual obligations		$33,203,601	$949,998	$22,202	$418,750	$34,594,551
Off-Balance Sheet Arrangements
We had the following off-balance sheet contractual obligations as of December 31, 2020:

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$3,021,442	$3,650,051	$1,638,198	$220,762	$8,530,453
Standby and commercial letters of credit	178,571	78,912	11,411	—	268,894
Total financial instruments with off-balance sheet risk	$3,200,013	$3,728,963	$1,649,609	$220,762	$8,799,347
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
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor ("PLQF") and/or a Portfolio Segment Level Qualitative Factor ("SLQF"). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.
Impact of Inflation and Changing Prices
The preparation of financial statements in conformity with GAAP requires management to measure the company’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. We manage our interest rate risk in several ways. Refer to “Interest Rate Risk Management” in Item 7A for further discussion. There can be no assurance that we will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond our control.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2020, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
December 31, 2020

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$9,032,807	$—	$—	$—	$9,032,807
Investment securities(1)	46,444	1,724	605	3,148,197	3,196,970
Total variable loans	21,278,748	62,769	28,117	267,871	21,637,505
Total fixed loans	237,836	1,239,653	877,452	792,549	3,147,490
Total loans(2)	21,516,584	1,302,422	905,569	1,060,420	24,784,995
Total interest sensitive assets	$30,595,835	$1,304,146	$906,174	$4,208,617	$37,014,772
Liabilities:
Interest-bearing customer deposits	$16,016,123	$—	$—	$—	$16,016,123
CDs & IRAs	166,858	352,776	71,782	4,929	596,345
Traditional brokered deposits	286,736	511,188	845,250	—	1,643,174
Total interest-bearing deposits	16,469,717	863,964	917,032	4,929	18,255,642
Repurchase agreements, federal funds purchased, FHLB borrowings	3,111,751	—	—	—	3,111,751
Subordinated notes	—	—	—	282,490	282,490
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	3,111,751	—	—	395,896	3,507,647
Total interest sensitive liabilities	$19,581,468	$863,964	$917,032	$400,825	$21,763,289
GAP	$11,014,367	$440,182	$(10,858)	$3,807,792	$—
Cumulative GAP	$11,014,367	$11,454,549	$11,443,691	$15,251,483	$15,251,483

Demand deposits					12,740,947
Stockholders’ equity					2,871,224
Total					$15,612,171
(1)Investment securities based on fair market value.
(2)Total loans includes loans held for investments, stated at gross, and loans held for sale.

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
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate and LIBOR are the basis for most of our variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities and MSRs. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure, except for MSRs, although we may do so in the future if that appears advisable.
For modeling purposes, the “shock test” scenarios as of December 31, 2019 assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates. As short-term rates have declined during 2020, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. As such, the scenarios as of December 31, 2020 assume immediate, sustained 100 and 200 basis point increases only. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2020		December 31, 2019
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$35,286	$87,613	$93,290	$187,968	$(81,988)
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
Our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. The full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities, borrowings and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank's response. This team is currently working to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2021 expressed an unqualified opinion thereon.
Adoption of new accounting standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses - Loans
Description of the Matter
The Company’s loans held for investment portfolio totaled $24.4 billion as of December 31, 2020, and the associated allowance for credit losses (ACL) was $272.0 million. As discussed above and in Note 1 and Note 4 of the Company’s Form 10-K, the Company adopted new accounting guidance related to the estimate of the ACL resulting in a pre-tax cumulative-effect transition adjustment increasing the ACL by $9.1 million. The ACL represents management’s best estimate of expected credit losses over the contractual life of loans and for off-balance sheet commitments. The ACL is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments using a Portfolio Level Qualitative Factor and/or Portfolio Segment Level Qualitative Factor (collectively the “qualitative factors”). The qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or worse. Management applies judgment in the determination of the qualitative factors and reserves assigned on an individual basis to estimate the ACL.

Auditing management’s estimate of the ACL is complex due to the models utilized, and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative factors and the reserve assumptions for loans evaluated on an individual basis.

How We Addressed the Matter in Our Audit
Our considerations and procedures performed included evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date. We obtained an understanding of the Company’s process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis. We evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around the reliability and accuracy of data used in the model, management’s review and approval of the selected qualitative factors, the reserve assumptions for loans evaluated on an individual basis, the governance of the credit loss methodology, and management’s review and approval of the ACL.

We performed specific substantive tests of the models utilized, qualitative factors and the reserve assumptions for loans evaluated on an individual basis. We involved EY specialists to assist in testing management models including evaluating model methodology and key modeling assumptions, as well as the appropriateness of management’s qualitative framework, and reserve assumptions for loans evaluated on an individual basis. We evaluated if the qualitative factors were applied based on a comprehensive framework and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support the adjustments and evaluate trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors. Within our reserve testing for loans evaluated on an individual basis, we evaluated management’s assumptions including collateral valuations. In addition, we evaluated the Company’s estimate of the overall ACL giving consideration to the Company’s borrowers, loan portfolio, and macroeconomic trends, independently obtained and compared such information to comparable financial institutions and considered whether new or contrary information existed.

We have served as the Company's auditor since 1999.
Dallas, TX
February 9, 2021

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except per share data)	2020	2019
Assets
Cash and due from banks	$173,573	$161,817
Interest-bearing deposits in other banks	9,032,807	4,233,766
Federal funds sold and securities purchased under resale agreements	—	30,000
Investment securities	3,196,970	239,871
Loans held for sale ($239.1 million and $2,571.3 million at December 2020 and 2019, respectively, at fair value)	283,165	2,577,134
Loans held for investment, mortgage finance	9,079,409	8,169,849
Loans held for investment (net of unearned income)	15,351,451	16,476,413
Less: Allowance for credit losses on loans	254,615	195,047
Loans held for investment, net	24,176,245	24,451,215
Mortgage servicing rights, net	105,424	64,904
Premises and equipment, net	24,546	31,212
Accrued interest receivable and other assets	715,699	740,051
Goodwill and intangible assets, net	17,667	18,099
Total assets	$37,726,096	$32,548,069
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$12,740,947	$9,438,459
Interest-bearing	18,255,642	17,040,134
Total deposits	30,996,589	26,478,593
Accrued interest payable	11,150	12,760
Other liabilities	339,486	318,094
Federal funds purchased and repurchase agreements	111,751	141,766
Other borrowings	3,000,000	2,400,000
Subordinated notes, net	282,490	282,129
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	34,854,872	29,746,748
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2020 and 2019	150,000	150,000
Common stock, $0.01 par value:
Authorized shares—100,000,000
Issued shares—50,470,867 and 50,338,158 at December 31, 2020 and 2019, respectively	504	503
Additional paid-in capital	991,898	978,205
Retained earnings	1,713,056	1,663,671
Treasury stock (shares at cost: 417 at December 31, 2020 and 2019)	(8)	(8)
Accumulated other comprehensive income, net of taxes	15,774	8,950
Total stockholders’ equity	2,871,224	2,801,321
Total liabilities and stockholders’ equity	$37,726,096	$32,548,069
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands except per share data)	2020	2019	2018
Interest income
Interest and fees on loans	$1,011,175	$1,284,036	$1,124,970
Investment securities	17,475	8,654	2,834
Federal funds sold and securities purchased under resale agreements	693	1,529	3,792
Interest-bearing deposits in other banks	27,569	71,093	32,597
Total interest income	1,056,912	1,365,312	1,164,193
Interest expense
Deposits	146,117	293,537	185,116
Federal funds purchased	1,083	11,872	6,531
Other borrowings	20,923	58,393	36,207
Subordinated notes	16,764	16,764	16,764
Trust preferred subordinated debentures	3,199	5,026	4,715
Total interest expense	188,086	385,592	249,333
Net interest income	868,826	979,720	914,860
Provision for credit losses	258,000	75,000	87,000
Net interest income after provision for credit losses	610,826	904,720	827,860
Non-interest income
Service charges on deposit accounts	11,620	11,320	12,787
Wealth management and trust fee income	9,998	8,810	8,148
Brokered loan fees	46,423	29,738	22,532
Servicing income	27,029	13,439	18,307
Swap fees	5,182	4,387	5,625
Net gain/(loss) on sale of loans held for sale	58,026	(20,259)	(15,934)
Other	27,238	45,005	26,559
Total non-interest income	185,516	92,440	78,024
Non-interest expense
Salaries and employee benefits	340,529	328,483	300,899
Net occupancy expense	34,955	32,989	30,342
Marketing	23,581	53,355	39,335
Legal and professional	52,132	52,460	42,990
Communications and technology	103,054	44,826	30,056
FDIC insurance assessment	25,955	20,093	24,307
Servicing-related expenses	64,625	22,573	14,934
Merger-related expenses	17,756	1,370	—
Other	41,809	44,701	49,670
Total non-interest expense	704,396	600,850	532,533
Income before income taxes	91,946	396,310	373,351
Income tax expense	25,657	84,295	79,964
Net income	66,289	312,015	293,387
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$56,539	$302,265	$283,637
Other comprehensive income
Change in unrealized gain (loss) on available-for-sale debt securities arising during period, before tax	$8,639	$10,674	$7
Income tax expense/(benefit)	1,815	2,242	1
Other comprehensive income, net of tax	6,824	8,432	6
Comprehensive income	$73,113	$320,447	$293,393
Basic earnings per common share	$1.12	$6.01	$5.68
Diluted earnings per common share	$1.12	$5.99	$5.64
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2017	6,000,000	$150,000	49,643,761	$496	$961,305	$1,077,851	(417)	$(8)	$428	$2,190,072
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(82)	—	—	84	2
Comprehensive income:
Net income	—	—	—	—	—	293,387	—	—	—	293,387
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	6	6
Total comprehensive income										293,393
Stock-based compensation expense recognized in earnings	—	—	—	—	8,973	—	—	—	—	8,973
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	120,242	1	(2,383)	—	—	—	—	(2,382)
Issuance of common stock related to warrants	—	—	437,124	5	(5)	—	—	—	—	—
Balance at December 31, 2018	6,000,000	$150,000	50,201,127	$502	$967,890	$1,361,406	(417)	$(8)	$518	$2,480,308
Comprehensive income:
Net income	—	—	—	—	—	312,015	—	—	—	312,015
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	8,432	8,432
Total comprehensive income										320,447
Stock-based compensation expense recognized in earnings	—	—	—	—	11,775	—	—	—	—	11,775
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	128,263	1	(1,460)	—	—	—	—	(1,459)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at December 31, 2019	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards(2)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive income:
Net income	—	—	—	—	—	66,289	—	—	—	66,289
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	6,824	6,824
Total comprehensive income										73,113
Stock-based compensation expense recognized in earnings	—	—	—	—	15,681	—	—	—	—	15,681
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	132,709	1	(1,988)	—	—	—	—	(1,987)
Balance at December 31, 2020	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
(1)    Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements for more information.
(2)    Represents the impact of adopting ASU 2016-13. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019	2018
Operating activities
Net income	$66,289	$312,015	$293,387
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	258,000	75,000	87,000
Deferred tax expense (benefit)	(7,964)	10,796	(6,400)
Depreciation and amortization	74,925	37,267	32,022
Net (gain)/loss on sale of loans held for sale	(58,026)	20,259	15,934
Increase (decrease) in valuation allowance on mortgage servicing rights	20,164	5,803	(2,823)
Stock-based compensation expense	17,441	17,604	16,938
Purchases and originations of loans held for sale	(11,366,986)	(10,183,057)	(6,753,709)
Proceeds from sales and repayments of loans held for sale	13,619,623	9,508,927	5,759,067
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	10,654	(143,617)	(123,542)
Accrued interest payable and other liabilities	5,749	98,735	2,411
Net cash provided by/(used in) operating activities	2,639,869	(240,268)	(679,715)
Investing activities
Purchases of investment securities	(3,001,746)	(113,233)	(101,558)
Maturities and calls of available-for-sale securities	—	—	—
Principal payments received on investment securities	52,609	6,185	3,426
Originations of mortgage finance loans	(216,234,122)	(138,759,289)	(99,151,237)
Proceeds from pay-offs of mortgage finance loans	215,324,562	136,466,964	98,581,873
Net (increase)/decrease in loans held for investment, excluding mortgage finance loans	926,176	139,868	(1,402,068)
Purchase of premises and equipment, net	(2,796)	(16,651)	(7,651)
Proceeds from sale of MSRs	—	—	70,824
Proceeds from sale of other real estate owned, net	—	79	13,645
Net cash used in investing activities	(2,935,317)	(2,276,077)	(1,992,746)
Financing activities
Net increase in deposits	4,517,996	5,872,480	1,482,933
Costs from issuance of stock related to stock-based awards and warrants	(1,986)	(1,459)	(2,382)
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net increase/(decrease) in other borrowings	600,000	(1,500,000)	1,100,000
Net increase/(decrease) in federal funds purchased and repurchase agreements	(30,015)	(499,408)	276,134
Net cash provided by financing activities	5,076,245	3,861,863	2,846,935
Net increase in cash and cash equivalents	4,780,797	1,345,518	174,474
Cash and cash equivalents at beginning of period	4,425,583	3,080,065	2,905,591
Cash and cash equivalents at end of period	$9,206,380	$4,425,583	$3,080,065
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$189,696	$393,507	$236,338
Cash paid during the period for income taxes	26,152	89,967	75,405
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
On December 9, 2019, the Company and IBTX entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions therein, the Company would be merged with and into IBTX. On May 22, 2020, the Company and IBTX entered into an agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement. Neither party paid a termination fee in connection with the termination of the Merger Agreement.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States ("GAAP") and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
Revision of Prior Period Financial Statements
During the second quarter of 2020, the Company identified an error in our historical financial statements related to the accounting for certain share-based liabilities of a consolidated entity that contained put features, whereby the liabilities were not remeasured to their puttable value at each period end. The aggregate amount of the errors at each period end represented 1% or less of our stockholders' equity in all prior periods. In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, individually or in the aggregate with other previously identified immaterial errors, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, we have revised our previously reported financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 to correct the immaterial error, as well as other previously identified immaterial errors.
A summary of revisions to certain previously reported financial information is presented below:
Revised Consolidated Balance Sheets

	December 31, 2019			December 31, 2018			December 31, 2017
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Other liabilities	$287,157	$30,937	$318,094	$194,238	$20,086	$214,324	$182,212	$12,649	$194,861
Total liabilities	29,715,811	30,937	29,746,748	25,757,373	20,086	$25,777,459	22,872,924	12,649	22,885,573
Retained Earnings	1,694,608	(30,937)	1,663,671	1,381,492	(20,086)	$1,361,406	1,090,500	(12,649)	1,077,851
Total Equity	2,832,258	(30,937)	2,801,321	2,500,394	(20,086)	$2,480,308	2,202,721	(12,649)	2,190,072

Revised Consolidated Statement of Income and Other Comprehensive Income

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Salaries and employee benefits expense	$315,080	$13,403	$328,483	$291,768	$9,131	$300,899	$264,231	$2,230	$266,461
Other non-interest expense	47,253	(2,552)	44,701	51,364	(1,694)	49,670	49,296	(1,248)	48,048
Total non-interest expense	589,999	10,851	600,850	525,096	7,437	532,533	465,876	982	466,858
Income before tax	407,161	(10,851)	396,310	380,788	(7,437)	373,351	325,708	(982)	324,726
Net income	322,866	(10,851)	312,015	300,824	(7,437)	293,387	197,063	(982)	196,081
Net income available to common stockholders	313,116	(10,851)	302,265	291,074	(7,437)	283,637	187,313	(982)	186,331
Comprehensive income	331,298	(10,851)	320,447	300,830	(7,437)	293,393	197,076	(982)	196,094
Revised Consolidated Statement of Stockholders' Equity

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Beginning balance retained earnings	$1,381,492	$(20,086)	$1,361,406	$1,090,500	$(12,649)	$1,077,851	$903,187	$(11,667)	$891,520
Beginning balance total equity	2,500,394	(20,086)	2,480,308	2,202,721	(12,649)	2,190,072	2,009,557	(11,667)	1,997,890
Ending balance retained earnings	1,694,608	(30,937)	1,663,671	1,381,492	(20,086)	1,361,406	1,090,500	(12,649)	1,077,851
Ending balance total equity	2,832,258	(30,937)	2,801,321	2,500,394	(20,086)	2,480,308	2,202,721	(12,649)	2,190,072
The share-based liabilities relate to agreements with certain employees of a subsidiary of the Company that was acquired in 2005. The terms of the agreements include a put feature that, when exercised, requires mandatory settlement by the Company of the share-based liability at a formulaic price. The put feature causes the liability to be remeasured to current puttable value at each period end. The impact of adjusting the liability to puttable value at each period end is recorded in salaries and employee benefits expense. During the second quarter of 2020, put features were exercised on a portion of the outstanding liability. As of December 31, 2020, the carrying value of these share-based liabilities totaled $7.8 million and is recorded in other liabilities on the consolidated balance sheets.
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
We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost, off-balance sheet credit exposures and net investments in leases. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Our accounting policies changed significantly upon the adoption of CECL on January 1, 2020. Prior to January 1, 2020, the allowance for loan losses was based on incurred credit losses in accordance with accounting policies disclosed in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019.
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
In connection with our adoption of ASU 2016-13, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. These changes included segregating energy loans into a stand-alone portfolio segment and reclassifying consumer and equipment leases into the commercial loan portfolio segment. Additionally, construction and real estate loans were combined into a single portfolio segment, referred to as real estate. The real estate loan portfolio segment includes loans further categorized as commercial real estate, residential homebuilder finance, secured by 1-4 family and an "other" category. See Allowance for Credit Losses below for further discussion of these portfolio segments.
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

Investment Securities
Investment securities include debt securities and equity securities at fair value.
Debt Securities
Debt securities are classified as trading, available-for-sale or held-to-maturity. Management classifies securities at the time of purchase and re-assesses such designation at each balance sheet date; however, transfers between categories from this re-assessment are rare. All debt securities are available-for-sale as of December 31, 2020 and 2019.
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
Available-for-Sale
Available-for-sale debt securities are stated at fair value. Unrealized gains are reported as a separate component of AOCI, net of tax. For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities' amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in AOCI, net of tax, as a non credit-related impairment.
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
Included in debt securities available-for-sale are Credit Risk Transfer ("CRT") securities. CRT securities represent unsecured obligations issued by government sponsored entities ("GSEs") such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which we share in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount we will recover on the notes is reduced by our share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. Unrealized losses recognized in AOCI for the CRT securities are primarily related to the difference between the current market rate for similar securities and the stated interest rate and are not considered to be related to credit loss events. The CRT securities are generally interest-only for an initial period of time and may be restricted from being transferred until a future date.
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
Due to market conditions or events of default by the investor or the originator, we could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require further allocations of the allowance for credit losses or be subject to charge-off in the event the loans become impaired.
Allowance for Credit Losses
The allowance for credit losses is an estimate of the expected credit losses in the loans held for investment and available-for-sale debt securities portfolio. The following is our discussion of the allowance for credit losses on loans held for investment. See "Investment Securities - Available-for-Sale" above for discussion of the allowance for credit losses on available-for-sale debt securities.
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
Other Real Estate Owned
Other real estate owned (“OREO”), which is included in other assets on the consolidated balance sheet, consists of real estate that has been foreclosed. When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan through a charge to the allowance for credit losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, and are recorded in allowance and other carrying costs for OREO in the consolidated statements of income and other comprehensive income. Gains or losses on sale of OREO are recorded in other non-interest income in the consolidated statements of income and other comprehensive income.
Mortgage Servicing Rights, Net
Mortgage servicing rights ("MSRs") are created by selling mortgage loans with servicing rights retained. We identify classes of servicing rights based upon the nature of the underlying assumptions used to value the asset along with the risks associated with the underlying asset. Based upon these criteria we have one class of MSRs, residential.
MSRs are recognized based on the estimated fair value of the mortgage loans and the related servicing rights at the date of sale using values derived from a valuation model. MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata within the MSR portfolio are determined to have a fair value that is less than amortized cost. MSRs are amortized proportionally over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment. Loan servicing fee income represents income earned for servicing mortgage loans owned by investors and includes mortgage servicing fees and other ancillary servicing income. Servicing fees are recorded as income when earned and are reported in non-interest income on the consolidated statements of income and other comprehensive income. MSR valuation allowance expense and servicing related expenses are recorded in servicing-related expenses in the consolidated statements of income and other comprehensive income.
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
In conjunction with the sale and securitization of loans held for sale and their related servicing rights, we may be exposed to liability resulting from recourse, repurchase and make-whole agreements. If it is determined subsequent to our sale of a loan or its related servicing rights that a breach of the representations or warranties made in the applicable sale agreement has occurred, which may include guarantees that prepayments will not occur within a specified and customary time frame, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan and its related servicing rights.
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
Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease agreements may contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date, which is based on our collateralized borrowing capabilities over a similar term as the related lease payments. ROU assets are further adjusted for lease incentives.
Our operating leases relate primarily to office space and bank branches. Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income and other comprehensive income. See Note 6 – Leases for additional information.
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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.
•Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied.
•Brokered loan fees - these represent fees for the administration and funding of purchased mortgage loan interests as well as facility renewal and application fees received from mortgage originator customers in our mortgage warehouse lending business. Also included are fees received from independent correspondent mortgage lenders as consideration for our purchase of individual residential mortgage loans through our MCA business. Revenue related to the mortgage warehouse lending business is recognized when the related loan interest is disposed (i.e., through sale or payoff) or upon receipt of the facility renewal or application. Revenue related to our MCA business is recognized at the time a loan is purchased.
•Other non-interest income primarily includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.
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
Unrecognized tax benefits for the uncertain portion of recorded tax benefits and related interest may result from the application of complex tax laws, rules, regulations and interpretations. Unrecognized tax benefits, as well as estimated penalties and interest, are assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations.
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
Also required are disclosures of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The disclosure of fair value information about financial instruments does not and is not intended to represent the fair value of the Company.
The following are descriptions of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments:
Cash and Cash Equivalents, Variable Rate Loans, and Variable Rate Debt
The fair value of these financial instruments approximates carrying value.
Investment Securities
Within the investment securities portfolio, we hold equity securities related to our non-qualified deferred compensation plan that are valued using quoted market prices for identical equity securities in an active market, and are classified as Level 1 assets in the fair value hierarchy. We also hold Community Reinvestment Act equity securities that are valued using quoted market prices for identical equity securities in an inactive market that we classify as Level 2 assets in the fair value hierarchy. The fair value of our U.S. government agency and residential mortgage-backed securities are based on prices obtained from independent pricing services that are based on quoted market prices for the same or similar securities, and are characterized as Level 2 assets in the fair value hierarchy. We obtain documentation from our primary pricing service regarding their processes and controls applicable to pricing investment securities, and on a quarterly basis independently verify the prices that we receive from the service provider using two additional independent pricing sources. We also hold tax-exempt asset-backed securities and CRT securities that are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
Loans Held for Sale
The fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy, or is derived from third party pricing models, in which case they are characterized as Level 3 assets in the fair value hierarchy.
Derivative Assets and Liabilities
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
We also enter into foreign currency forward contracts that are not designateed as hedging instruments. These derivative instruments relate to transactions in which we enter into a contract with a customer to buy or sell a foreign currency at a future date for a specified price while at the same time entering into an offsetting contract with a financial institution to buy or sell the same currency at the same future date for a specified price. These transactions allow our customers to manage their exposure to foreign currency exchange rate fluctuations. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative instruments substantially offset each other and do not have a material impact on our results of operations.
As part of our MCA program, we enter into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans or to deliver mortgage-backed securities at a future date. The objective of these transactions is to mitigate our exposure to interest rate risk associated with the purchase of mortgage loans held for sale. Any changes in fair value are recorded in gain/(loss) on sale of loans held for sale in the consolidated statements of income and other comprehensive income.
To mitigate exposure to potential impairment losses from adverse changes in the fair value of our residential MSR portfolio, we enter into interest rate derivative contracts, primarily interest rate swap futures and forward sale commitments of mortgage-backed securities. These derivative instruments are considered highly liquid and can be settled daily, which allows us to dynamically manage our exposure. The derivative instruments are used to economically hedge the fair value of the residential MSR portfolio impacted by changes in anticipated prepayments resulting from mortgage interest rate movements and are classified as other assets and other liabilities on the consolidated balance sheets. Any unrealized or realized gains/(losses) related to derivatives economically hedging the residential MSR portfolio are recognized in servicing-related expenses along with changes to the MSR valuation allowance.
Segment Reporting
We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, have similar customers and are collectively reviewed by the chief operating decision maker.

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except per share data)	2020	2019	2018
Numerator:
Net income	$66,289	$312,015	$293,387
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$56,539	$302,265	$283,637
Denominator:
Denominator for basic earnings per share—weighted average shares	50,430,326	50,286,300	49,936,702
Effect of employee stock-based awards(1)	152,653	132,904	218,275
Effect of warrants to purchase common stock	—	—	117,895
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,582,979	50,419,204	50,272,872
Basic earnings per common share	$1.12	$6.01	$5.68
Diluted earnings per common share	$1.12	$5.99	$5.64
(1)SARs and RSUs outstanding of 453,024, 86,308 and 27,100 in 2020, 2019 and 2018, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.
(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
U.S. government agency securities	$125,000	$1	$(1,412)	$123,589
Residential mortgage-backed securities	2,818,518	11,566	(1,128)	2,828,956
Tax-exempt asset-backed securities	184,940	14,236	—	199,176
Credit risk transfer securities	14,713	—	(3,296)	11,417
Total	$3,143,171	$25,803	$(5,836)	$3,163,138
December 31, 2019
Residential mortgage-backed securities	$4,991	$275	$—	$5,266
Tax-exempt asset-backed securities	183,225	13,802	—	197,027
Credit risk asset-backed securities	14,713	—	(2,749)	11,964
Total	$202,929	$14,077	$(2,749)	$214,257
(1)    Excludes accrued interest receivable of $6.0 million and $1.6 million at December 31, 2020 and 2019, respectively, that is recorded in accrued interest receivable and other assets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
December 31, 2020
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	123,589	—	123,589
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$545	$17,500	$2,800,473	$2,818,518
Estimated fair value	—	605	17,490	2,810,861	2,828,956
Weighted average yield(3)	—%	4.58%	1.08%	1.25%	1.25%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	184,940	184,940
Estimated fair value	—	—	—	199,176	199,176
Weighted average yield(2)(3)	—%	—%	—%	4.92%	4.92%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,417	11,417
Weighted average yield(3)	—%	—%	—%	0.15%	0.15%
Total available-for-sale debt securities:
Amortized cost					$3,143,171
Estimated fair value					$3,163,138
December 31, 2019
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,005	$—	$3,986	$4,991
Estimated fair value	—	1,088	—	4,178	5,266
Weighted average yield(3)	—%	5.54%	—%	4.31%	4.55%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	183,225	183,225
Estimated fair value	—	—	—	197,027	197,027
Weighted average yield(2)(3)	—%	—%	—%	5.32%	5.32%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,964	11,964
Weighted average yield(3)	—%	—%	—%	1.71%	1.71%
Total available-for-sale debt securities:
Amortized cost					$202,929
Estimated fair value					$214,257
(1)Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.
(3)Yields are calculated based on amortized cost.

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
U.S. government agency securities	$98,588	$(1,412)	$—	$—	$98,588	$(1,412)
Residential mortgage-backed securities	354,387	(1,128)	—	—	354,387	(1,128)
CRT securities	—	—	11,417	(3,296)	11,417	(3,296)
Total	$452,975	$(2,540)	$11,417	$(3,296)	$464,392	$(5,836)
December 31, 2019
CRT securities	$11,964	$(2,749)	$—	$—	$11,964	$(2,749)
Total	$11,964	$(2,749)	$—	$—	$11,964	$(2,749)
Based upon our December 31, 2020 review of securities with unrealized losses we have determined that all losses resulted from factors not deemed credit-related. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the unrealized losses in AOCI.
Available-for-sale debt securities with carrying values of approximately $31.7 million and $1.9 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at December 31, 2020. The comparative amounts at December 31, 2019 were $3.5 million and $1.2 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At December 31, 2020 and December 31, 2019, we had $33.8 million and $25.6 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Year Ended December 31,
(in thousands)	2020	2019
Net gains/(losses) recognized during the period	$2,998	$2,383
Less: Realized net gains/(losses) recognized during the period on equity securities sold	1,418	119
Unrealized net gains/(losses) recognized during the period on equity securities still held	$1,580	$2,264
(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

	December 31,
(in thousands)	2020	2019
Commercial	$8,861,580	$9,133,444
Energy	766,217	1,425,309
Mortgage finance(1)	9,079,409	8,169,849
Real estate	5,794,624	6,008,040
Gross loans held for investment(2)	24,501,830	24,736,642
Deferred income (net of direct origination costs)	(70,970)	(90,380)
Allowance for credit losses on loans	(254,615)	(195,047)
Total loans held for investment, net(2)	$24,176,245	$24,451,215
(1)    Balances at December 31, 2020 and December 31, 2019 are stated net of $1.2 billion and $682.7 million of participations sold, respectively.
(2)    Excludes accrued interest receivable of $56.5 million and $63.4 million at December 31, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2020
Commercial
(1-7) Pass	$1,259,949	$2,816,425	$543,438	$374,455	$192,060	$213,212	$3,020,353	$40,253	$8,460,145
(8) Special mention	2,664	115,015	38,751	26,423	1,983	290	19,971	22,797	227,894
(9) Substandard - accruing	15,773	15,854	18,068	32,241	15,297	19,639	22,932	1,641	141,445
(9+) Non-accrual	1,820	8,360	377	1,292	802	15,157	3,836	452	32,096
Total commercial	$1,280,206	$2,955,654	$600,634	$434,411	$210,142	$248,298	$3,067,092	$65,143	$8,861,580
Energy
(1-7) Pass	$—	$12,020	$7,598	$26,931	$—	$23,750	$553,970	$—	$624,269
(8) Special mention	—	—	—	—	—	13,358	76,866	—	90,224
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	5,705	1,972	8,009	36,038	—	51,724
Total energy	$—	$12,020	$7,598	$32,636	$1,972	$45,117	$666,874	$—	$766,217
Mortgage finance
(1-7) Pass	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
Real estate
CRE
(1-7) Pass	$352,688	$892,831	$923,762	$444,587	$208,426	$451,283	$62,336	$61,133	$3,397,046
(8) Special mention	3,475	11,170	6,485	88,633	11,153	17,623	—	1,247	139,786
(9) Substandard - accruing	—	327	47,708	11,601	32,645	30,766	—	15,940	138,987
(9+) Non-accrual	—	—	—	—	5,749	4,852	—	—	10,601
RBF
(1-7) Pass	162,397	60,077	65,271	3,727	5,888	8,483	551,703	—	857,546
(8) Special mention	—	353	—	—	—	—	—	—	353
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	190,995	150,787	119,696	120,817	82,465	113,105	16,630	39,129	833,624
(8) Special mention	—	6,700	2,240	—	1,843	7,195	—	1,018	18,996
(9) Substandard - accruing	—	—	2,567	14,452	3,301	14,453	—	—	34,773
(9+) Non-accrual	—	—	—	927	5,524	6,403	—	14,496	27,350
Secured by 1-4 family
(1-7) Pass	58,515	63,031	46,623	54,096	72,527	31,880	4,697	—	331,369
(8) Special mention	646	—	—	635	—	1,768	—	—	3,049
(9) Substandard - accruing	—	—	—	817	—	109	—	—	926
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$768,716	$1,185,276	$1,214,352	$740,292	$429,521	$688,138	$635,366	$132,963	$5,794,624
Total loans held for investment	$2,804,231	$5,216,591	$2,643,706	$1,690,775	$747,648	$6,831,441	$4,369,332	$198,106	$24,501,830

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Additional Qualitative Reserve	Total
Year ended December 31, 2020
Beginning balance	$102,254	$60,253	$2,265	$30,275	$—	$195,047
Impact of CECL adoptions	(15,740)	24,154	2,031	(1,860)	—	8,585
Provision for credit losses on loans	58,630	126,180	403	64,556	—	249,769
Charge-offs	73,360	133,522	—	180	—	207,062
Recoveries	1,277	6,999	—	—	—	8,276
Net charge-offs (recoveries)	72,083	126,523	—	180	—	198,786
Ending balance	$73,061	$84,064	$4,699	$92,791	$—	$254,615
Year ended December 31, 2019
Beginning balance	$96,814	$34,882	$—	$52,595	$7,231	$191,522
Provision for credit losses on loans	46,738	57,680	2,265	(21,658)	(7,231)	77,794
Charge-offs	44,352	32,625	—	662	—	77,639
Recoveries	3,054	316	—	—	—	3,370
Net charge-offs (recoveries)	41,298	32,309	—	662	—	74,269
Ending balance	$102,254	$60,253	$2,265	$30,275	$—	$195,047
In the first quarter of 2020, we adopted ASU 2016-13, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $9.1 million, which included a $563,000 increase to the allowance for off-balance sheet credit losses, with no impact to the consolidated statement of income. We recorded a $258.0 million provision for credit losses for the year ended December 31, 2020, compared to $75.0 million for the same period of 2019. We recorded $198.8 million in net charge-offs during the year ended December 31, 2020, compared to $74.3 million during the same period of 2019. Criticized loans total $918.4 million at December 31, 2020 and $584.1 million at December 31, 2019. Criticized loan levels have increased during 2020 as compared to 2019 due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic or that are in categories that are expected to be more significantly impacted by COVID-19.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral Type
(in thousands)	Business Assets	Real Property	Oil/Gas Mineral Reserves	Rolling Stock	Total
December 31, 2020
Commercial	$3,361	$—	$—	$774	$4,135
Energy	—	—	5,156	—	5,156
Real estate
CRE	—	4,619	—	—	4,619
Other	—	11,372	—	—	11,372
Total collateral-dependent loans held for investment	$3,361	$15,991	$5,156	$774	$25,282
The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual(2)	Current	Total	Non-accrual With No Allowance
December 31, 2020
Commercial	$6,171	$2,602	$9,325	$18,098	$32,096	$8,811,386	$8,861,580	$6,917
Energy	—	—	—	—	51,724	714,493	766,217	17,759
Mortgage finance loans	—	—	—	—	—	9,079,409	9,079,409	—
Real estate
CRE	2,926	297	—	3,223	10,601	3,672,596	3,686,420	5,749
RBF	—	—	—	—	—	857,899	857,899	—
Other	3,471	493	—	3,964	27,350	883,429	914,743	13,263
Secured by 1-4 family	1,340	1,467	3,216	6,023	218	329,321	335,562	—
Total loans held for investment	$13,908	$4,859	$12,541	$31,308	$121,989	$24,348,533	$24,501,830	$43,688
(1)Loans past due 90 days and still accruing includes premium finance loans of $6.4 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of December 31, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the year ended December 31, 2020. Accrued interest of $1.3 million was reversed during the year ended December 31, 2020.
On January 1, 2020, the date we adopted CECL, non-accrual loans totaled $225.4 million, and included $88.6 million in commercial loans, $125.0 million in energy loans, $9.4 million in CRE loans, $881,000 in real estate-other loans and $1.4 million in secured by 1-4 family loans.
As of December 31, 2020 and December 31, 2019, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2020 and 2019, $45.4 million and $35.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.

The following table details the recorded investment at December 31, 2020 and 2019 of loans that have been restructured during the years ended December 31, 2020 and 2019 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Year Ended December 31, 2020
Commercial	2	$7,390	2	$14,496	4	$21,886
Energy loans	1	5,705	3	12,935	4	18,640
Total	3	$13,095	5	$27,431	$8	$40,526
Year Ended December 31, 2019
Commercial	1	$1,753	3	$21,193	$4	$22,946
Energy loans	1	3,935	—	—	1	3,935
Total	2	$5,688	3	$21,193	$5	$26,881
Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At December 31, 2020 and 2019, all of the above restructured loans were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for credit losses at December 31, 2020 or 2019. As of December 31, 2020 and 2019, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
In response to the COVID-19 pandemic, we implemented a short-term modification program in late March 2020 to provide temporary payment relief to borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through December 31, 2020, we granted temporary modifications on 483 loans with a total outstanding balance of $1.3 billion, resulting in the deferral of $7.7 million in interest payments. As of December 31, 2020, 48 loans with a total outstanding balance of $90.2 million remain on deferral, of which $50.7 million have been granted a second deferral. Under the applicable guidance, none of these loans were considered restructured as of December 31, 2020.
(5) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Year Ended December 31,
(in thousands)	2020	2019
Outstanding balance(1):
Beginning balance	$2,568,362	$1,949,785
Loans purchased and originated	11,366,986	10,183,057
Payments and loans sold	(13,654,211)	(9,564,480)
Ending balance	281,137	2,568,362
Fair value adjustment:
Beginning balance	8,772	19,689
Increase/(decrease) to fair value	(6,744)	(10,917)
Ending balance	2,028	8,772
Loans held for sale at fair value	$283,165	$2,577,134
(1)    Includes $44.1 million and $5.8 million of loans held for sale that are carried at lower of cost or market as of December 31, 2020 and 2019, respectively, as well as $299,000 as of December 31, 2018.
At December 31, 2020, we had $7.0 million in in non-accrual loans held for sale, comprised of one loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value. At December 31, 2019 there were no non-accrual loans held for sale. At December 31, 2020 and December 31, 2019, we had $16.7 million and $8.2 million, respectively, in loans held for sale that were 90 days or more past due. The $16.7 million in loans held for sale that were 90 days or more past due at December 31, 2020 included $3.3 million of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $16.7 million were $13.4 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2019, $6.0 million of the $8.2 million in loans held for sale that were 90 days or more past due were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $1.9 million were loans that we have the unilateral right, but not the obligation, to repurchase if defined delinquent criteria are met.
From time to time we retain the right to service the loans sold through our MCA program, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
MSRs:
Balance, beginning of year	$70,707	$42,474
Capitalized servicing rights	99,678	39,774
Amortization	(38,994)	(11,541)
Sales	—	—
Balance, end of period	$131,391	$70,707
Valuation allowance:
Balance, beginning of year	$5,803	$—
Increase (decrease) in valuation allowance	20,164	5,803
Balance, end of period	$25,967	$5,803
MSRs, net	$105,424	$64,904
MSRs, fair value	$105,424	$64,904
At December 31, 2020 and 2019, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $13.8 billion and $6.7 billion, respectively.
In connection with the servicing of these loans, we hold segregated non-interested-bearing deposit accounts in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $152.6 million at December 31, 2020 and $63.7 million at December 31, 2019.
At December 31, 2020, the estimated fair value of MSRs was negatively impacted by the increased prepayment speeds from continued low interest rates, which resulted in an impairment charge of $20.2 million being recorded for the year ended December 31, 2020, compared to a $5.8 million impairment charge for the year ended December 31, 2019. To mitigate exposure to potential impairment charges from adverse changes in the fair value of our residential MSR portfolio, we enter into certain derivative contracts as are disclosed in Note 17 - Derivative Financial Instruments. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	December 31,
	2020	2019
Average discount rates	9.09%	9.06%
Expected prepayment speeds	16.37%	13.11%
Weighted-average life, in years	4.9	5.8
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

	December 31,
(in thousands)	2020	2019
50 bp adverse change in prepayment speed	$(12,203)	$(10,768)
100 bp adverse change in prepayment speed	(16,062)	(17,965)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $621,000 and $3.6 million at December 31, 2020 and December 31, 2019, respectively, and is recorded in other liabilities in the consolidated balance sheets. $8.4 million in make-whole obligation payments were made during the year ended December 31, 2020 compared to $9.0 million in 2019.
(6) Leases
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 13 years. At December 31, 2020, operating lease ROU assets and liabilities were $67.0 million and $82.5 million, respectively, compared to $80.0 million and $95.9 million, respectively, at December 31, 2019. We do not currently have any significant finance leases in which we are the lessee.
The table below summarizes our net lease cost:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$15,544	$14,844
Short-term lease cost	19	19
Variable lease cost	4,476	3,918
Sublease income	(107)	(126)
Net lease cost	$19,932	$18,655
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,568	$14,711
Non-cash changes in ROU assets	$765	$98,369
Non-cash changes in lease liabilities(1)	$784	$108,189
(1)Includes $833,000 and $87.9 million in lease liabilities from new ROU assets obtained during the years ended December 31, 2020 and December 31, 2019, respectively.
The table below summarizes other information related to our operating leases:

	December 31,
	2020	2019
Weighted-average remaining lease term - operating leases, in years	6.5	7.2
Weighted-average discount rate - operating leases	2.74%	2.75%
The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	December 31, 2020
2021	$17,222
2022	16,455
2023	16,511
2024	11,754
2025	5,524
2026 and thereafter	22,849
Total lease payments	90,315
Less: Interest	(7,786)
Present value of lease liabilities	$82,529

(7) Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized as follows:

(in thousands)	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2020
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(6,433)	2,573
Total goodwill and intangible assets	$24,474	$(6,807)	$17,667
December 31, 2019
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(6,001)	3,005
Total goodwill and intangible assets	$24,474	$(6,375)	$18,099
Amortization expense related to intangible assets totaled $432,000 in 2020, $471,000 in 2019 and $470,000 in 2018. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2020 is as follows:

(in thousands)
2021	$405
2022	405
2023	382
2024	268
2025	268
Thereafter	845
Total	$2,573
(8) Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2020	2019
Premises	$32,231	$30,181
Furniture and equipment	41,627	42,176
Total cost	73,858	72,357
Accumulated depreciation	(49,312)	(41,145)
Total premises and equipment, net	$24,546	$31,212
Depreciation expense for the above premises and equipment was approximately $9.5 million, $9.2 million and $9.0 million in 2020, 2019 and 2018, respectively.
(9) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2020	2019
Non-interest-bearing demand deposits	$12,740,947	$9,438,459
Interest-bearing deposits:
Transaction	4,396,243	3,651,128
Savings	11,619,880	10,517,975
Time	2,239,519	2,871,031
Total interest-bearing deposits	18,255,642	17,040,134
Total deposits	$30,996,589	$26,478,593

The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2020:

(in thousands)
2021	$1,317,558
2022	795,656
2023	121,376
2024	1,921
2025	3,003
2026 and after	5
Total	$2,239,519
At December 31, 2020 and 2019, interest-bearing time deposits of $250,000 or more were approximately $386.9 million and $347.7 million, respectively.
(10) Short-Term and Other Borrowings
The following table summarizes our short-term and other borrowings:

(dollar amounts in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2020
Amount outstanding at year-end	$107,600	$4,151	$3,000,000
Interest rate at year-end	0.15%	0.35%	0.46%
Average balance outstanding during the year	$207,121	$5,563	$2,902,732
Weighted-average interest rate during the year	0.52%	0.47%	0.72%
Maximum month-end outstanding during the year	$300,430	$8,314	$4,900,000
December 31, 2019
Amount outstanding at year-end	$132,270	$9,496	$2,400,000
Interest rate at year-end	1.66%	0.61%	1.68%
Average balance outstanding during the year	$502,604	$11,655	$2,523,836
Weighted-average interest rate during the year	2.36%	0.51%	2.31%
Maximum month-end outstanding during the year	$905,473	$14,208	$5,000,000
December 31, 2018
Amount outstanding at year-end	$629,169	$12,005	$3,900,000
Interest rate at year-end	2.54%	0.09%	2.56%
Average balance outstanding during the year	$323,140	$9,812	$1,769,452
Weighted-average interest rate during the year	2.02%	0.09%	2.05%
Maximum month-end outstanding during the year	$629,169	$13,835	$4,000,000
The following table summarizes our other borrowing capacities net of balances outstanding. As of December 31, 2020, all are scheduled to mature within one year.

	December 31,
(in thousands)	2020	2019	2018
FHLB borrowing capacity relating to loans	$7,653,317	$8,964,019	$4,568,842
FHLB borrowing capacity relating to securities	2,946,539	589	721
Total FHLB borrowing capacity(1)	$10,599,856	$8,964,608	$4,569,563
Unused federal funds lines available from commercial banks	$1,030,000	$1,432,000	$620,000
Unused Federal Reserve borrowings capacity	$2,179,000	$3,637,238	$4,933,965
Unused revolving line of credit(2)	$130,000	$130,000	$130,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of December 14, 2021. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during 2020, 2019, or 2018.

(11) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2020, the details of the trust preferred subordinated debentures are summarized below:

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

	Year Ended December 31,
(in thousands)	2020	2019
Beginning balance of allowance for off-balance sheet credit losses	$8,640	$11,434
Impact of CECL adoption	563	—
Provision for off-balance sheet credit losses	8,231	(2,794)
Ending balance of allowance for off-balance sheet credit losses	$17,434	$8,640
Commitments to extend credit - period end balance	$8,530,453	$8,066,655
Standby letters of credit - period end balance	$268,894	$261,405
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
In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL on January 1, 2020 and have elected to utilize the five-year transition option.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2020 and 2019. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2020
CET1
Company	$2,708,150	9.35%	$2,026,400	7.00%	N/A	N/A
Bank	2,744,211	9.48%	2,025,417	7.00%	1,880,745	6.50%
Total capital (to risk-weighted assets)
Company	3,498,737	12.09%	3,039,600	10.50%	N/A	N/A
Bank	3,375,983	11.67%	3,038,126	10.50%	2,893,453	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,968,150	10.25%	2,460,628	8.50%	N/A	N/A
Bank	2,904,211	10.04%	2,459,435	8.50%	2,314,763	8.00%
Tier 1 capital (to average assets)(1)
Company	2,968,150	7.52%	1,578,651	4.00%	N/A	N/A
Bank	2,904,211	7.36%	1,578,207	4.00%	1,972,758	5.00%
December 31, 2019
CET1
Company	$2,653,999	8.88%	$2,091,591	7.00%	N/A	N/A
Bank	2,676,513	8.96%	2,090,870	7.00%	1,941,522	6.50%
Total capital (to risk-weighted assets)
Company	3,398,345	11.37%	3,137,926	10.50%	N/A	N/A
Bank	3,262,144	10.92%	3,136,305	10.50%	2,986,957	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,912,529	9.75%	2,540,226	8.50%	N/A	N/A
Bank	2,835,043	9.49%	2,538,913	8.50%	2,389,565	8.00%
Tier 1 capital (to average assets)(1)
Company	2,912,529	8.42%	1,383,640	4.00%	N/A	N/A
Bank	2,835,043	8.20%	1,383,190	4.00%	1,728,988	5.00%
(1)    The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2020, our mortgage finance loans were $9.1 billion compared to the average for the quarter ended December 31, 2020 of $9.6 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during 2020, 2019 or 2018.
On March 15, 2020, to encourage banks to lend all available funds during the COVID-19 pandemic, the Federal Reserve announced it had reduced the reserve requirement ratio to zero effective March 26, 2020 and continuing through December 31, 2020. The required reserve balances at the Federal Reserve at December 31, 2019 was approximately $283.4 million.

(14) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $10.3 million, $9.5 million, and $9.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows us to make discretionary contributions on behalf of a participant as well as matching contributions. We made matching contributions of $1.0 million in each of 2020, 2019 and 2018. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. Salary deferrals are recorded as salaries and employee benefits expense in the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
We have an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. Employee contributions to the ESPP were temporarily suspended throughout 2020. On January 1, 2021, the suspension was removed and employee contributions commenced. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2020, 2019 and 2018, 155,933, 155,933 and 143,348 shares had been purchased on behalf of employees under the ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-settled performance units or any combination thereof to employees and non-employee directors. A total of 2,550,000 shares are authorized for grant under the plans. Total shares remaining available for grant under the plans at December 31, 2020 were 1,203,294.
A summary of our SAR activity and related information is as follows. Grants of SARs include time-based vesting conditions that generally vest ratably over a period of five years.

	December 31, 2020		December 31, 2019		December 31, 2018
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	21,200	$33.95	41,350	$29.13	74,363	$30.12
SARs exercised	(8,800)	20.52	(20,150)	24.07	(33,013)	31.35
SARs outstanding at year-end	12,400	$43.48	21,200	$33.95	41,350	$29.13
SARs vested and exercisable at year-end	12,400	$43.48	21,200	$33.95	39,750	$27.81
Weighted average remaining contractual life of SARs vested (in years)		2.26		2.14		2.33
Weighted average remaining contractual life of SARs outstanding (in years)		2.26		2.14		2.44
Compensation expense	$—		$6,000		$121,000
Unrecognized compensation expense	$—		$—		$6,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		0.00		0.00		0.17
Fair value of shares vested during the year	$—		$37,000		$211,000
Intrinsic value of SARs exercised	$294,000		$724,000		$1,919,000

A summary of our RSU activity and related information is as follows. Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of three to five years. Additionally, from time to time, grants of RSUs with both time-based and performance-based vesting conditions are made that generally vest at the end of a three or four year period.

	December 31, 2020		December 31, 2019		December 31, 2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at beginning of year	558,312	$64.95	349,533	$69.11	423,732	$60.01
RSUs granted	631,092	39.37	386,913	59.28	95,891	88.07
RSUs vested	(171,494)	65.17	(140,666)	59.97	(121,507)	54.97
RSUs forfeited	(62,316)	56.92	(37,468)	62.73	(48,583)	63.60
RSUs outstanding at year-end	955,594	$48.76	558,312	$64.95	349,533	$69.11
Compensation expense	$15,655,000		$11,733,000		$8,803,000
Unrecognized compensation expense	$29,146,000		$25,305,000		$16,538,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		2.83		3.09		2.90
New non-employee directors receive grants of restricted common stock as to which restrictions lapse ratably over a period of three years. Compensation expense for these grants was $26,000, $36,000 and $62,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Total compensation cost for all share-based arrangements was $15.7 million, $11.8 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash-settled units totaling 59,285 were outstanding at December 31, 2020, all of which are time-based and vest ratably over a period of four years. We granted 138,773 cash-settled units in 2018. No grants were made in 2020 or 2019. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end. Compensation cost for the cash-settled units was $1.8 million, $5.8 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(15) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$32,701	$69,427	$82,556
State	920	4,072	3,808
Total	33,621	73,499	86,364
Deferred:
Federal	(7,964)	10,796	(6,400)
State	—	—	—
Total	(7,964)	10,796	(6,400)
Total expense:
Federal	24,737	80,223	76,156
State	920	4,072	3,808
Total	$25,657	$84,295	$79,964

The reconciliation of income tax at the U.S. federal statutory tax rate to our income tax expense and effective tax rate is as follows:

	Year ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. statutory rate	$19,309	21%	$85,504	21%	$79,965	21%
State taxes	726	1%	3,217	1%	3,008	1%
Tax-exempt income	(3,356)	(4)%	(5,127)	(1)%	(4,855)	(1)%
Tax credits	(1,216)	(1)%	(2,052)	(1)%	(2,421)	(1)%
Disallowed FDIC	3,920	4%	2,468	1%	2,418	1%
Disallowed compensation	3,098	3%	628	—%	400	—%
Other	3,176	4%	(343)	—%	1,449	—%
Effective tax rate	$25,657	28%	$84,295	21%	$79,964	21%
Our 2020 effective tax rate was significantly impacted by the lower level of income before income taxes experienced in 2020. The tax effect of unrealized gains and losses on available-for-sale debt securities is recorded to other comprehensive income and is not a component of income tax expense/(benefit).
At December 31, 2020, 2019 and 2018, we had unrecognized tax benefits of $1.1 million, $1.3 million and $1.6 million, respectively.
We are no longer subject to U.S. federal income tax examinations for years before 2017 or state and local income tax examinations for years before 2016.
The table below summarizes significant components of our deferred tax assets and liabilities utilizing the federal corporate income tax rate of 21%. Management believes it is more likely than not that all of the deferred tax assets will be realized. In connection with our adoption of CECL, a $2.0 million increase to the deferred tax asset associated with our allowance for credit losses was recorded on January 1, 2020. Our net deferred tax assets are included in other assets in the consolidated balance sheets.

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$59,279	$44,383
Operating lease liabilities	17,983	20,894
Loan origination fees	11,181	10,638
Stock compensation	3,913	3,605
Non-accrual interest	1,245	2,351
Non-qualified deferred compensation	5,795	4,027
Other	3,136	2,544
Total deferred tax assets	102,532	88,442
Deferred tax liabilities:
Loan origination costs	(2,997)	(2,686)
Leases	(8,603)	(7,912)
Operating lease ROU assets	(16,617)	(19,644)
MSRs	(22,566)	(13,818)
Depreciation	(14,968)	(17,602)
Unrealized gain on securities	(4,193)	(2,379)
Other	(3,381)	(3,337)
Total deferred tax liabilities	(73,325)	(67,378)
Net deferred tax asset	$29,207	$21,064
(16) Fair Value Disclosures
We determine the fair market values of our assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. See Note 1 - Operations and Summary of Significant Accounting Policies for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company is estimating its fair value disclosures for financial statements.

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$123,589	$—
Residential mortgage-backed securities	—	2,828,956	—
Tax-exempt asset-backed securities	—	—	199,176
CRT Securities	—	—	11,417
Equity securities(1)(2)	26,593	7,239	—
Loans held for sale(3)	—	232,147	6,933
Loans held for investment(4)	—	—	21,209
Derivative assets(5)	—	102,720	—
Derivative liabilities(5)	—	99,255	—
Non-qualified deferred compensation plan liabilities(6)	26,593	—	—
December 31, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$5,266	$—
Tax-exempt asset-backed securities	—	—	197,027
CRT Securities	—	—	11,964
Equity securities(1)(2)	18,484	7,130	—
Loans held for sale(3)	—	2,564,281	7,043
Loans held for investment(4)	—	—	109,585
Derivative assets(5)	—	48,684	—
Derivative liabilities(5)	—	51,310	—
Non-qualified deferred compensation plan liabilities(6)	18,484	—	—
(1)Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.
(2)Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
(3)Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.
(4)Includes certain collateral-dependent loans held for investment for which a specific allocation of the allowance for credit losses is based upon the fair value of the loan’s underlying collateral. These loans held for investment are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.
(5)Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
(6)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year ended December 31, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$8,470	$(6,755)	$—	$434	$199,176
CRT Securities	$11,964	$—	$—	$—	$(547)	$11,417
Loans held for sale(2)	$7,043	$1,472	$(2,077)	$248	$247	$6,933
Year ended December 31, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$(4,302)	$—	$13,515	$197,027
CRT Securities	$—	$15,044	$—	$(331)	$(2,749)	$11,964
Loans held for sale(2)	$16,415	$321	$(10,690)	$190	$807	$7,043
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income.
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2020, the discount rates utilized ranged from 2.44% to 2.53% and the weighted-average life ranged from 5.51 years to 5.54 years. On a combined amortized cost weighted-average basis a discount rate of 2.49% and a weighted-average life of 5.53 years were utilized to determine the fair value of these securities at December 31, 2020. At December 31, 2019, the combined weighted-average discount rate and weighted-average life utilized were 2.99% and 7.00 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2020, the discount rates utilized ranged from 2.75% to 7.59% and the weighted-average life ranged from 5.97 years to 10.54 years. On a combined amortized cost weighted-average basis a discount rate of 4.36% and a weighted-average life of 7.49 years were utilized to determine the fair value of these securities at December 31, 2020. At December 31, 2019, the combined weighted-average discount rate and weighted-average life utilized were 4.54% and 9.33 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At December 31, 2020, the fair value of these loans was calculated using a weighted-average discounted price of 97.2%, compared to 94.1% at December 31, 2019.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $21.2 million fair value of loans held for investment at December 31, 2020 reported above includes loans held for investment with a carrying value of $25.3 million that were reduced by specific allowance allocations totaling $4.1 million based on collateral valuations utilizing Level 3 inputs. The $109.6 million fair value of loans held for investment at December 31, 2019 reported above includes impaired loans with a carrying value of $145.4 million that were reduced by specific allowance allocations totaling $35.8 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,206,380	$9,206,380	$4,425,583	$4,425,583
Investment securities	26,593	26,593	18,484	18,484
Level 2 inputs:
Investment securities	2,959,784	2,959,784	12,396	12,396
Loans held for sale	232,147	232,147	2,570,091	2,570,091
Derivative assets	102,720	102,720	48,684	48,684
Level 3 inputs:
Investment securities	210,593	210,593	208,991	208,991
Loans held for sale	6,933	6,933	7,043	7,043
Loans held for investment, net	24,176,245	24,233,185	24,451,215	24,478,586
Financial liabilities:
Level 2 inputs:
Federal funds purchased	107,600	107,600	132,270	132,270
Customer repurchase agreements	4,151	4,151	9,496	9,496
Other borrowings	3,000,000	3,000,000	2,400,000	2,400,000
Subordinated notes	282,490	291,704	282,129	292,302
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	99,255	99,255	51,310	51,310
Level 3 inputs:
Deposits	30,996,589	30,997,980	26,478,593	26,486,090
(17) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	December 31, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,922,956	$71	$96,246	$1,548,234	$182	$46,518
Commercial loan/lease interest rate caps	565,634	34	—	639,163	32	—
Foreign currency forward contracts	6,667	214	78	2,219	169	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,922,956	96,246	71	1,548,234	46,518	182
Commercial loan/lease interest rate caps	565,634	—	34	639,163	—	32
Foreign currency forward contracts	6,667	78	214	2,219	—	169
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	320,000	474	—	—	—	—
Forward sale commitments	155,000	551	—	—	—	—
Loans held for sale:
Loan purchase commitments	332,145	5,123	8	214,012	1,965	4
Forward sale commitments	485,326	—	2,675	2,654,653	—	4,587
Gross derivatives		102,791	99,326		48,866	51,492
Offsetting derivative assets/liabilities		(71)	(71)		(182)	(182)
Net derivatives included in the consolidated balance sheets		$102,720	$99,255		$48,684	$51,310

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	December 31, 2020 Weighted-Average Interest Rate		December 31, 2019 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.14%	1.38%	3.94%	3.26%
The weighted-average strike rate for outstanding interest rate caps was 3.41% at December 31, 2020 and 3.29% at December 31, 2019.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $102.7 million at December 31, 2020 and approximately $48.7 million at December 31, 2019. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At December 31, 2020, we had $108.3 million in cash collateral pledged for these derivatives, of which $104.4 million was included in interest-bearing deposits in other banks and $3.9 million was included in accrued interest receivable and other assets. At December 31, 2019, we had $56.6 million in cash collateral pledged for these derivatives, of which $54.3 million was included in interest-bearing deposits and $2.3 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 9 risk participation agreements where we are a participant bank with a notional amount of $119.5 million at December 31, 2020, compared to 12 risk participation agreements having a notional amount of $146.7 million at December 31, 2019. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $6.0 million at December 31, 2020 and $3.6 million at December 31, 2019. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2020 and December 31, 2019. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 16 risk participation agreements where we are the lead bank having a notional amount of $165.9 million at December 31, 2020, compared to 12 agreements having a notional amount of $145.9 million at December 31, 2019.
(18) Related Party Transactions
During 2020 and 2019, we have had transactions with our directors, executive officers and their affiliates and our employees. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions. The Bank had approximately $11.6 million in deposits from related parties, including directors, stockholders and their affiliates at December 31, 2020 and $13.0 million at December 31, 2019.

(19) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. are as follows:
Balance Sheet

	December 31,
(in thousands)	2020	2019
Assets
Cash and cash equivalents	$57,472	$71,462
Loans held for investment (net of unearned income)	7,500	10,500
Investment in subsidiaries	2,930,843	2,847,393
Other assets	89,551	88,639
Total assets	$3,085,366	$3,017,994
Liabilities and Stockholders’ Equity
Other liabilities	$1,320	$1,768
Subordinated notes	108,816	108,715
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	223,542	223,889
Preferred stock	150,000	150,000
Common stock	504	503
Additional paid-in capital	1,002,050	988,357
Retained earnings	1,693,504	1,646,303
Treasury stock	(8)	(8)
Accumulated other comprehensive income	15,774	8,950
Total stockholders’ equity	2,861,824	2,794,105
Total liabilities and stockholders’ equity	$3,085,366	$3,017,994
Statement of Income

	Year ended December 31,
(in thousands)	2020	2019	2018
Interest on loans	$3,402	$3,401	$3,398
Dividend income	10,400	10,400	10,400
Other income	96	151	142
Total income	13,898	13,952	13,940
Other non-interest income	3	17	7
Interest expense	10,515	12,342	12,031
Salaries and employee benefits	725	607	588
Legal and professional	3,238	3,093	2,020
Other non-interest expense	4,553	1,889	2,013
Total expense	19,031	17,931	16,652
Income (loss) before income taxes and equity in undistributed income of subsidiary	(5,130)	(3,962)	(2,705)
Income tax expense (benefit)	(1,135)	(861)	(587)
Income (loss) before equity in undistributed income of subsidiary	(3,995)	(3,101)	(2,118)
Equity in undistributed income of subsidiary	68,100	312,932	293,321
Net income	64,105	309,831	291,203
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$54,355	$300,081	$281,453

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2020	2019	2018
Operating Activities
Net income	$64,105	$309,831	$291,203
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(68,100)	(312,932)	(293,321)
Amortization	101	101	101
Increase in other assets	(912)	(1,187)	(1,152)
Increase (decrease) in other liabilities	(448)	297	227
Net cash used in operating activities	(5,254)	(3,890)	(2,942)
Investing Activities
Net (increase)/decrease in loans held for investment	3,000	(3,000)	—
Investments in and advances to subsidiaries	—	—	(40,000)
Net cash provided by/(used in) investing activities	3,000	(3,000)	(40,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(1,986)	(1,459)	(2,382)
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net cash used in financing activities	(11,736)	(11,209)	(12,132)
Net decrease in cash and cash equivalents	(13,990)	(18,099)	(55,074)
Cash and cash equivalents at beginning of year	71,462	89,561	144,635
Cash and cash equivalents at end of year	$57,472	$71,462	$89,561

(20) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information:

	2020 Selected Quarterly Financial Data
(in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$255,163	$243,731	$252,010	$306,008
Interest expense	32,153	36,162	42,082	77,689
Net interest income	223,010	207,569	209,928	228,319
Provision for credit losses	32,000	30,000	100,000	96,000
Net interest income after provision for credit losses	191,010	177,569	109,928	132,319
Non-interest income	42,886	60,348	70,502	11,780
Non-interest expense	150,886	165,741	222,352	165,417
Income/(loss) before income taxes	83,010	72,176	(41,922)	(21,318)
Income tax expense/(benefit)	22,834	15,060	(7,606)	(4,631)
Net income/(loss)	60,176	57,116	(34,316)	(16,687)
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income/(loss) available to common stockholders	$57,739	$54,678	$(36,753)	$(19,125)
Basic earnings/(loss) per share:	$1.14	$1.08	$(0.73)	$(0.38)
Diluted earnings/(loss) per share:	$1.14	$1.08	$(0.73)	$(0.38)

	2019 Selected Quarterly Financial Data
(in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$337,757	$355,101	$346,893	$325,561
Interest expense	89,372	102,933	103,340	89,947
Net interest income	248,385	252,168	243,553	235,614
Provision for credit losses	17,000	11,000	27,000	20,000
Net interest income after provision for credit losses	231,385	241,168	216,553	215,614
Non-interest income	17,761	20,301	24,364	30,014
Non-interest expense	168,187	149,429	141,718	141,516
Income before income taxes	80,959	112,040	99,199	104,112
Income tax expense	16,539	23,958	21,387	22,411
Net income	64,420	88,082	77,812	81,701
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$61,983	$85,644	$75,375	$79,263
Basic earnings per share:	$1.23	$1.70	$1.50	$1.58
Diluted earnings per share:	$1.23	$1.70	$1.50	$1.58
(21) New Accounting Standards
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
ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether this ASU will have material effects on our business operations and consolidated financial statements.
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
As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 9, 2021 expressed an unqualified opinion thereon.
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
February 9, 2021

ITEM 9B.     OTHER INFORMATION
None.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 20, 2021, which proxy materials will be filed with the SEC no later than March 11, 2021.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 20, 2021, which proxy materials will be filed with the SEC no later than March 11, 2021.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 20, 2021, which proxy materials will be filed with the SEC no later than March 11, 2021.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 20, 2021, which proxy materials will be filed with the SEC no later than March 11, 2021.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 20, 2021, which proxy materials will be filed with the SEC no later than March 11, 2021.
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

2.2
Mutual Termination Agreement dated as of May 22, 2020, between Texas Capital Bancshares, Inc. and Independent Bank Group, Inc. which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 26, 2020

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2000
3.5	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q dated October 30, 2008
3.6	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q dated October 22, 2020
3.7	Certificate of Designation of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.1 to our Current Report on form 8-K dated March 28, 2013
3.8
Form of Preferred Stock Certificate for 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 28, 2013

4.1
Description of our common stock and 6.5% Non-Cumulative Perpetual Preferred Stock, Series A, which are registered pursuant to Section 12 of the Securities Exchange Act of 1934 and is incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated February 12, 2020

4.2
Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated December 4, 2002

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

4.10
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
10.1
Amended and Restated Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 18, 2014, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014+

10.2
Letter Agreement dated as of May 25, 2020, between C. Keith Cargill and Texas Capital Banchares, Inc. which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 26, 2020

10.3
Letter Agreement, dated as of October 25, 2020, between Texas Capital Bancshares, Inc. and Robert C. Holmes, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2020

10.4
Form of Amended and Restated Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2014+

10.5	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated February 21, 2014+
10.6
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 1, 2017+

10.7
Retirement Transition and Award Agreement effective August 14, 2018 between Texas Capital Bancshares, Inc. and John Hudgens, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2018+

10.8
Retirement Transition effective July 29, 2019 between Texas Capital Bancshares, Inc. and Vince Ackerson, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 29, 2019+

10.9
Form of Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K dated February 12, 2020+

10.10	Texas Capital Bancshares, Inc. Amended and Restated 2006 Employee Stock Purchase Plan*
10.11	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A dated April 8, 2010+
10.12	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.13	Third Amended and Restated Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan*
10.14	Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 19, 2018+

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

10.17
Form of 2017 Performance Award Agreement for Executive Officers, pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 20, 2017+

10.18
Form of 2018 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.19
Form of 2018 Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.20
Form of 2019 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 18, 2019+

10.21	Form of 2020 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan+*

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2021	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ ROB C. HOLMES
Rob C. Holmes President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2021	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 9, 2021	/S/ JULIE L. ANDERSON
Julie L. Anderson Chief Financial Officer (principal financial officer)

Date:	February 9, 2021	/S/ ELLEN DETRICH
Ellen Detrich Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 9, 2021	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 9, 2021	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 9, 2021	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 9, 2021	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 9, 2021	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 9, 2021	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 9, 2021	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 9, 2021	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director