Form 10-Q
period 2021-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2021-04-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2021

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
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCBI	Nasdaq Stock Market
6.5% Non-Cumulative Perpetual Preferred Stock Series A, par value $0.01 per share	TCBIP	Nasdaq Stock Market
5.75% Non-Cumulative Perpetual Preferred Stock Series B, par value $0.01 per share	TCBIO	Nasdaq Stock Market
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
On April 21, 2021, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,581,310

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$215,835	$173,573
Interest-bearing deposits in other banks	11,212,276	9,032,807
Investment securities	3,443,058	3,196,970
Loans held for sale ($176.3 million and $239.1 million at March 31, 2021 and December 31, 2020, respectively, at fair value)	176,286	283,165
Loans held for investment, mortgage finance	9,009,081	9,079,409
Loans held for investment (net of unearned income)	15,399,174	15,351,451
Less: Allowance for credit losses on loans	242,484	254,615
Loans held for investment, net	24,165,771	24,176,245
Mortgage servicing rights, net	121,096	105,424
Premises and equipment, net	23,346	24,546
Accrued interest receivable and other assets	679,199	715,699
Goodwill and intangible assets, net	17,566	17,667
Total assets	$40,054,433	$37,726,096

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$15,174,642	$12,740,947
Interest-bearing	18,217,328	18,255,642
Total deposits	33,391,970	30,996,589
Accrued interest payable	5,629	11,150
Other liabilities	316,797	339,486
Federal funds purchased and repurchase agreements	115,587	111,751
Other borrowings	2,400,000	3,000,000
Long-term debt	664,968	395,896
Total liabilities	36,894,951	34,854,872

Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,300,000 shares issued at March 31, 2021 and 6,000,000 at December 31, 2020	450,000	150,000
Common stock, $0.01 par value:
Authorized shares—100,000,000
Issued shares— 50,558,184 and 50,470,867 at March 31, 2021 and December 31, 2020, respectively	505	504
Additional paid-in capital	984,207	991,898
Retained earnings	1,781,215	1,713,056
Treasury stock (shares at cost: 417 at March 31, 2021 and December 31, 2020)	(8)	(8)
Accumulated other comprehensive income/(loss), net of taxes	(56,437)	15,774
Total stockholders’ equity	3,159,482	2,871,224
Total liabilities and stockholders’ equity	$40,054,433	$37,726,096
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended March 31,
(in thousands except per share data)	2021	2020
Interest income
Interest and fees on loans	$215,592	$283,625
Investment securities	9,887	2,183
Federal funds sold and securities purchased under resale agreements	1	614
Interest-bearing deposits in other banks	2,932	19,586
Total interest income	228,412	306,008
Interest expense
Deposits	20,004	62,174
Federal funds purchased	75	669
Other borrowings	2,517	9,582
Long-term debt	5,743	5,264
Total interest expense	28,339	77,689
Net interest income	200,073	228,319
Provision for credit losses	(6,000)	96,000
Net interest income after provision for credit losses	206,073	132,319
Non-interest income
Service charges on deposit accounts	4,716	3,293
Wealth management and trust fee income	2,855	2,467
Brokered loan fees	9,311	8,015
Servicing income	9,009	4,746
Swap fees	526	2,757
Net gain/(loss) on sale of loans held for sale	5,572	(13,000)
Other	7,103	3,502
Total non-interest income	39,092	11,780
Non-interest expense
Salaries and employee benefits	87,522	77,193
Net occupancy expense	8,274	8,712
Marketing	1,697	8,522
Legal and professional	8,277	17,466
Communications and technology	15,969	13,791
FDIC insurance assessment	6,613	5,849
Servicing-related expenses	12,989	16,354
Merger-related expenses	—	7,270
Other	8,975	10,260
Total non-interest expense	150,316	165,417
Income/(loss) before income taxes	94,849	(21,318)
Income tax expense/(benefit)	22,911	(4,631)
Net income/(loss)	71,938	(16,687)
Preferred stock dividends	3,779	2,438
Net income/(loss) available to common stockholders	$68,159	$(19,125)
Other comprehensive loss
Change in unrealized gain/(loss) on available-for-sale debt securities arising during period, before tax	$(91,407)	$(5,292)
Income tax expense/(benefit)	(19,196)	(1,111)
Other comprehensive loss, net of tax	(72,211)	(4,181)
Comprehensive loss	$(273)	$(20,868)
Basic earnings/(loss) per common share	$1.35	$(0.38)
Diluted earnings/(loss) per common share	$1.33	$(0.38)
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2019 (audited)	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards, net of taxes (1)						(7,154)			—	(7,154)
Comprehensive loss:
Net loss	—	—	—	—	—	(16,687)	—	—	—	(16,687)
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(4,181)	(4,181)
Total comprehensive loss										(20,868)
Stock-based compensation expense recognized in earnings	—	—	—	—	3,227	—	—	—	—	3,227
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	70,037	1	(1,493)	—	—	—	—	(1,492)
Balance at March 31, 2020	6,000,000	$150,000	50,408,195	$504	$979,939	$1,637,392	(417)	$(8)	$4,769	$2,772,596

Balance at December 31, 2020 (audited)	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive loss:
Net income	—	—	—	—	—	71,938	—	—	—	71,938
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(72,211)	(72,211)
Total comprehensive loss										(273)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,461	—	—	—	—	5,461
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(3,779)	—	—	—	(3,779)
Issuance of stock related to stock-based awards	—	—	87,317	1	(2,875)	—	—	—	—	(2,874)
Balance at March 31, 2021	6,300,000	$450,000	50,558,184	$505	$984,207	$1,781,215	(417)	$(8)	$(56,437)	$3,159,482
(1)    Represents the impact of adopting Accounting Standard Update ("ASU") 2016-13. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three months ended March 31,
(in thousands)	2021	2020
Operating activities
Net income	$71,938	$(16,687)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(6,000)	96,000
Depreciation and amortization	26,067	13,122
Net (gain)/loss on sale of loans held for sale	(5,572)	13,000
Increase/(decrease) in valuation allowance on mortgage servicing rights	(16,448)	10,015
Stock-based compensation expense	6,368	3,369
Purchases and originations of loans held for sale	(1,133,239)	(2,356,710)
Proceeds from sales and repayments of loans held for sale	1,233,725	4,126,102
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	48,927	(141,940)
Accrued interest payable and other liabilities	(27,335)	39,473
Net cash provided by operating activities	198,431	1,785,744
Investing activities
Purchases of investment securities	(461,381)	(1,951)
Principal payments received on investment securities	118,316	4,788
Originations of mortgage finance loans	(48,097,222)	(37,932,501)
Proceeds from pay-offs of mortgage finance loans	48,167,550	38,513,547
Net increase in loans held for investment, excluding mortgage finance loans	(54,141)	(438,869)
Purchase of premises and equipment, net	(924)	(1,007)
Net cash provided by/(used in) investing activities	(327,802)	144,007
Financing activities
Net increase in deposits	2,395,381	655,670
Costs from issuance of stock related to stock-based awards and warrants	(2,874)	(1,492)
Net proceeds from issuance of preferred stock	289,723	—
Preferred dividends paid	(3,779)	(2,438)
Net increase/(decrease) in other borrowings	(600,000)	2,500,000
Net increase in federal funds purchased and repurchase agreements	3,836	153,501
Net proceeds from issuance of long-term debt	268,815	—
Net cash provided by financing activities	2,351,102	3,305,241
Net increase in cash and cash equivalents	2,221,731	5,234,992
Cash and cash equivalents at beginning of period	9,206,380	4,425,583
Cash and cash equivalents at end of period	$11,428,111	$9,660,575
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33,860	$73,480
Cash paid during the period for income taxes	440	519
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
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Subsequent Event
On April 20, 2021, we entered into an agreement to sell our portfolio of mortgage servicing rights to a third party. The third party has also, in a separate letter of intent, agreed to extend employment opportunities to many of the Company’s Mortgage Correspondent Aggregation (“MCA”) employees and the Company has agreed to make best efforts to cooperate in transitioning its MCA client base to the third party, resulting in the wind-down of the Company’s MCA program. The sale and transition of employees and clients is expected to be completed in the second quarter of 2021, subject to customary closing conditions, and will result in the Company recording an expected gain on sale of mortgage servicing rights ("MSRs") and severance costs in the second quarter of 2021, both of which are not expected to be material.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands except share and per share data)	2021	2020
Numerator:
Net income/(loss)	$71,938	$(16,687)
Preferred stock dividends	3,779	2,438
Net income/(loss) available to common stockholders	$68,159	$(19,125)
Denominator:
Denominator for basic earnings per share—weighted average shares	50,513,277	50,373,580
Effect of employee stock-based awards(1)	556,234	101,222
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	51,069,511	50,474,802
Basic earnings/(loss) per common share	$1.35	$(0.38)
Diluted earnings/(loss) per common share	$1.33	$(0.38)
(1)SARs and RSUs outstanding of 80,263 at March 31, 2021 and 428,007 at March 31, 2020 have not been included in diluted earnings/(loss) per share because to do so would have been antidilutive for the periods presented.
(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(5,160)	$119,840
Residential mortgage-backed securities	3,166,816	367	(71,396)	3,095,787
Tax-exempt asset-backed securities	173,569	7,997	—	181,566
Credit risk transfer securities	14,713	—	(3,248)	11,465
Total	$3,480,098	$8,364	$(79,804)	$3,408,658

December 31, 2020
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$1	$(1,412)	$123,589
Residential mortgage-backed securities	2,818,518	11,566	(1,128)	2,828,956
Tax-exempt asset-backed securities	184,940	14,236	—	199,176
Credit risk transfer securities	14,713	—	(3,296)	11,417
Total	$3,143,171	$25,803	$(5,836)	$3,163,138
(1)Excludes accrued interest receivable of $6.3 million and $6.0 million at March 31, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
March 31, 2021
Available-for-sale:
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	119,840	—	119,840
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$449	$17,368	$3,148,999	$3,166,816
Estimated fair value	—	499	16,442	3,078,846	3,095,787
Weighted average yield(3)	—%	4.59%	1.08%	1.16%	1.16%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$173,569	$173,569
Estimated fair value	—	—	—	181,566	181,566
Weighted average yield(2)(3)	—%	—%	—%	4.95%	4.95%
CRT securities:(1)
Amortized Cost	$—	$—	$—	$14,713	$14,713
Estimated fair value	—	—	—	11,465	11,465
Weighted average yield(3)	—%	—%	—%	0.11%	0.11%
Total available-for-sale debt securities:
Amortized cost					$3,480,098
Estimated fair value					$3,408,658

December 31, 2020
Available-for-sale:
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	123,589	—	123,589
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$545	$17,500	$2,800,473	$2,818,518
Estimated fair value	—	605	17,490	2,810,861	2,828,956
Weighted average yield(3)	—%	4.58%	1.08%	1.25%	1.25%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$184,940	$184,940
Estimated fair value	—	—	—	199,176	199,176
Weighted average yield(2)(3)	—%	—%	—%	4.92%	4.92%
CRT securities:(1)
Amortized Cost	$—	$—	$—	$14,713	$14,713
Estimated fair value	—	—	—	11,417	11,417
Weighted average yield(3)	—%	—%	—%	0.15%	0.15%
Total available-for-sale debt securities:
Amortized cost					$3,143,171
Estimated fair value					$3,163,138
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

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021
U.S. government agency securities	$119,840	$(5,160)	$—	$—	$119,840	$(5,160)
Residential mortgage-backed securities	3,067,739	(71,396)	—	—	3,067,739	(71,396)
CRT securities	—	—	11,465	(3,248)	11,465	(3,248)
Total	$3,187,579	$(76,556)	$11,465	$(3,248)	$3,199,044	$(79,804)
December 31, 2020
U.S. government agency securities	$98,588	$(1,412)	$—	$—	$98,588	$(1,412)
Residential mortgage-backed securities	354,387	(1,128)	—	—	354,387	(1,128)
CRT securities	—	—	11,417	(3,296)	11,417	(3,296)
Total	$452,975	$(2,540)	$11,417	$(3,296)	$464,392	$(5,836)

At March 31, 2021, we had 108 securities in an unrealized loss position, comprised of 5 U.S. government agency securities, 2 CRT securities and 101 residential mortgage-backed securities. Based upon our March 31, 2021 review of securities with unrealized losses we have determined that all losses resulted from factors not deemed credit-related. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the unrealized losses in accumulated other comprehensive income ("AOCI").
Available-for-sale debt securities with carrying values of approximately $28.1 million and $1.6 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at March 31, 2021. The comparative amounts at December 31, 2020 were $31.7 million and $1.9 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At March 31, 2021 and December 31, 2020, we had $34.4 million and $33.8 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income in the consolidated statements of income and other comprehensive income:

	Three months ended March 31,
(in thousands)	2021	2020
Net gains/(losses) recognized during the period	$378	$(2,977)
Less: Realized net gains/(losses) recognized during the period on equity securities sold	398	(19)
Unrealized net gains/(losses) recognized during the period on equity securities still held	$(20)	$(2,958)
(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial	$8,969,224	$8,861,580
Energy	691,806	766,217
Mortgage finance(1)	9,009,081	9,079,409
Real estate	5,810,590	5,794,624
Gross loans held for investment(2)	24,480,701	24,501,830
Unearned income (net of direct origination costs)	(72,446)	(70,970)
Allowance for credit losses on loans	(242,484)	(254,615)
Total loans held for investment, net(2)	$24,165,771	$24,176,245
(1)    Balances at March 31, 2021 and December 31, 2020 are stated net of $1.0 billion and $1.2 billion of participations sold, respectively.
(2)    Excludes accrued interest receivable of $55.9 million and $56.5 million at March 31, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2021
Commercial
(1-7) Pass	$341,043	$3,548,075	$602,736	$462,947	$290,409	$318,287	$2,989,607	$44,992	$8,598,096
(8) Special mention	—	4,120	87,653	47,936	19,139	7,276	10,194	12,734	189,052
(9) Substandard - accruing	17,850	1,903	27,269	28,182	10,464	26,775	23,804	7,635	143,882
(9+) Non-accrual	—	7,135	3,254	1,037	5,971	12,912	7,218	667	38,194
Total commercial	$358,893	$3,561,233	$720,912	$540,102	$325,983	$365,250	$3,030,823	$66,028	$8,969,224
Energy
(1-7) Pass	$15,515	$—	$—	$4,844	$8,893	$29,279	$515,359	$—	$573,890
(8) Special mention	—	—	—	—	—	10,664	53,299	—	63,963
(9) Substandard - accruing	—	—	—	—	—	—	24,585	—	24,585
(9+) Non-accrual	10,036	—	8,153	—	—	11,179	—	—	29,368
Total energy	$25,551	$—	$8,153	$4,844	$8,893	$51,122	$593,243	$—	$691,806
Mortgage finance
(1-7) Pass	$14,962	$716,845	$951,866	$799,447	$455,911	$6,070,050	$—	$—	$9,009,081
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$14,962	$716,845	$951,866	$799,447	$455,911	$6,070,050	$—	$—	$9,009,081
Real estate
CRE
(1-7) Pass	$60,652	$418,403	$935,071	$862,447	$370,347	$554,723	$50,041	$60,805	$3,312,489
(8) Special mention	—	3,475	15,071	34,642	48,234	59,183	—	—	160,605
(9) Substandard - accruing	—	—	318	47,240	53,504	92,750	—	15,390	209,202
(9+) Non-accrual	—	—	—	458	—	4,991	—	1,247	6,696
RBF
(1-7) Pass	54,499	164,712	38,505	28,451	1,538	15,351	592,624	—	895,680
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	26,932	195,760	149,874	108,258	101,509	183,679	17,412	32,983	816,407
(8) Special mention	—	—	6,650	48	—	8,686	—	1,018	16,402
(9) Substandard - accruing	—	—	—	4,228	14,354	16,238	—	—	34,820
(9+) Non-accrual	—	—	—	—	908	8,057	—	14,289	23,254
Secured by 1-4 family
(1-7) Pass	19,857	64,953	61,951	40,974	47,903	89,788	4,535	—	329,961
(8) Special mention	—	—	—	—	—	1,770	—	—	1,770
(9) Substandard - accruing	—	—	—	—	818	2,268	—	—	3,086
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$161,940	$847,303	$1,207,440	$1,126,746	$639,115	$1,037,702	$664,612	$125,732	$5,810,590
Total loans held for investment	$561,346	$5,125,381	$2,888,371	$2,471,139	$1,429,902	$7,524,124	$4,288,678	$191,760	$24,480,701

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Three months ended March 31, 2021
Allowance for credit losses on loans:
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	(1,001)	(5,852)	211	929	(5,713)
Charge-offs	2,451	5,732	—	—	8,183
Recoveries	1,050	715	—	—	1,765
Net charge-offs (recoveries)	1,401	5,017	—	—	6,418
Ending balance	$70,659	$73,195	$4,910	$93,720	$242,484
Three months ended March 31, 2020
Allowance for credit losses on loans:
Beginning balance	$102,254	$60,253	$2,265	$30,275	$195,047
Impact of Current Expected Credit Loss ("CECL") adoption	(15,740)	24,154	2,031	(1,860)	8,585
Provision for credit losses on loans	24,902	66,821	35	3,271	95,029
Charge-offs	20,653	37,730	—	—	58,383
Recoveries	257	423	—	—	680
Net charge-offs (recoveries)	20,396	37,307	—	—	57,703
Ending balance	$91,020	$113,921	$4,331	$31,686	$240,958
We recorded a $6.0 million negative provision for credit losses for the first quarter of 2021, compared to a provision of $96.0 million for the first quarter of 2020. The decreased provision for credit losses in the first quarter of 2021 as compared to the first quarter of 2020 resulted primarily from a decrease in charge-offs and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic. We recorded $6.4 million in net charge-offs during the first quarter of 2021, compared to $57.7 million during the first quarter of 2020. Criticized loans totaled $945.1 million at March 31, 2021, compared to $675.9 million at March 31, 2020. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral Type
(in thousands)	Real Property	Rolling Stock	Total
March 31, 2021
Commercial	$—	$774	$774
Real estate
CRE	4,619	—	4,619
Other	5,984	—	5,984
Total collateral-dependent loans held for investment	$10,603	$774	$11,377

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual loans as of March 31, 2021 (2)	Current	Total	Non-accrual With No Allowance
March 31, 2021
Commercial	$15,563	$2,905	$3,885	$22,353	$38,194	$8,908,677	$8,969,224	$15,860
Energy	—	—	—	—	29,368	662,438	691,806	18,189
Mortgage finance loans	—	—	—	—	—	9,009,081	9,009,081	—
Real estate
CRE	14,939	—	2,238	17,177	6,696	3,665,119	3,688,992	1,849
RBF	—	—	—	—	—	895,680	895,680	—
Other	105	—	—	105	23,254	867,524	890,883	7,864
Secured by 1-4 family	55	—	64	119	218	334,698	335,035	—
Total loans held for investment	$30,662	$2,905	$6,187	$39,754	$97,730	$24,343,217	$24,480,701	$43,762
(1)Loans past due 90 days and still accruing includes premium finance loans of $3.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of March 31, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the three months ended March 31, 2021. Accrued interest of $339,000 was reversed during the three months ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at March 31, 2021 and December 31, 2020, $33.7 million and $45.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
We did not have any loans that were restructured during the three months ended March 31, 2021 or 2020. As of March 31, 2021 and 2020, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Three Months Ended March 31,
(in thousands)	2021	2020
Outstanding balance(1):
Beginning balance	$281,137	$2,568,362
Loans purchased and originated	1,133,239	2,356,710
Payments and loans sold	(1,236,738)	(4,165,492)
Ending balance	177,638	759,580
Fair value adjustment:
Beginning balance	2,028	8,772
Increase/(decrease) to fair value	(3,380)	5,712
Ending balance	(1,352)	14,484
Loans held for sale at fair value	$176,286	$774,064
(1)    Includes $44.1 million of loans held for sale that are carried at lower of cost or market as of December 31, 2020, as well as $5.8 million as of December 31, 2019.
No loans held for sale were on non-accrual as of March 31, 2021. At December 31, 2020 we had $7.0 million in non-accrual loans held for sale, comprised of one loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value. At March 31, 2021 and December 31, 2020, we had $16.4 million and $16.7 million, respectively, of loans held for sale that were 90 days or more past due. The $16.4 million in loans held for sale that were 90 days or more past due at March 31, 2021 included $3.3 million of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $16.4 million were $12.9 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2020, $3.3 million of the $16.7 million in loans held for sale that were 90 days or more past due were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $13.4 million were loans that we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met.
From time to time we retain the right to service the loans sold through our MCA program, creating MSRs which are recorded as assets on our consolidated balance sheets. A summary of MSR activity is as follows:

	Three months ended March 31,
(in thousands)	2021	2020
MSRs:
Balance, beginning of year	$131,391	$70,707
Capitalized servicing rights	11,867	20,615
Amortization	(12,643)	(4,885)
Balance, end of period	$130,615	$86,437
Valuation allowance:
Balance, beginning of year	$25,967	$5,803
Change in valuation allowance	(16,448)	10,015
Balance, end of period	$9,519	$15,818
MSRs, net	$121,096	$70,619
MSRs, fair value	$132,580	$70,619
At March 31, 2021 and December 31, 2020, our servicing portfolio of residential mortgage loans had outstanding principal balances of $13.6 billion and $13.8 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $153.8 million at March 31, 2021 and $152.6 million at December 31, 2020.
At March 31, 2021, the estimated fair value of MSRs were positively impacted by decreased prepayment speeds as compared to December 31, 2020, which resulted in a $16.4 million release of impairment being recorded for the three months ended March 31, 2021, compared to a $10.0 million impairment charge for the first three months of 2020. To mitigate exposure to potential impairment charges from adverse changes in the fair value of our residential MSR portfolio, we enter into certain derivative contracts, as is further discussed in Note 11 - Derivative Financial Instruments. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	March 31, 2021	December 31, 2020
Average discount rates	9.08%	9.09%
Expected prepayment speeds	12.10%	16.37%
Weighted-average life, in years	6.3	4.9
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	March 31, 2021	December 31, 2020
50 bp adverse change in prepayment speed	$(15,593)	$(12,203)
100 bp adverse change in prepayment speed	(27,503)	(16,062)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $648,000 and $621,000 at March 31, 2021 and December 31, 2020, respectively, and is recorded in other liabilities on the consolidated balance sheets. $30,000 in make-whole obligation payments were made during the three months ended March 31, 2021 compared to $2.1 million during the three months ended March 31, 2020.

(6) Long-term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. For the three months ended March 31, 2021, the combined weighted-average interest rate on the trust preferred subordinated debentures was 2.19% compared to 3.80% for the same period in 2020. As of December 31, 2020, the details of the trust preferred subordinated debentures are summarized below:

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
On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. At the beginning of each of the last five years of the life of the notes, the amount that is eligible to be included in Tier 2 capital is reduced by 20% of the original amount of the notes (net of redemptions). In 2021, the amount of the notes that qualify as Tier 2 capital has been reduced by 20%.
On March 9, 2021, the Bank issued and sold $275 million of senior unsecured credit-linked notes. The notes mature on September 30, 2024, and accrue interest at a rate equal to the higher of LIBOR plus 4.50% or 4.25%, payable quarterly on each of March 31, June 30, September 30 and December 31. For the three months ended March 31, 2021, the weighted-average interest rate on the notes was 5.54%. The notes effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank’s mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pool, the principal balance of the notes will be reduced to the extent of such loss and recognized as a debt extinguishment gain within non-interest income on our consolidated statements of income and other comprehensive income. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in lieu of a principal reduction on the notes. Losses on our warehouse lines of credit have not generally been significant. The notes are recorded in long-term debt on our consolidated balance sheets and accounted for at amortized cost. The fair value of the credit-linked note is based on observable inputs, when available, and as such are categorized as Level 2 liabilities. Because the notes are variable rate debt, the fair value approximates carrying value.

(7) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended March 31,
(in thousands)	2021	2020
Beginning balance of allowance for off-balance sheet credit losses	$17,434	$8,640
Impact of CECL adoption	—	563
Provision for off-balance sheet credit losses	(287)	971
Ending balance of allowance for off-balance sheet credit losses	$17,147	$10,174

(in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit - period end balance	$8,115,679	$8,530,453
Standby letters of credit - period end balance	$321,428	$268,894
(8) Regulatory Restrictions
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2021 and December 31, 2020. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
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

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2021
CET1
Company	$2,765,597	10.19%	$1,900,393	7.00%	N/A	N/A
Bank	2,818,155	10.39%	1,899,299	7.00%	1,763,635	6.50%
Total capital (to risk-weighted assets)
Company	3,811,962	14.04%	2,850,590	10.50%	N/A	N/A
Bank	3,405,679	12.55%	2,848,948	10.50%	2,713,284	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,325,597	12.25%	2,307,621	8.50%	N/A	N/A
Bank	2,978,155	10.98%	2,306,291	8.50%	2,170,627	8.00%
Tier 1 capital (to average assets)(1)
Company	3,325,597	8.32%	1,598,426	4.00%	N/A	N/A
Bank	2,978,155	7.46%	1,597,924	4.00%	1,997,405	5.00%
December 31, 2020
CET1
Company	$2,708,150	9.35%	$2,026,400	7.00%	N/A	N/A
Bank	2,744,211	9.48%	2,025,417	7.00%	1,880,745	6.50%
Total capital (to risk-weighted assets)
Company	3,498,737	12.08%	3,039,600	10.50%	N/A	N/A
Bank	3,375,983	11.67%	3,038,126	10.50%	2,893,453	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,968,150	10.25%	2,460,628	8.50%	N/A	N/A
Bank	2,904,211	10.04%	2,459,435	8.50%	2,314,763	8.00%
Tier 1 capital (to average assets)(1)
Company	2,968,150	7.52%	1,578,651	4.00%	N/A	N/A
Bank	2,904,211	7.36%	1,578,207	4.00%	1,972,758	5.00%
(1)    The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations, and while we manage capital allocated to mortgage finance loans based on changing trends in average balances, we do monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels. To better align the actual risk profile of this asset class to its required capital allocation, the Bank issued and sold senior unsecured credit-linked notes in the first quarter of 2021 that effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank's mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. The issuance of these notes decreases the required risk-weight on the $2.2 billion reference pool, which significantly improves our reported ratios.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the three months ended March 31, 2021, or 2020.

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
The table below summarizes our stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2021	2020
Stock-settled awards:
RSUs	$5,460	$3,219
Restricted stock	1	8
Cash-settled units	907	142
Total	$6,368	$3,369

(in thousands except period data)	March 31, 2021
Unrecognized compensation expense related to unvested stock-settled awards	$52,268
Weighted average period over which expense is expected to be recognized, in years	2.4
(10) Fair Value Disclosures
We determine the fair market values of our assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. See Note 1 - Operations and Summary of Significant Accounting Policies in our 2020 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$119,840	$—
Residential mortgage-backed securities	—	3,095,787	—
Tax-exempt asset-backed securities	—	—	181,566
CRT securities	—	—	11,465
Equity securities(1)(2)	27,261	7,139	—
Loans held for sale(3)	—	169,011	7,275
Loans held for investment(4)	—	—	9,122
Derivative assets(5)	—	70,387	—
Derivative liabilities(5)	—	69,283	—
Non-qualified deferred compensation plan liabilities(6)	27,351	—	—

December 31, 2020
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$123,589	$—
Residential mortgage-backed securities	—	2,828,956	—
Tax-exempt asset-backed securities	—	—	199,176
CRT securities	—	—	11,417
Equity securities(1)(2)	26,593	7,239	—
Loans held for sale(3)	—	232,147	6,933
Loans held for investment(4)	—	—	21,209
Derivative assets(5)	—	102,720	—
Derivative liabilities(5)	—	99,255	—
Non-qualified deferred compensation plan liabilities(6)	26,593	—	—

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
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended March 31, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(11,371)	$—	$(6,239)	$181,566
CRT securities	11,417	—	—	—	48	11,465
Loans held for sale(2)	6,933	537	(279)	5	79	7,275
Three months ended March 31, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$—	$(4,353)	$—	$(1,200)	$191,474
CRT securities	11,964	—	—	—	(3,949)	8,015
Loans held for sale(2)	7,043	213	(684)	28	94	6,694
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income.
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2021, the discount rates utilized ranged from 2.95% to 3.03% and the weighted-average life ranged from 5.28 years to 5.30 years. On a combined amortized cost weighted-average basis a discount rate of 2.99% and weighted-average life of 5.29 years were utilized to determine the fair value of these securities at March 31, 2021. At December 31, 2020, the combined weighted-average discount rate and weighted-average life utilized were 2.49% and 5.53 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2021, the discount rates utilized ranged from 3.32% to 8.27% and the weighted-average life ranged from 6.4 years to 10.3 years. On a combined amortized cost weighted-average basis a discount rate of 4.97% and a weighted-average life of 7.7 years were utilized to determine the fair value of these securities at March 31, 2021. At December 31, 2020, the combined weighted-average discount rate and combined weighted-average life utilized were 4.36% and 7.49 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At March 31, 2021, the fair value of these loans was calculated using a weighted-average discounted price of 98.4%, compared to 97.2% at December 31, 2020.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $9.1 million fair value of loans held for investment at March 31, 2021 reported above includes loans held for investment with a carrying value of $11.4 million that were reduced by specific allowance allocations totaling $2.3 million based on collateral valuations utilizing Level 3 inputs. The $21.2 million fair value of loans held for investment at December 31, 2020 reported above includes loans with a carrying value of $25.3 million that were reduced by specific allowance allocations totaling $4.1 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$11,428,111	$11,428,111	$9,206,380	$9,206,380
Investment securities	27,261	27,261	26,593	26,593
Level 2 inputs:
Investment securities	3,222,766	3,222,766	2,959,784	2,959,784
Loans held for sale	169,011	169,011	232,147	232,147
Derivative assets	70,387	70,387	102,720	102,720
Level 3 inputs:
Investment securities	193,031	193,031	210,593	210,593
Loans held for sale	7,275	7,275	6,933	6,933
Loans held for investment, net	24,165,771	24,217,032	24,176,245	24,233,185
Financial liabilities:
Level 2 inputs:
Federal funds purchased and repurchase agreements	115,587	115,587	111,751	111,751
Other borrowings	2,400,000	2,400,000	3,000,000	3,000,000
Long-term debt	664,968	672,996	395,896	405,110
Derivative liabilities	69,283	69,283	99,255	99,255
Level 3 inputs:
Deposits	33,391,970	33,392,592	30,996,589	30,997,980

(11) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	March 31, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,826,115	$2,387	$66,363	$1,922,956	$71	$96,246
Commercial loan/lease interest rate caps	655,917	88	—	565,634	34	—
Foreign currency forward contracts	6,664	96	18	6,667	214	78
Customer counterparties:
Commercial loan/lease interest rate swaps	1,826,115	66,363	2,387	1,922,956	96,246	71
Commercial loan/lease interest rate caps	655,917	—	88	565,634	—	34
Foreign currency forward contracts	6,664	18	96	6,667	78	214
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	170,000	—	954	320,000	474	—
Forward sale commitments	75,000	77	615	155,000	551	—
Loans held for sale:
Loan purchase commitments	198,072	531	1,149	332,145	5,123	8
Forward sale commitments	342,218	3,214	—	485,326	—	2,675
Gross derivatives		72,774	71,670		102,791	99,326
Offsetting derivative assets/liabilities		(2,387)	(2,387)		(71)	(71)
Net derivatives included in the consolidated balance sheets		$70,387	$69,283		$102,720	$99,255
The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	March 31, 2021 Weighted-Average Interest Rate		December 31, 2020 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.99%	1.27%	3.14%	1.38%
The weighted-average strike rate for outstanding interest rate caps was 3.07% at March 31, 2021 and 3.41% at December 31, 2020.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $70.4 million at March 31, 2021, and approximately $102.7 million at December 31, 2020. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At March 31, 2021, we had $74.5 million in cash collateral pledged for these derivatives, of which $73.5 million was included in interest-bearing deposits in other banks and $1.0 million was included in accrued interest receivable and other assets. At December 31, 2020, we had $108.3 million in cash collateral pledged for these derivatives, of which $104.4 million was included in interest-bearing deposits in other banks and $3.9 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 9 risk participation agreements where we are a participant bank with a notional amount of $119.0 million at March 31, 2021, compared to 9 risk participation agreements having a notional amount of $119.5 million at December 31, 2020. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $4.9 million at March 31, 2021 and $6.0 million at December 31, 2020. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2021 and December 31, 2020. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 15 risk participation agreements where we are the lead bank having a notional amount of $160.6 million at March 31, 2021, compared to 16 agreements having a notional amount of $165.9 million at December 31, 2020.
(12) Material Transactions Affecting Stockholders' Equity
On March 3, 2021, we completed an issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (the "Series B Preferred Stock") and an issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Dividends on the Series B Preferred Stock are not cumulative and will be paid when declared by our board of directors to the extent that we have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 5.75% per annum. Holders of preferred stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $289.7 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank, and may be used to redeem, in whole or in part and subject to receipt of all applicable regulatory approvals, our 6.5% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms.
(13) New Accounting Standards
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2021 and December 31, 2020 and results of operations for the three month periods ended March 31, 2021 and March 31, 2020 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2020, and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2020 Form 10-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
Significant transactions affecting our financial statements during the three months ended March 31, 2021 included:
•Issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B (the "Series B Preferred Stock") and issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Net proceeds from the sale totaled $289.7 million. The additional equity is being used for general corporate purchases, including funding regulatory capital infusions into the Bank, and may be used to redeem, in whole or in part and subject to receipt of all applicable regulatory approvals, our 6.5% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms.
•Issuance of $275.0 million in senior unsecured credit-linked notes that mature on September 30, 2024. The net proceeds of the offering will be used to expand the Bank's warehouse lending program and better serve our clients in all market environments.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures have been eased during 2020 and into 2021, the U.S. economy has begun to recover and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. As of March 31, 2021, governor of Texas removed all restrictions initially set in place which has allowed businesses to reopen at full capacities.
While positive headwinds exist, we recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the second quarter of 2021, especially if new COVID-19 variant infections increase and new economic restrictions are mandated. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.
We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position, however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related variant infections, the availability and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results for the year ended December 31, 2020 and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment and do expect to experience improvements in our financial results during 2021.
While we are still operating under our business continuity plan, we have begun to bring certain employees back into the office. Our branch locations are currently open and operating during normal business hours, although customers are admitted into the branches only between the hours of 10:00 a.m. and 2:00 p.m. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.
Results of Operations
Summary of Performance
We reported net income of $71.9 million and net income available to common stockholders of $68.2 million for the first quarter of 2021 compared to a net loss of $16.7 million and net loss available to common stockholders of $19.1 million for the first quarter of 2020. On a fully diluted basis, earnings per common share were $1.33 for the first quarter of 2021, compared to a loss per common share of $0.38 for the first quarter of 2020. Return on average common equity (“ROE”) was 10.08% and return on average assets ("ROA") was 0.73% for the first quarter of 2021, compared to a negative 2.85% and negative 0.20%, respectively, for the first quarter of 2020. The increase in net income, ROE and ROA for the first quarter of 2021 resulted primarily from a $102.0 million decrease in provision for credit losses.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended March 31, 2021			Three months ended March 31, 2020
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$3,225,786	$8,112	1.02%	$42,799	$274	2.57%
Investment securities – non-taxable(2)	196,785	2,247	4.63%	195,578	2,417	4.97%
Federal funds sold and securities purchased under resale agreements	4,605	1	0.07%	199,727	614	1.24%
Interest-bearing deposits in other banks	11,840,942	2,932	0.10%	6,225,948	19,586	1.27%
Loans held for sale	243,326	1,595	2.66%	3,136,381	27,480	3.52%
Loans held for investment, mortgage finance	8,177,759	64,942	3.22%	7,054,682	55,324	3.15%
Loans held for investment(1)(2)	15,457,888	149,196	3.91%	16,598,775	201,781	4.89%
Less reserve for credit losses on loans	254,697	—	—	201,837	—	—
Loans held for investment, net	23,380,950	214,138	3.71%	23,451,620	257,105	4.41%
Total earning assets	38,892,394	229,025	2.39%	33,252,053	307,476	3.72%
Cash and other assets	1,064,679			976,520
Total assets	$39,957,073			$34,228,573
Liabilities and Stockholders’ Equity
Transaction deposits	$3,991,966	$5,861	0.60%	$3,773,067	$13,582	1.45%
Savings deposits	12,889,974	10,788	0.34%	11,069,429	35,961	1.31%
Time deposits	2,204,242	3,355	0.62%	2,842,535	12,631	1.79%
Total interest-bearing deposits	19,086,182	20,004	0.43%	17,685,031	62,174	1.41%
Other borrowings	2,686,398	2,592	0.39%	3,020,255	10,251	1.37%
Long-term debt	464,731	5,743	5.01%	395,571	5,264	5.35%
Total interest-bearing liabilities	22,237,311	28,339	0.52%	21,100,857	77,689	1.48%
Demand deposits	14,421,505			10,003,495
Other liabilities	309,644			270,868
Stockholders’ equity	2,988,613			2,853,353
Total liabilities and stockholders’ equity	$39,957,073			$34,228,573
Net interest income(2)		$200,686			$229,787
Net interest margin			2.09%			2.78%
Net interest spread			1.87%			2.24%
Loan spread(3)			3.45%			3.35%

(1)The loan averages include non-accrual loans and are stated net of unearned income.
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

	Three months ended March 31, 2021/2020
	Net Change	Change due to(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$7,668	$35,943	$(28,275)
Loans held for sale	(25,885)	(25,320)	(565)
Loans held for investment, mortgage finance loans	9,618	8,796	822
Loans held for investment	(52,585)	(13,871)	(38,714)
Federal funds sold and securities purchased under resale agreements	(613)	(602)	(11)
Interest-bearing deposits in other banks	(16,654)	17,730	(34,384)
Total	(78,451)	22,676	(101,127)
Interest expense:
Transaction deposits	(7,721)	789	(8,510)
Savings deposits	(25,173)	5,930	(31,103)
Time deposits	(9,276)	(2,841)	(6,435)
Other borrowings	(7,659)	(1,137)	(6,522)
Long-term debt	479	920	(441)
Total	(49,350)	3,661	(53,011)
Net interest income	$(29,101)	$19,015	$(48,116)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $200.1 million for the three months ended March 31, 2021, compared to $228.3 million for the same period in 2020. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, offset by a decrease in funding costs.
Average earning assets for the three months ended March 31, 2021 increased by $5.6 billion compared to the same period in 2020, and included a $3.2 billion increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities and a $5.4 billion increase in average liquidity assets, partially offset by a $2.9 billion decrease in average loans held for sale. Throughout 2020, management took deliberate actions to increase liquidity balances to ensure we had the balance sheet strength to serve our clients during the COVID-19 pandemic and through the first three months of 2021 these balances have remained high. The decrease in average loans held for sale compared to the first quarter of 2020 resulted from holding purchased loans for shorter durations than in prior periods in order to limit exposure to forbearance risk caused by economic uncertainties. The decline in net interest income on loans held for sale resulting from shorter hold times was offset by an increase in non-interest income. Average interest-bearing liabilities increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $1.4 billion increase in average interest-bearing deposits and a $69.2 million increase in long-term debt, partially offset by a $333.9 million decrease in average other borrowings. Average demand deposits for the three months ended March 31, 2021 increased to $14.4 billion from $10.0 billion for the three months ended March 31, 2020.
Net interest margin for the three months ended March 31, 2021 was 2.09% compared to 2.78% for the same period in 2020. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily increases in lower-yielding investment securities and liquidity assets, as well as declines in loans held for sale and loans held for investment, excluding mortgage finance, partially offset by lower funding costs compared to the first quarter of 2020.
The yield on total loans held for investment decreased to 3.71% for the three months ended March 31, 2021 compared to 4.41% for the same period in 2020, and the yield on earning assets decreased to 2.39% for the three months ended March 31, 2021 compared to 3.72% for the same period in 2020. The average cost of total deposits decreased to 0.24% for the first quarter of 2021 from 0.90% for the first quarter of 2020 and total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.29% for the first quarter of 2021 compared to 0.92% for the first quarter of 2020.

Non-interest Income

	Three months ended March 31,
(in thousands)	2021	2020
Service charges on deposit accounts	$4,716	$3,293
Wealth management and trust fee income	2,855	2,467
Brokered loan fees	9,311	8,015
Servicing income	9,009	4,746
Swap fees	526	2,757
Net gain/(loss) on sale of loans held for sale	5,572	(13,000)
Other(1)	7,103	3,502
Total non-interest income	$39,092	$11,780
(1)Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock, income from legal settlements and other general operating income.
Non-interest income increased by $27.3 million during the three months ended March 31, 2021 to $39.1 million, compared to $11.8 million for the same period in 2020. This increase was primarily due to a $18.6 million increase in net gain/(loss) on sale of loans held for sale, a $4.3 million increase in servicing income and a $3.6 million increase in other non-interest income. The increase in net gain/(loss) on sale of loans held for sale was due to lower hedge costs in the first quarter of 2021 as a result of holding purchased loans for shorter durations than in prior periods, which was offset by the decline in net interest income on loans held for sale noted above. The increase in servicing income was due to an increase in the outstanding balance of our servicing portfolio.
Non-interest Expense

	Three months ended March 31,
(in thousands)	2021	2020
Salaries and employee benefits	$87,522	$77,193
Net occupancy expense	8,274	8,712
Marketing	1,697	8,522
Legal and professional	8,277	17,466
Communications and technology	15,969	13,791
FDIC insurance assessment	6,613	5,849
Servicing-related expenses	12,989	16,354
Merger-related expenses	—	7,270
Other(1)	8,975	10,260
Total non-interest expense	$150,316	$165,417
(1)Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended March 31, 2021 decreased $15.1 million compared to the same period in 2020. The decrease was primarily due to decreases in marketing expense, legal and professional expense, servicing-related expenses and merger-related expenses, partially offset by increases in salaries and employee benefits and communication and technology expense.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	March 31, 2021	December 31, 2020
(in thousands)
Commercial	$8,969,224	$8,861,580
Energy	691,806	766,217
Mortgage finance	9,009,081	9,079,409
Real estate	5,810,590	5,794,624
Gross loans held for investment	$24,480,701	$24,501,830
Deferred income (net of direct origination costs)	(72,446)	(70,970)
Allowance for credit losses on loans	(242,484)	(254,615)
Total loans held for investment, net	$24,165,771	$24,176,245
Total gross loans held for investment were $24.5 billion at March 31, 2021, a decline of $21.1 million from December 31, 2020 primarily due to declines in our energy and mortgage finance portfolios, partially offset by an increase in commercial loans, primarily due to the continued funding of loans under the Paycheck Protection Plan during the first quarter of 2021. The decline in the energy portfolio is consistent with our strategy of planned reductions in this portfolio as it has experienced higher historic losses. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Despite the decline in the first quarter of 2021, balances in this portfolio remain elevated related to increases in volumes driven by continued lower long-term interest rates.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2021, we had $1.8 billion in syndicated loans, $475.9 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2021, none of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of March 31, 2021, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Non-accrual loans(1)
Commercial
Assets of the borrowers	$20,264	$18,776	$37,040
Inventory	6,633	3,547	17,561
Other	11,297	9,773	7,352
Total commercial	38,194	32,096	61,953
Energy
Oil and gas properties	29,368	51,724	151,858
Total energy	29,368	51,724	151,858
Real estate
Assets of the borrowers	14,289	14,496	—
Commercial property	9,543	13,569	1,099
Hotel/motel	4,619	4,619	—
Single family residences	1,717	218	1,421
Other	—	5,267	2,834
Total real estate	30,168	38,169	5,354
Total non-performing assets	$97,730	$121,989	$219,165
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(2)	6,187	12,541	21,274
Loans held for sale non-accrual (3)	—	6,966	—
Loans held for sale past due 90 days and accruing(4)	16,359	16,667	9,014
(1)As of March 31, 2021, December 31, 2020 and March 31, 2020, non-accrual loans included $33.7 million, $45.4 million and $22.3 million, respectively, in loans that met the criteria for restructured.
(2)At March 31, 2021, December 31, 2020 and March 31, 2020, loans past due 90 days and still accruing includes premium finance loans of $3.1 million, $6.4 million and $8.6 million, respectively.
(3)Includes one non-accrual loan previously reported in loans HFI that was transferred to loans HFS as of December 31, 2020 and subsequently sold at carrying value.
(4)Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also includes loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised.
Total non-performing assets at March 31, 2021 decreased $24.3 million from December 31, 2020 and decreased $121.4 million compared to March 31, 2020. The decrease from both December 31, 2020 and March 31, 2020 was primarily due to a decline in non-accrual energy loans.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2021, we had $145.1 million in loans of this type, compared to $193.2 million at December 31, 2020 and $98.2 million at March 31, 2020.
Summary of Credit Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We recorded a $6.0 million negative provision for credit losses for the first quarter of 2021, compared to provisions of $32.0 million in the fourth quarter of 2020 and $96.0 million in the first quarter of 2020. The decrease from the fourth quarter of 2020 resulted primarily from a decrease in charge-offs and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic. We recorded $6.4 million in net charge-offs during the first quarter of 2021, compared to $65.4 million during the fourth quarter of 2020 and $57.7 million during the first quarter of 2020. Criticized loans totaled $945.1 million at March 31, 2021, compared to $918.4 million at December 31, 2020 and $675.9 million at March 31, 2020. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.

The table below presents a summary of our loan loss experience:

Three months ended March 31, 2021	Year ended December 31, 2020	Three months ended March 31, 2020
(in thousands except percentage and multiple data)
Allowance for credit losses on loans:
Beginning balance	$254,615	$195,047	$195,047
Impact of CECL adoption	—	8,585	8,585
Loans charged-off:
Commercial	2,451	73,360	20,653
Energy	5,732	133,522	37,730
Real estate	—	180	—
Total charge-offs	8,183	207,062	58,383
Recoveries:
Commercial	1,050	1,277	257
Energy	715	6,999	423
Total recoveries	1,765	8,276	680
Net charge-offs	6,418	198,786	57,703
Provision for credit losses on loans	(5,713)	249,769	95,029
Ending balance	$242,484	$254,615	$240,958
Allowance for off-balance sheet credit losses:
Beginning balance	$17,434	8,640	$8,640
Impact of CECL adoption	—	563	563
Provision for off-balance sheet credit losses	(287)	8,231	971
Ending balance	$17,147	$17,434	$10,174
Total allowance for credit losses	$259,631	$272,049	$251,132
Total provision for credit losses	$(6,000)	$258,000	$96,000
Allowance for credit losses on loans to LHI	0.99%	1.04%	0.99%
Net charge-offs to average LHI	0.11%	0.80%	0.98%
Total provision for credit losses to average LHI	(0.10)%	1.03%	1.63%
Recoveries to total charge-offs	21.57%	4.00%	1.17%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.20%	0.20%	0.13%
Total allowance for credit losses to LHI	1.06%	1.11%	1.03%
Allowance as a multiple of non-performing loans	2.5	x	2.1	x	1.1	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $259.6 million at March 31, 2021, $272.0 million at December 31, 2020 and $251.1 million at March 31, 2020. The total allowance for credit losses as a percentage of loans held for investment was 1.06% at March 31, 2021, compared to 1.11% at December 31, 2020 and 1.03% at March 31, 2020. The total allowance for credit losses as a percentage of loans held for investment, excluding mortgage finance, was 1.69% at March 31, 2021, compared to 1.77% at December 31, 2020 and 1.49% at March 31, 2020. The increase in the total allowance as a percentage of loans held for investment at March 31, 2021, compared to March 31, 2020, is due primarily to an increase in the allowance for credit losses, resulting from reserve build related to higher criticized loan levels and continued economic uncertainty related to the COVID-19 pandemic.
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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2020 and the three months ended March 31, 2021, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. Throughout 2020 we significantly increased our liquidity assets to ensure that we had the balance sheet strength to serve our clients during the COVID-19 pandemic, and through the first quarter of 2021 these balances have remained high. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	March 31, 2021	December 31, 2020	March 31, 2020
Federal funds sold and securities purchased under resale agreements	$—	$—	$30,000
Interest-bearing deposits	11,212,276	9,032,807	9,468,189
Total liquidity assets	$11,212,276	$9,032,807	$9,498,189
Total liquidity assets as a percent of:
Total loans held for investment	45.9%	37.0%	38.9%
Total earning assets	28.8%	24.6%	27.3%
Total deposits	33.6%	29.1%	35.0%
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

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Deposits from core customers	$30,102,156	$27,581,532	$22,368,584
Deposits from core customers as a percent of total deposits	90.1%	89.0%	82.4%
Relationship brokered deposits	$1,933,376	$1,771,883	$2,101,329
Relationship brokered deposits as a percent of average total deposits	5.8%	5.7%	7.7%
Traditional brokered deposits	$1,356,438	$1,643,174	$2,664,350
Traditional brokered deposits as a percent of total deposits	4.1%	5.3%	9.8%
Average deposits from core customers(1)	$29,980,945	$26,537,612	$23,642,481
Average deposits from core customers as a percent of average total deposits	89.5%	86.0%	85.4%
Average relationship brokered deposits(1)	$1,912,099	$2,099,652	$1,745,144
Average relationship brokered deposits as a percent of average total deposits	5.7%	6.8%	6.3%
Average traditional brokered deposits(1)	$1,614,643	$2,235,359	$2,300,901
Average traditional brokered deposits as a percent of average total deposits	4.8%	7.2%	8.3%
(1)    Annual averages presented for December 31, 2020.

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

(in thousands)	March 31, 2021
Federal funds purchased	$110,100
Repurchase agreements	5,487
FHLB borrowings	2,400,000
Line of credit	—
Total short-term borrowings	$2,515,587
Maximum short-term borrowings outstanding at any month-end during 2021	$2,907,202
The following table summarizes our other borrowing capacities net of balances outstanding. As of March 31, 2021, all are scheduled to mature within one year.

(in thousands)	March 31, 2021
FHLB borrowing capacity relating to loans	$7,369,068
FHLB borrowing capacity relating to securities	3,222,022
Total FHLB borrowing capacity(1)	$10,591,090
Unused federal funds lines available from commercial banks	$1,055,000
Unused Federal Reserve borrowings capacity	$2,238,623
Unused revolving line of credit(2)	$130,000
(1)    FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.
(2)    Unsecured revolving, non-amortizing line of credit with maturity date of December 14, 2021. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2021.
Our equity capital averaged $3.0 billion for the three months ended March 31, 2021 as compared to $2.9 billion for the same period in 2020. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and the terms of our existing indebtedness, we or the Bank may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding our debt or capital structure. For example, we and the Bank periodically evaluate and may engage in liability management transactions, including repurchases or redemptions of outstanding subordinated notes, which may be funded by the issuance of, or exchanges of, newly issued unsecured borrowings, as we seek to actively manage our debt maturity profile and interest cost.
For additional information regarding our capital and stockholders' equity, see Note 7 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligations
The following table presents, as of March 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest.

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$31,429,041	$—	$—	$—	$31,429,041
Time deposits	1,348,814	609,610	4,500	5	1,962,929
Federal funds purchased and customer repurchase agreements	115,587	—	—	—	115,587
FHLB borrowings	2,400,000	—	—	—	2,400,000
Operating lease obligations	17,221	33,169	14,546	21,497	86,433
Long-term debt	—	—	442,722	222,246	664,968
Total contractual obligations	$35,310,663	$642,779	$461,768	$243,748	$36,658,958
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report and in our 2020 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
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
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by our board of directors. The acceptable negative variation in net interest revenue due to a 100 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-12%. These guidelines establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits and minimum levels for liquidity, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee, and to our board of directors if deemed necessary, on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2021, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2021

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$11,428,111	$—	$—	$—	$11,428,111
Investment securities(1)	46,621	1,898	23,642	3,370,897	3,443,058
Total variable loans	$20,942,858	$78,427	$27,267	$271,848	$21,320,400
Total fixed loans	223,984	1,362,443	782,238	967,922	3,336,587
Total loans(2)	21,166,842	1,440,870	809,505	1,239,770	24,656,987
Total interest sensitive assets	$32,641,574	$1,442,768	$833,147	$4,610,667	$39,528,156
Liabilities:
Interest-bearing customer deposits	$16,254,399	$—	$—	$—	$16,254,399
CDs & IRAs	156,801	381,762	63,423	4,505	606,491
Traditional brokered deposits	200,000	610,251	546,187	—	1,356,438
Total interest-bearing deposits	16,611,200	992,013	609,610	4,505	18,217,328
Repurchase agreements, federal funds purchased, FHLB borrowings	2,515,587	—	—	—	2,515,587
Long-term debt	268,982	—	—	395,986	664,968
Total borrowings	2,784,569	—	—	395,986	3,180,555
Total interest sensitive liabilities	$19,395,769	$992,013	$609,610	$400,491	$21,397,883
GAP	$13,245,805	$450,755	$223,537	$4,210,176	$—
Cumulative GAP	$13,245,805	$13,696,560	$13,920,097	$18,130,273	$18,130,273

Demand deposits					15,174,642
Stockholders’ equity					3,159,482
Total					$18,334,124
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
For modeling purposes, the “shock test” scenarios as of March 31, 2021 and 2020 assume immediate, sustained 100 and 200 basis point increases in interest rates. As short-term rates declined during 2020 and remain low through the first three months of 2021, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	March 31, 2021		March 31, 2020
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase
Change in net interest income	$38,809	$93,622	$77,720	$161,553
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the December 31, 2020 Form 10-K.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Amendment No. One to the Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 22, 2021

/s/ Julie L. Anderson
Julie L. Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)