Form 10-Q
period 2021-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2021-07-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
On July 21, 2021, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,597,797

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$202,549	$173,573
Interest-bearing deposits in other banks	6,768,650	9,032,807
Investment securities	3,798,275	3,196,970
Loans held for sale ($63.7 million and $239.1 million at June 30, 2021 and December 31, 2020, respectively, at fair value)	63,747	283,165
Loans held for investment, mortgage finance	8,772,799	9,079,409
Loans held for investment (net of unearned income)	15,168,565	15,351,451
Less: Allowance for credit losses on loans	221,511	254,615
Loans held for investment, net	23,719,853	24,176,245
Mortgage servicing rights, net	1,316	105,424
Premises and equipment, net	21,969	24,546
Accrued interest receivable and other assets	634,719	715,699
Goodwill and intangible assets, net	17,464	17,667
Total assets	$35,228,542	$37,726,096

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$14,228,038	$12,740,947
Interest-bearing	14,611,525	18,255,642
Total deposits	28,839,563	30,996,589
Accrued interest payable	8,116	11,150
Other liabilities	324,039	339,486
Federal funds purchased and repurchase agreements	14,481	111,751
Other borrowings	2,000,000	3,000,000
Long-term debt	927,386	395,896
Total liabilities	32,113,585	34,854,872

Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—300,000 and 6,000,000 at June 30, 2021 and December 31, 2020, respectively	300,000	150,000
Common stock, $0.01 par value:
Authorized shares—100,000,000
Issued shares— 50,592,618 and 50,470,867 at June 30, 2021 and December 31, 2020, respectively	506	504
Additional paid-in capital	992,469	991,898
Retained earnings	1,848,379	1,713,056
Treasury stock (shares at cost: 417 at June 30, 2021 and December 31, 2020)	(8)	(8)
Accumulated other comprehensive income/(loss), net of taxes	(26,389)	15,774
Total stockholders’ equity	3,114,957	2,871,224
Total liabilities and stockholders’ equity	$35,228,542	$37,726,096
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$210,611	$247,595	$426,203	$531,220
Investment securities	10,918	2,024	20,805	4,207
Federal funds sold and securities purchased under resale agreements	—	77	1	691
Interest-bearing deposits in other banks	2,961	2,314	5,893	21,900
Total interest income	224,490	252,010	452,902	558,018
Interest expense
Deposits	16,271	32,294	36,275	94,468
Federal funds purchased	51	176	126	845
Other borrowings	451	4,569	2,968	14,151
Long-term debt	10,723	5,043	16,466	10,307
Total interest expense	27,496	42,082	55,835	119,771
Net interest income	196,994	209,928	397,067	438,247
Provision for credit losses	(19,000)	100,000	(25,000)	196,000
Net interest income after provision for credit losses	215,994	109,928	422,067	242,247
Non-interest income
Service charges on deposit accounts	4,634	2,459	9,350	5,752
Wealth management and trust fee income	3,143	2,348	5,998	4,815
Brokered loan fees	6,933	10,764	16,244	18,779
Servicing income	5,935	6,120	14,944	10,866
Swap fees	534	1,468	1,060	4,225
Net gain/(loss) on sale of loans held for sale	(3,070)	39,023	2,502	26,023
Other	11,993	8,303	19,096	11,805
Total non-interest income	30,102	70,485	69,194	82,265
Non-interest expense
Salaries and employee benefits	86,830	100,791	174,352	177,984
Net occupancy expense	7,865	9,134	16,139	17,846
Marketing	1,900	7,988	3,597	16,510
Legal and professional	9,147	11,330	17,424	28,796
Communications and technology	14,352	42,760	30,321	56,551
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	5,226	7,140	11,839	12,989
Servicing-related expenses	12,355	20,100	25,344	36,454
Merger-related expenses	—	10,486	—	17,756
Other	11,385	12,606	20,360	22,866
Total non-interest expense	149,060	222,335	299,376	387,752
Income/(loss) before income taxes	97,036	(41,922)	191,885	(63,240)
Income tax expense/(benefit)	23,555	(7,606)	46,466	(12,237)
Net income/(loss)	73,481	(34,316)	145,419	(51,003)
Preferred stock dividends	6,317	2,437	10,096	4,875
Net income/(loss) available to common stockholders	$67,164	$(36,753)	$135,323	$(55,878)
Other comprehensive loss
Change in unrealized gain/(loss) on available-for-sale debt securities, before tax	$38,037	$(5,435)	$(53,370)	$(10,727)
Income tax expense/(benefit)	7,989	(1,142)	(11,207)	(2,253)
Other comprehensive income/(loss), net of tax	30,048	(4,293)	(42,163)	(8,474)
Comprehensive income/(loss)	$103,529	$(38,609)	$103,256	$(59,477)
Basic earnings/(loss) per common share	$1.33	$(0.73)	$2.68	$(1.11)
Diluted earnings/(loss) per common share	$1.31	$(0.73)	$2.65	$(1.11)
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at March 31, 2020	6,000,000	$150,000	50,408,195	$504	$979,939	$1,637,392	(417)	$(8)	$4,769	$2,772,596
Comprehensive loss:
Net loss	—	—	—	—	—	(34,316)	—	—	—	(34,316)
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(4,293)	(4,293)
Total comprehensive loss										(38,609)
Stock-based compensation expense recognized in earnings	—	—	—	—	3,322	—	—	—	—	3,322
Preferred stock dividend	—	—	—	—	—	(2,437)	—	—	—	(2,437)
Issuance of stock related to stock-based awards	—	—	27,894	—	(117)	—	—	—	—	(117)
Balance at June 30, 2020	6,000,000	$150,000	50,436,089	$504	$983,144	$1,600,639	(417)	$(8)	$476	$2,734,755

Balance at March 31, 2021	6,300,000	$450,000	50,558,184	$505	$984,207	$1,781,215	(417)	$(8)	$(56,437)	$3,159,482
Comprehensive income:
Net income	—	—	—	—	—	73,481	—	—	—	73,481
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	30,048	30,048
Total comprehensive income										103,529
Stock-based compensation expense recognized in earnings	—	—	—	—	8,315	—	—	—	—	8,315
Preferred stock dividend	—	—	—	—	—	(6,317)	—	—	—	(6,317)
Issuance of stock related to stock-based awards	—	—	34,434	1	(53)	—	—	—	—	(52)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at June 30, 2021	300,000	$300,000	50,592,618	$506	$992,469	$1,848,379	(417)	$(8)	$(26,389)	$3,114,957

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2019 (audited)	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards, net of taxes(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive loss:
Net loss	—	—	—	—	—	(51,003)	—	—	—	(51,003)
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(8,474)	(8,474)
Total comprehensive loss										(59,477)
Stock-based compensation expense recognized in earnings	—	—	—	—	6,549	—	—	—	—	6,549
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	97,931	1	(1,610)	—	—	—	—	(1,609)
Balance at June 30, 2020	6,000,000	$150,000	50,436,089	$504	$983,144	$1,600,639	(417)	$(8)	$476	$2,734,755

Balance at December 31, 2020 (audited)	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income:
Net income	—	—	—	—	—	145,419	—	—	—	145,419
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(42,163)	(42,163)
Total comprehensive income										103,256
Stock-based compensation expense recognized in earnings	—	—	—	—	13,776	—	—	—	—	13,776
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(10,096)	—	—	—	(10,096)
Issuance of stock related to stock-based awards	—	—	121,751	2	(2,928)	—	—	—	—	(2,926)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at June 30, 2021	300,000	$300,000	50,592,618	$506	$992,469	$1,848,379	(417)	$(8)	$(26,389)	$3,114,957
(1)    Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-13. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six months ended June 30,
(in thousands)	2021	2020
Operating activities
Net income/(loss)	$145,419	$(51,003)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	(25,000)	196,000
Depreciation and amortization	47,531	31,320
Net (gain)/loss on sale of loans held for sale	(2,502)	(26,023)
Increase/(decrease) in valuation allowance on mortgage servicing rights	(16,448)	20,818
Stock-based compensation expense	14,804	7,029
Purchases and originations of loans held for sale	(1,409,716)	(4,931,981)
Proceeds from sales and repayments of loans held for sale	1,618,331	7,022,960
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	85,388	(74,155)
Accrued interest payable and other liabilities	(19,164)	57,795
Net cash provided by operating activities	438,643	2,252,760
Investing activities
Purchases of investment securities	(903,395)	(10,813)
Principal payments received on investment securities	240,891	5,168
Originations of mortgage finance loans	(88,516,423)	(94,837,775)
Proceeds from pay-offs of mortgage finance loans	88,823,033	94,034,998
Proceeds from sale of mortgage servicing rights	108,646	—
Net increase/(decrease) in loans held for investment, excluding mortgage finance loans	174,095	(207,635)
Purchase of premises and equipment, net	(1,516)	(2,344)
Net cash used in investing activities	(74,669)	(1,018,401)
Financing activities
Net increase/(decrease) in deposits	(2,157,026)	3,709,102
Costs from issuance of stock related to stock-based awards and warrants	(2,926)	(1,609)
Net proceeds from issuance of preferred stock	289,723	—
Redemption of preferred stock	(150,000)	—
Preferred dividends paid	(10,096)	(4,875)
Net increase/(decrease) in other borrowings	(1,000,000)	300,000
Net increase/(decrease) in federal funds purchased and repurchase agreements	(97,270)	54,024
Net proceeds from issuance of long-term debt	639,440	—
Redemption of long-term debt	(111,000)	—
Net cash provided by/(used in) financing activities	(2,599,155)	4,056,642
Net increase/(decrease) in cash and cash equivalents	(2,235,181)	5,291,001
Cash and cash equivalents at beginning of period	9,206,380	4,425,583
Cash and cash equivalents at end of period	$6,971,199	$9,716,584
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$58,869	$112,217
Cash paid during the period for income taxes	36,701	19,835
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). We serve the needs of commercial businesses and professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with the majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, being made to businesses headquartered or with operations in Texas. Our national lines of business provide specialized lending products to businesses throughout the United States.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
The consolidated interim financial statements are unaudited and certain information and disclosures in the notes to consolidated financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes to the consolidated financial statements required by GAAP for complete annual financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands except share and per share data)	2021	2020	2021	2020
Numerator:
Net income/(loss)	$73,481	$(34,316)	$145,419	$(51,003)
Preferred stock dividends	6,317	2,437	10,096	4,875
Net income/(loss) available to common stockholders	$67,164	$(36,753)	$135,323	$(55,878)
Denominator:
Denominator for basic earnings per share—weighted average shares	50,580,184	50,392,394	50,549,236	50,401,401
Effect of employee stock-based awards(1)	513,476	23,937	553,851	71,749
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	51,093,660	50,416,331	51,103,087	50,473,150
Basic earnings/(loss) per common share	$1.33	$(0.73)	$2.68	$(1.11)
Diluted earnings/(loss) per common share	$1.31	$(0.73)	$2.65	$(1.11)
(1)SARs and RSUs outstanding of 98,079 at June 30, 2021 and 510,095 at June 30, 2020 have not been included in diluted earnings/(loss) per common share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(2,585)	$122,415
Residential mortgage-backed securities	3,477,491	771	(41,116)	3,437,146
Tax-exempt asset-backed securities	173,427	12,527	—	185,954
Credit risk transfer (“CRT”) securities	14,713	—	(3,000)	11,713
Total	$3,790,631	$13,298	$(46,701)	$3,757,228

December 31, 2020
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$1	$(1,412)	$123,589
Residential mortgage-backed securities	2,818,518	11,566	(1,128)	2,828,956
Tax-exempt asset-backed securities	184,940	14,236	—	199,176
Credit risk transfer securities	14,713	—	(3,296)	11,417
Total	$3,143,171	$25,803	$(5,836)	$3,163,138
(1)Excludes accrued interest receivable of $6.9 million and $6.0 million at June 30, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
June 30, 2021
Available-for-sale:
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	122,415	—	122,415
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$356	$17,354	$3,459,781	$3,477,491
Estimated fair value	—	395	16,787	3,419,964	3,437,146
Weighted average yield(3)	—%	4.59%	1.08%	1.19%	1.19%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$173,427	$173,427
Estimated fair value	—	—	—	185,954	185,954
Weighted average yield(2)(3)	—%	—%	—%	4.95%	4.95%
CRT securities:(1)
Amortized Cost	$—	$—	$—	$14,713	$14,713
Estimated fair value	—	—	—	11,713	11,713
Weighted average yield(3)	—%	—%	—%	0.92%	0.92%
Total available-for-sale debt securities:
Amortized cost					$3,790,631
Estimated fair value					$3,757,228

December 31, 2020
Available-for-sale:
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	123,589	—	123,589
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$545	$17,500	$2,800,473	$2,818,518
Estimated fair value	—	605	17,490	2,810,861	2,828,956
Weighted average yield(3)	—%	4.58%	1.08%	1.25%	1.25%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$184,940	$184,940
Estimated fair value	—	—	—	199,176	199,176
Weighted average yield(2)(3)	—%	—%	—%	4.92%	4.92%
CRT securities:(1)
Amortized Cost	$—	$—	$—	$14,713	$14,713
Estimated fair value	—	—	—	11,417	11,417
Weighted average yield(3)	—%	—%	—%	0.15%	0.15%
Total available-for-sale debt securities:
Amortized cost					$3,143,171
Estimated fair value					$3,163,138
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

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
U.S. government agency securities	$122,415	$(2,585)	$—	$—	$122,415	$(2,585)
Residential mortgage-backed securities	3,257,258	(41,116)	—	—	3,257,258	(41,116)
CRT securities	—	—	11,713	(3,000)	11,713	(3,000)
Total	$3,379,673	$(43,701)	$11,713	$(3,000)	$3,391,386	$(46,701)
December 31, 2020
U.S. government agency securities	$98,588	$(1,412)	$—	$—	$98,588	$(1,412)
Residential mortgage-backed securities	354,387	(1,128)	—	—	354,387	(1,128)
CRT securities	—	—	11,417	(3,296)	11,417	(3,296)
Total	$452,975	$(2,540)	$11,417	$(3,296)	$464,392	$(5,836)

At June 30, 2021, we had 114 securities in an unrealized loss position, comprised of five U.S. government agency securities, two CRT securities and 107 residential mortgage-backed securities. Based upon our June 30, 2021 review of securities with unrealized losses we have determined that all losses resulted from factors not deemed credit-related. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the unrealized losses in accumulated other comprehensive income (“AOCI”).
Available-for-sale debt securities with carrying values of approximately $26.3 million and $1.3 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at June 30, 2021. The comparative amounts at December 31, 2020 were $31.7 million and $1.9 million, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan. At June 30, 2021 and December 31, 2020, we had $41.0 million and $33.8 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income in the consolidated statements of income and other comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net gains/(losses) recognized during the period	$3,268	$2,912	$3,646	$(65)
Less: Realized net gains/(losses) recognized during the period on equity securities sold	351	(226)	749	(245)
Unrealized net gains/(losses) recognized during the period on equity securities still held	$2,917	$3,138	$2,897	$180
(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial	$9,054,764	$8,861,580
Energy	618,371	766,217
Mortgage finance(1)	8,772,799	9,079,409
Real estate	5,564,623	5,794,624
Gross loans held for investment(2)	24,010,557	24,501,830
Unearned income (net of direct origination costs)	(69,193)	(70,970)
Allowance for credit losses on loans	(221,511)	(254,615)
Total loans held for investment, net(2)	$23,719,853	$24,176,245
(1)    Balances at June 30, 2021 and December 31, 2020 are stated net of $617.9 million and $1.2 billion of participations sold, respectively.
(2)    Excludes accrued interest receivable of $53.8 million and $56.5 million at June 30, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2021
Commercial
(1-7) Pass	$637,105	$3,394,502	$602,181	$441,326	$209,229	$297,669	$3,082,499	$59,164	$8,723,675
(8) Special mention	—	3,575	82,607	48,393	8,464	5,633	21,060	6,660	176,392
(9) Substandard - accruing	—	1,288	27,441	25,620	9,988	31,354	16,621	7,029	119,341
(9+) Non-accrual	—	6,105	3,243	846	5,549	11,945	7,315	353	35,356
Total commercial	$637,105	$3,405,470	$715,472	$516,185	$233,230	$346,601	$3,127,495	$73,206	$9,054,764
Energy
(1-7) Pass	$2,500	$—	$—	$3,539	$7,743	$21,621	$487,723	$—	$523,126
(8) Special mention	—	—	—	—	—	—	52,035	—	52,035
(9) Substandard - accruing	—	—	—	—	—	10,344	—	—	10,344
(9+) Non-accrual	9,908	—	—	—	—	12,813	10,145	—	32,866
Total energy	$12,408	$—	$—	$3,539	$7,743	$44,778	$549,903	$—	$618,371
Mortgage finance
(1-7) Pass	$77,749	$825,516	$908,556	$750,947	$536,746	$5,673,285	$—	$—	$8,772,799
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$77,749	$825,516	$908,556	$750,947	$536,746	$5,673,285	$—	$—	$8,772,799
Real estate
CRE
(1-7) Pass	$182,837	$468,969	$811,387	$706,881	$301,041	$531,045	$46,790	$38,402	$3,087,352
(8) Special mention	—	16,327	30,667	38,126	74,135	50,797	—	—	210,052
(9) Substandard - accruing	17,850	—	309	46,923	53,179	66,710	—	5,022	189,993
(9+) Non-accrual	—	—	—	—	—	206	—	—	206
RBF
(1-7) Pass	127,790	106,195	30,165	13,214	562	11,863	594,642	—	884,431
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	51,092	183,013	149,031	94,703	95,927	171,454	43,935	29,716	818,871
(8) Special mention	—	—	2,115	—	—	—	—	1,018	3,133
(9) Substandard - accruing	—	—	—	4,194	14,255	21,195	—	—	39,644
(9+) Non-accrual	—	—	—	—	908	2,987	—	14,099	17,994
Secured by 1-4 family
(1-7) Pass	38,055	63,661	57,792	28,368	41,393	74,893	4,545	—	308,707
(8) Special mention	—	—	—	—	—	1,758	—	—	1,758
(9) Substandard - accruing	—	—	—	—	—	2,268	—	—	2,268
(9+) Non-accrual	—	—	—	—	—	214	—	—	214
Total real estate	$417,624	$838,165	$1,081,466	$932,409	$581,400	$935,390	$689,912	$88,257	$5,564,623
Total loans held for investment	$1,144,886	$5,069,151	$2,705,494	$2,203,080	$1,359,119	$7,000,054	$4,367,310	$161,463	$24,010,557

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2020
Commercial
(1-7) Pass	$1,259,949	$2,816,425	$543,438	$374,455	$192,060	$213,212	$3,020,353	$40,253	$8,460,145
(8) Special mention	2,664	115,015	38,751	26,423	1,983	290	19,971	22,797	227,894
(9) Substandard - accruing	15,773	15,854	18,068	32,241	15,297	19,639	22,932	1,641	141,445
(9+) Non-accrual	1,820	8,360	377	1,292	802	15,157	3,836	452	32,096
Total commercial	$1,280,206	$2,955,654	$600,634	$434,411	$210,142	$248,298	$3,067,092	$65,143	$8,861,580
Energy
(1-7) Pass	$—	$12,020	$7,598	$26,931	$—	$23,750	$553,970	$—	$624,269
(8) Special mention	—	—	—	—	—	13,358	76,866	—	90,224
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	5,705	1,972	8,009	36,038	—	51,724
Total energy	$—	$12,020	$7,598	$32,636	$1,972	$45,117	$666,874	$—	$766,217
Mortgage finance
(1-7) Pass	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
Real estate
CRE
(1-7) Pass	$352,688	$892,831	$923,762	$444,587	$208,426	$451,283	$62,336	$61,133	$3,397,046
(8) Special mention	3,475	11,170	6,485	88,633	11,153	17,623	—	1,247	139,786
(9) Substandard - accruing	—	327	47,708	11,601	32,645	30,766	—	15,940	138,987
(9+) Non-accrual	—	—	—	—	5,749	4,852	—	—	10,601
RBF
(1-7) Pass	162,397	60,077	65,271	3,727	5,888	8,483	551,703	—	857,546
(8) Special mention	—	353	—	—	—	—	—	—	353
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	190,995	150,787	119,696	120,817	82,465	113,105	16,630	39,129	833,624
(8) Special mention	—	6,700	2,240	—	1,843	7,195	—	1,018	18,996
(9) Substandard - accruing	—	—	2,567	14,452	3,301	14,453	—	—	34,773
(9+) Non-accrual	—	—	—	927	5,524	6,403	—	14,496	27,350
Secured by 1-4 family
(1-7) Pass	58,515	63,031	46,623	54,096	72,527	31,880	4,697	—	331,369
(8) Special mention	646	—	—	635	—	1,768	—	—	3,049
(9) Substandard - accruing	—	—	—	817	—	109	—	—	926
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$768,716	$1,185,276	$1,214,352	$740,292	$429,521	$688,138	$635,366	$132,963	$5,794,624
Total loans held for investment	$2,804,231	$5,216,591	$2,643,706	$1,690,775	$747,648	$6,831,441	$4,369,332	$198,106	$24,501,830

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Six months ended June 30, 2021
Allowance for credit losses on loans:
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	12,035	(23,768)	352	(12,932)	(24,313)
Charge-offs	3,863	6,418	—	1,192	11,473
Recoveries	1,358	1,324	—	—	2,682
Net charge-offs (recoveries)	2,505	5,094	—	1,192	8,791
Ending balance	$82,591	$55,202	$5,051	$78,667	$221,511
Six months ended June 30, 2020
Allowance for credit losses on loans:
Beginning balance	$102,254	$60,253	$2,265	$30,275	$195,047
Impact of Current Expected Credit Loss (“CECL”) adoption	(15,740)	24,154	2,031	(1,860)	8,585
Provision for credit losses on loans	28,850	117,963	299	45,823	192,935
Charge-offs	32,940	100,098	—	—	133,038
Recoveries	770	423	—	—	1,193
Net charge-offs (recoveries)	32,170	99,675	—	—	131,845
Ending balance	$83,194	$102,695	$4,595	$74,238	$264,722
We recorded a $25.0 million negative provision for credit losses for the six months ended June 30, 2021, compared to a provision of $196.0 million for the same period in 2020. The decreased provision resulted primarily from decreases in charge-offs and non-accrual loans, as well as improvement in the economic outlook as the economy continues to recover from the impacts of the COVID-19 pandemic. We recorded $8.8 million in net charge-offs during the six months ended June 30, 2021, compared to $131.8 million during the same period in 2020. Criticized loans totaled $891.6 million at June 30, 2021, compared to $1.0 billion at June 30, 2020.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral Type
(in thousands)	Real Property	Total
June 30, 2021
Real estate
Other	$908	$908
Total collateral-dependent loans held for investment	$908	$908

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-Accrual Loans(2)	Current	Total	Non-Accrual With No Allowance
June 30, 2021
Commercial	$16,215	$1,555	$7,607	$25,377	$35,356	$8,994,031	$9,054,764	$12,451
Energy	—	—	—	—	32,866	585,505	618,371	9,908
Mortgage finance loans	—	—	—	—	—	8,772,799	8,772,799	—
Real estate
CRE	—	—	—	—	206	3,487,397	3,487,603	—
RBF	—	—	—	—	—	884,431	884,431	—
Other	888	3,672	—	4,560	17,994	857,088	879,642	2,777
Secured by 1-4 family	—	37	64	101	214	312,632	312,947	—
Total loans held for investment	$17,103	$5,264	$7,671	$30,038	$86,636	$23,893,883	$24,010,557	$25,136
(1)Loans past due 90 days and still accruing includes premium finance loans of $3.0 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of June 30, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the six months ended June 30, 2021. Accrued interest of $468,000 was reversed during the six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at June 30, 2021 and December 31, 2020, $24.4 million and $45.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
We did not have any loans that were restructured during the six months ended June 30, 2021 or 2020. As of June 30, 2021 and 2020, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) Certain Transfers of Financial Assets
On April 20, 2021, we entered into an agreement to sell our portfolio of mortgage servicing rights (“MSRs”) and to transition the Mortgage Correspondent Aggregation (“MCA”) program to a third-party. The sale of MSRs was completed on June 1, 2021, and the transfer of servicing on the underlying mortgage loans is expected to occur on August 1, 2021. Transition activities began immediately following the execution of the agreement and are expected to be significantly complete by September 30, 2021.
The table below presents a reconciliation of the changes in loans held for sale:

	Six Months Ended June 30,
(in thousands)	2021	2020
Outstanding balance(1):
Beginning balance	$281,137	$2,568,362
Loans purchased and originated	1,409,716	4,931,981
Payments and loans sold	(1,625,973)	(7,052,942)
Ending balance	64,880	447,401
Fair value adjustment:
Beginning balance	2,028	8,772
Increase/(decrease) to fair value	(3,161)	(1,592)
Ending balance	(1,133)	7,180
Loans held for sale at fair value	$63,747	$454,581
(1)    Includes $44.1 million of loans held for sale that are carried at lower of cost or market as of December 31, 2020, as well as $5.8 million as of December 31, 2019.
No loans held for sale were on non-accrual as of June 30, 2021. At December 31, 2020 we had $7.0 million in non-accrual loans held for sale, comprised of one loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value. At June 30, 2021 and December 31, 2020, we had $2.7 million and $16.7 million, respectively, of loans held for sale that were 90 days or more past due. The $2.7 million in loans held for sale that were 90 days or more past due at June 30, 2021 was comprised of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. At December 31, 2020, $3.3 million of the $16.7 million in loans held for sale that were 90 days or more past due were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $13.4 million were loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised.
From time to time we retain the right to service the loans sold through the MCA program, creating MSRs which are recorded as assets on our consolidated balance sheets. A summary of MSR activity is as follows:

	Six months ended June 30,
(in thousands)	2021	2020
MSRs:
Balance, beginning of year	$131,391	$70,707
Capitalized servicing rights	15,835	45,397
Amortization	(18,629)	(14,032)
Sales	(127,281)	—
Balance, end of period	$1,316	$102,072
Valuation allowance:
Balance, beginning of year	$25,967	$5,803
Change in valuation allowance	(25,967)	20,818
Balance, end of period	$—	$26,621
MSRs, net	$1,316	$75,451
MSRs, fair value	$1,326	$75,451
At June 30, 2021 and December 31, 2020, our portfolio of MSRs was comprised of residential mortgage loans with outstanding principal balances of $129.3 million and $13.8 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to such investors. These escrow funds are segregated and held in separate non-interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were insignificant at June 30, 2021 and $152.6 million at December 31, 2020.
To mitigate exposure to potential impairment charges from adverse changes in the fair value of our MSR portfolio, we enter into certain derivative contracts, as is further discussed in Note 11 - Derivative Financial Instruments. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	June 30, 2021	December 31, 2020
Average discount rates	9.00%	9.09%
Expected prepayment speeds	9.48%	16.37%
Weighted-average life, in years	7.1	4.9
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	June 30, 2021	December 31, 2020
50 bp adverse change in prepayment speed	$(162)	$(12,203)
100 bp adverse change in prepayment speed	(285)	(16,062)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $648,000 and $621,000 at June 30, 2021 and December 31, 2020, respectively, and is recorded in other liabilities on the consolidated balance sheets. $47,000 in make-whole obligation payments were made during the six months ended June 30, 2021 compared to $4.5 million during the six months ended June 30, 2020.

(6) Long-term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. For the three and six months ended June 30, 2021, the combined weighted-average interest rate on the trust preferred subordinated debentures was 2.14% and 2.17%, respectively, compared to 3.02% and 3.41%, respectively, for the same periods in 2020. The details of the trust preferred subordinated debentures as of June 30, 2021 are summarized below:

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
On September 21, 2012, the Company issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The indenture governing the notes contains customary covenants and restrictions. These notes were redeemed on June 21, 2021.
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
On March 9, 2021, the Bank issued and sold $275 million of senior unsecured credit-linked notes. The notes mature on September 30, 2024, and accrue interest at a rate equal to the higher of LIBOR plus 4.50% or 4.25%, payable quarterly on each of March 31, June 30, September 30 and December 31. For the three and six months ended June 30, 2021, the weighted-average interest rate on the notes was 5.62% and 5.60%, respectively. The notes effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank’s mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pool, the principal balance of the notes will be reduced to the extent of such loss and recognized as a debt extinguishment gain within non-interest income on our consolidated statements of income and other comprehensive income. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in lieu of a principal reduction on the notes. Losses on our warehouse lines of credit have not generally been significant. The notes are recorded in long-term debt on our consolidated balance sheets and accounted for at amortized cost. The fair value of the credit-linked note is based on observable inputs, when available, and as such are categorized as Level 2 liabilities. Because the notes are variable rate debt, the fair value approximates carrying value.
On May 6, 2021, the Company issued and sold $375.0 million of subordinated notes. The notes mature in May 2031 and bear interest at a fixed rate of 4.00% per annum, payable semi-annually. Net proceeds from the transaction were $370.7 million providing additional capital to be used for general corporate purposes. A portion of the proceeds were also used to redeem the Company’s 6.50% fixed rate subordinated notes, as is described above. The indenture governing the notes contains customary covenants and restrictions.

(7) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance of allowance for off-balance sheet credit losses	$17,147	$10,174	$17,434	$8,640
Impact of CECL adoption	—	—	—	563
Provision for off-balance sheet credit losses	(400)	2,094	(687)	3,065
Ending balance of allowance for off-balance sheet credit losses	$16,747	$12,268	$16,747	$12,268

(in thousands)			June 30, 2021	December 31, 2020
Commitments to extend credit - period end balance			$8,228,992	$8,530,453
Standby letters of credit - period end balance			$328,726	$268,894
(8) Regulatory Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Basel III regulatory capital framework (the “Basel III Capital Rules”) adopted by U.S. federal regulatory authorities, among other things, (i) establishes the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures.
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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses on their regulatory capital ratios (three-year CECL transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year CECL transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year CECL transition option). We adopted CECL on January 1, 2020 and have elected to utilize the five-year CECL transition option.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2021 and December 31, 2020. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
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

	Actual		Minimum Capital Required		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2021
CET1
Company	$2,835,896	10.53%	$1,885,230	7.00%	N/A	N/A
Bank	2,897,617	10.76%	1,884,671	7.00%	1,750,052	6.50%
Total capital (to risk-weighted assets)
Company	3,978,147	14.77%	2,827,845	10.50%	N/A	N/A
Bank	3,469,176	12.89%	2,827,006	10.50%	2,692,387	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,245,896	12.05%	2,289,208	8.50%	N/A	N/A
Bank	3,057,617	11.36%	2,288,529	8.50%	2,153,910	8.00%
Tier 1 capital (to average assets)(1)
Company	3,245,896	8.38%	1,548,586	4.00%	N/A	N/A
Bank	3,057,617	7.90%	1,548,104	4.00%	1,935,130	5.00%
December 31, 2020
CET1
Company	$2,708,150	9.35%	$2,026,400	7.00%	N/A	N/A
Bank	2,744,211	9.48%	2,025,417	7.00%	1,880,745	6.50%
Total capital (to risk-weighted assets)
Company	3,498,737	12.08%	3,039,600	10.50%	N/A	N/A
Bank	3,375,983	11.67%	3,038,126	10.50%	2,893,453	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,968,150	10.25%	2,460,628	8.50%	N/A	N/A
Bank	2,904,211	10.04%	2,459,435	8.50%	2,314,763	8.00%
Tier 1 capital (to average assets)(1)
Company	2,968,150	7.52%	1,578,651	4.00%	N/A	N/A
Bank	2,904,211	7.36%	1,578,207	4.00%	1,972,758	5.00%
(1)    The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending and average balances for any period. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations, and while we manage capital allocated to mortgage finance loans based on changing trends in average balances, we do monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels. To better align the actual risk profile of this asset class to its required capital allocation, the Bank issued and sold senior unsecured credit-linked notes in the first quarter of 2021 that effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank's mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. The issuance of these notes decreases the required risk-weight on the $2.2 billion reference pool, which significantly improves our reported ratios.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the six months ended June 30, 2021, or during the year ended December 31, 2020.

(9) Stock-based Compensation
We have long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the board of directors, or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), restricted stock and performance units, or any combination thereof. There are 2,550,000 total shares authorized for grant under the plans.
The table below summarizes our stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Stock-settled awards:
RSUs	$8,315	$3,313	$13,775	$6,532
Restricted stock	—	9	1	17
Cash-settled units	121	338	1,028	480
Total	$8,436	$3,660	$14,804	$7,029

(in thousands except period data)	June 30, 2021
Unrecognized compensation expense related to unvested stock-settled awards	$45,429
Weighted average period over which expense is expected to be recognized, in years	2.3
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
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$122,415	$—
Residential mortgage-backed securities	—	3,437,146	—
Tax-exempt asset-backed securities	—	—	185,954
CRT securities	—	—	11,713
Equity securities(1)(2)	33,906	7,141	—
Loans held for sale(3)	—	55,520	8,227
Loans held for investment(4)	—	—	908
Derivative assets(5)	—	64,349	—
Derivative liabilities(5)	—	64,347	—
Non-qualified deferred compensation plan liabilities(6)	29,552	—	—

December 31, 2020
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$123,589	$—
Residential mortgage-backed securities	—	2,828,956	—
Tax-exempt asset-backed securities	—	—	199,176
CRT securities	—	—	11,417
Equity securities(1)(2)	26,593	7,239	—
Loans held for sale(3)	—	232,147	6,933
Loans held for investment(4)	—	—	21,209
Derivative assets(5)	—	102,720	—
Derivative liabilities(5)	—	99,255	—
Non-qualified deferred compensation plan liabilities(6)	26,593	—	—

(1)Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan.
(3)Loans held for sale purchased through the MCA program are measured at fair value on a recurring basis, generally monthly.
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
Level 3 Valuations
The following table presents a reconciliation of the Level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended June 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$181,566	$—	$(142)	$—	$4,530	$185,954
CRT securities	11,465	—	—	—	248	11,713
Loans held for sale(2)	7,275	1,148	(246)	—	50	8,227
Three months ended June 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$191,474	$8,470	$(132)	$—	$(8,395)	$191,417
CRT securities	8,015	—	—	—	2,938	10,953
Loans held for sale(2)	6,694	107	(780)	88	50	6,159

Six months ended June 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(11,513)	$—	$(1,709)	$185,954
CRT securities	11,417	—	—	—	296	11,713
Loans held for sale(2)	6,933	1,685	(525)	5	129	8,227
Six months ended June 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$8,470	$(4,485)	$—	$(9,595)	$191,417
CRT securities	11,964	—	—	—	(1,011)	10,953
Loans held for sale(2)	7,043	320	(1,464)	116	144	6,159
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income.
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At June 30, 2021, the discount rates utilized ranged from 2.29% to 2.37% and the weighted-average life ranged from 5.0 to 5.1 years. On a combined amortized cost weighted-average basis a discount rate of 2.33% and weighted-average life of 5.0 years were utilized to determine the fair value of these securities at June 30, 2021. At December 31, 2020, the combined weighted-average discount rate and weighted-average life utilized were 2.49% and 5.5 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At June 30, 2021, the discount rates utilized ranged from 3.09% to 7.97% and the weighted-average life ranged from 5.4 years to 10.0 years. On a combined amortized cost weighted-average basis a discount rate of 4.72% and a weighted-average life of 6.9 years were utilized to determine the fair value of these securities at June 30, 2021. At December 31, 2020, the combined weighted-average discount rate and combined weighted-average life utilized were 4.36% and 7.5 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At June 30, 2021, the fair value of these loans was calculated using a weighted-average discounted price of 99.2%, compared to 97.2% at December 31, 2020.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $908,000 fair value of loans held for investment at June 30, 2021 reported above includes loans with carrying values that, based on collateral valuations utilizing Level 3 inputs, equate to their fair value. The $21.2 million fair value of loans held for investment at December 31, 2020 reported above includes loans with a carrying value of $25.3 million that were reduced by specific allowance allocations totaling $4.1 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,971,199	$6,971,199	$9,206,380	$9,206,380
Investment securities	33,906	33,906	26,593	26,593
Level 2 inputs:
Investment securities	3,566,702	3,566,702	2,959,784	2,959,784
Loans held for sale	55,520	55,520	232,147	232,147
Derivative assets	64,349	64,349	102,720	102,720
Level 3 inputs:
Investment securities	197,667	197,667	210,593	210,593
Loans held for sale	8,227	8,227	6,933	6,933
Loans held for investment, net	23,719,853	23,775,475	24,176,245	24,233,185
Financial liabilities:
Level 2 inputs:
Federal funds purchased and repurchase agreements	14,481	14,481	111,751	111,751
Other borrowings	2,000,000	2,000,000	3,000,000	3,000,000
Long-term debt	927,386	952,792	395,896	405,110
Derivative liabilities	64,347	64,347	99,255	99,255
Level 3 inputs:
Deposits	28,839,563	28,839,971	30,996,589	30,997,980

(11) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	June 30, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,902,259	$948	$64,195	$1,922,956	$71	$96,246
Commercial loan/lease interest rate caps	217,739	65	—	565,634	34	—
Foreign currency forward contracts	5,015	31	—	6,667	214	78
Customer counterparties:
Commercial loan/lease interest rate swaps	1,902,259	64,195	948	1,922,956	96,246	71
Commercial loan/lease interest rate caps	217,739	—	65	565,634	—	34
Foreign currency forward contracts	5,015	—	31	6,667	78	214
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	3,000	19	4	320,000	474	—
Forward sale commitments	1,000	3	—	155,000	551	—
Loans held for sale:
Loan purchase commitments	2,800	36	—	332,145	5,123	8
Forward sale commitments	20,000	—	52	485,326	—	2,675
Gross derivatives		65,297	65,295		102,791	99,326
Offsetting derivative assets/liabilities		(948)	(948)		(71)	(71)
Net derivatives included in the consolidated balance sheets		$64,349	$64,347		$102,720	$99,255
The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	June 30, 2021 Weighted-Average Interest Rate		December 31, 2020 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.83%	1.20%	3.14%	1.38%
The weighted-average strike rate for outstanding interest rate caps was 2.68% at June 30, 2021 and 3.41% at December 31, 2020.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $64.3 million at June 30, 2021, and approximately $102.7 million at December 31, 2020. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At June 30, 2021, we had $72.4 million in cash collateral pledged for these derivatives, of which $70.2 million was included in interest-bearing deposits in other banks and $2.2 million was included in accrued interest receivable and other assets. At December 31, 2020, we had $108.3 million in cash collateral pledged for these derivatives, of which $104.4 million was included in interest-bearing deposits in other banks and $3.9 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to nine risk participation agreements where we are a participant bank with a notional amount of $118.1 million at June 30, 2021, compared to nine risk participation agreements having a notional amount of $119.5 million at December 31, 2020. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $4.3 million at June 30, 2021 and $6.0 million at December 31, 2020. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2021 and December 31, 2020. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 15 risk participation agreements where we are the lead bank having a notional amount of $160.1 million at June 30, 2021, compared to 16 agreements having a notional amount of $165.9 million at December 31, 2020.
(12) Material Transactions Affecting Stockholders' Equity
On March 3, 2021, we completed an issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (the “Series B Preferred Stock”) and an issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Dividends on the Series B Preferred Stock are not cumulative and will be paid when declared by our board of directors to the extent that we have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 5.75% per annum. Holders of preferred stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $289.7 million, providing additional capital to be used for general corporate purposes. A portion of the proceeds were also used to redeem, in whole, our 6.50% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms.
On June 15, 2021 we redeemed all 6,000,000 outstanding shares of our 6.50% non-cumulative perpetual preferred stock, Series A.
(13) New Accounting Standards
ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”) provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2021 and December 31, 2020 and results of operations for the three and six month periods ended June 30, 2021 and June 30, 2020 should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements for the year ended December 31, 2020, and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “intends,” “seeks,” “likely,” “should,” “may” “could” and other similar expressions.
Forward-looking statements may include, among other things and without limitation, statements about the credit quality of our loan portfolio, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, the material risks and uncertainties for the U.S. and world economies and for our business, resulting from the COVID-19 pandemic, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:
•Deterioration of the credit quality of our loan portfolio or declines in the value of collateral related to external factors such as commodity prices, real estate values or interest rates, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio attributed to changes in the U.S. economy in general or the Texas economy specifically.
•The adverse effect of the COVID-19 pandemic on us and our customers, employees and third-party service providers; the material adverse impacts of the COVID-19 pandemic on our business, financial position, operations and prospects. It is not possible to accurately predict the extent, severity or duration of the COVID-19 pandemic or to what level and when normal economic and operational conditions will return. This also includes the incurrence of material costs and liabilities associated with legal and regulatory proceedings, investigations, inquiries and related matters with respect to the financial services industry, including those directly involving us or our Bank and arising from our participation in government stimulus programs responding to the economic impact of the COVID-19 pandemic.
•Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent. This also includes the failure to manage information systems risk or to prevent cyber-incidents against us, our customers or our third-party vendors, or to manage risks from failures, disruptions or security breaches affecting us, our customers or our third-party vendors, which risks have been materially enhanced by our increased reliance on technology to support associates working outside our offices.
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

•Adverse economic or market conditions and other factors in Texas, the United States or internationally that could affect the credit quality of our loan portfolio or our operating performance, including any conditions or factors affecting our middle market customers and their ability to continue to meet their loan obligations.
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
•Unexpected market conditions, regulatory changes or changes in our credit ratings that could, among other things, cause access to capital market transactions and other sources of funding to become more difficult to obtain on terms and conditions that are acceptable to us.
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
•Uncertainty regarding the upcoming transition away from the London Interbank Offered Rate, or LIBOR, toward new interest rate benchmarks and our ability to successfully implement any new interest rate benchmarks.
•Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to maintain well capitalized or well managed status or any regulatory enforcement actions brought against us and uncertainty related to future implementation and enforcement of regulatory requirements resulting from the current political environment.
•The effect of changes in laws, regulations, policies and guidelines (including, among others, laws, regulations, policies and guidelines concerning taxes, banking, accounting, securities and monetary and fiscal policies) with which we and our subsidiaries must generally comply, including those promulgated by the U.S. government, U.S. Department of Treasury and the Federal Reserve and any changes made by the new Biden Administration and the effects of any such changes on our business and results of operations.
•The failure to successfully execute our business strategy, which may include expanding into new markets, developing and launching new lines of business or new products and services within the expected timeframes and budgets, completing planned merger, acquisition or sale transactions or to successfully manage the risks related to the development and implementation of these new businesses, products or services.
•The failure to identify, attract and retain key personnel or the loss of key individuals or groups of employees.
•Increased or more effective competition from banks and other financial service providers in our markets.
•Structural changes in the markets for origination, sale and servicing of residential mortgages.
•Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the mortgage servicing rights related to these loans and related interest rate risk or price risk resulting from retaining mortgage servicing rights, and the potential effects of higher interest rates on our Mortgage Correspondent Aggregation loan volumes.

•Credit risk resulting from our exposure to counterparties.
•An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our subsidiary, Texas Capital Bank, National Association (the “Bank”) and our customers.
•The failure to maintain adequate regulatory capital to support our business, including the unavailability of funds obtained from borrowing or capital transactions or from our Bank to fund our obligations.
•Environmental liability associated with properties related to our lending activities.
•Severe weather, natural disasters, acts of war or terrorism and other external events.
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed above or elsewhere in this report or disclosed in our other U.S. Securities and Exchange Commission (“SEC”) filings. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.
Overview of Our Business Operations
We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to effectively service and manage a large number of loans and deposit accounts in multiple markets in Texas, as well as several lines of business serving a regional or national clientele of commercial borrowers. Accordingly, we have created an operations infrastructure sufficient to support our lending and banking operations that we continue to supplement and optimize as needed to serve a larger customer base and specialized industries.
Significant transactions affecting our financial statements during the three months ended June 30, 2021 included:
•Sale of our portfolio of mortgage servicing rights (“MSRs”) and transition of the Mortgage Correspondent Aggregation (“MCA”) program to a third-party. For additional information, see Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Issuance and sale of $375.0 million of 4.00% fixed-to-fixed rate subordinated notes due 2031. For additional information, see Note 6 - Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Redemption of our 6.50% non-cumulative perpetual preferred stock, Series A (the “Series A Preferred Stock”). For additional information, see Note 12 - Material Transactions Affecting Stockholders' Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Redemption of our 6.50% subordinated notes due 2042. For additional information, see Note 6 - Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report; and
•In May 2021 the Bank, applied to the Texas Department of Banking to convert from a national association to a Texas state-chartered bank. If approved and the conversion is completed, the Texas Department of Banking will be the Bank's primary regulator, the Federal Deposit Insurance Corporation will be the Bank's primary federal regulator and the Federal Reserve will continue to be the Company's primary federal regulator. The application is currently being reviewed.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals have caused and continue to cause unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures began to be eased during the latter part of 2020 and continue to be eased during 2021, the U.S. economy has begun to improve from 2020, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. During the first quarter of 2021, the governor of Texas removed all restrictions initially set in place which has allowed businesses, including ours as well as our clients' businesses, to reopen at full capacities.
While positive headwinds exist, we recognize that our business and consumer customers are continuing to experience varying degrees of financial distress, which we expect to continue, though to a lesser degree, throughout 2021. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the COVID-19 pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have seemingly resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate, which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID-19 pandemic. We continue to monitor these customers closely.
We have taken deliberate actions to meet our goal of ensuring that we have the balance sheet strength to serve our clients and communities, including by seeking to increase our liquidity and manage our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the COVID-19 pandemic include the duration of any COVID-19 outbreaks and any related variants, the availability and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results for the year ended December 31, 2020 and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment.
Effective June 1, 2021, we returned to pre-pandemic business operations and brought 100% of our workforce back into the office. Our branch locations are currently open and operating during normal business hours. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.
Results of Operations
Summary of Performance
We reported net income of $73.5 million and net income available to common stockholders of $67.2 million for the second quarter of 2021 compared to a net loss of $34.3 million and net loss available to common stockholders of $36.8 million for the second quarter of 2020. On a fully diluted basis, earnings per common share were $1.31 for the second quarter of 2021, compared to a loss per common share of $0.73 for the second quarter of 2020. Return on average common equity (“ROE”) was 9.74% and return on average assets (“ROA”) was 0.76% for the second quarter of 2021, compared to a negative 5.48% and negative 0.36%, respectively, for the second quarter of 2020. The increase in net income, ROE and ROA for the second quarter of 2021 resulted primarily from a $119.0 million decrease in provision for credit losses.
Net income and net income available to common stockholders for the six months ended June 30, 2021 totaled $145.4 million and $135.3 million, respectively, compared to net loss and net loss available to common stockholders of $51.0 million and $55.9 million, respectively, for the same period in 2020. On a fully diluted basis, earnings per common share were $2.65 for the six months ended June 30, 2021, compared to a loss per common share of $1.11 for the same period in 2020. ROE was 9.91% and ROA was 0.75% for the six months ended June 30, 2021, compared to a negative 4.16% and $0.28%, respectively, for the same period in 2020.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended June 30, 2021			Three months ended June 30, 2020
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$3,361,696	$9,222	1.10%	$38,829	$185	1.92%
Investment securities – non-taxable(2)	181,574	2,147	4.74%	195,806	2,327	4.78%
Federal funds sold and securities purchased under resale agreements	713	—	0.18%	245,434	77	0.13%
Interest-bearing deposits in other banks	11,583,046	2,961	0.10%	10,521,240	2,314	0.09%
Loans held for sale	93,164	781	3.36%	380,624	2,547	2.69%
Loans held for investment, mortgage finance	7,462,223	57,401	3.09%	8,676,521	74,518	3.45%
Loans held for investment(1)(2)	15,242,975	152,515	4.01%	17,015,041	170,970	4.04%
Less reserve for credit losses on loans	241,676	—	—	236,823	—	—
Loans held for investment, net	22,463,522	209,916	3.75%	25,454,739	245,488	3.88%
Total earning assets	37,683,715	225,027	2.40%	36,836,672	252,938	2.76%
Cash and other assets	996,946			1,075,864
Total assets	$38,680,661			$37,912,536
Liabilities and Stockholders’ Equity
Transaction deposits	$3,795,152	$5,395	0.57%	$3,923,966	$5,998	0.61%
Savings deposits	11,296,382	8,990	0.32%	12,537,467	13,510	0.43%
Time deposits	1,755,993	1,886	0.43%	3,434,388	12,786	1.50%
Total interest-bearing deposits	16,847,527	16,271	0.39%	19,895,821	32,294	0.65%
Other borrowings	2,349,718	502	0.09%	3,612,263	4,745	0.53%
Long-term debt	881,309	10,723	4.88%	395,658	5,043	5.13%
Total interest-bearing liabilities	20,078,554	27,496	0.55%	23,903,742	42,082	0.71%
Demand deposits	15,139,546			10,865,896
Other liabilities	274,401			293,698
Stockholders’ equity	3,188,160			2,849,200
Total liabilities and stockholders’ equity	$38,680,661			$37,912,536
Net interest income(2)		$197,531			$210,856
Net interest margin			2.10%			2.30%
Net interest spread			1.85%			2.05%
Loan spread(3)			3.55%			3.43%

(1)The loan averages include non-accrual loans and are stated net of unearned income.
(2)Taxable equivalent rates used where applicable.
(3)Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	Six months ended June 30, 2021			Six months ended June 30, 2020
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$3,294,117	$17,334	1.06%	$40,814	$459	2.26%
Investment securities – non-taxable(2)	189,137	4,394	4.69%	195,692	4,744	4.88%
Federal funds sold and securities purchased under resale agreements	2,649	1	0.08%	222,580	691	0.62%
Interest-bearing deposits in other banks	11,711,282	5,893	0.10%	8,373,594	21,900	0.53%
Loans held for sale	167,830	2,376	2.85%	1,758,502	30,027	3.43%
Loans held for investment, mortgage finance	7,818,014	122,343	3.16%	7,865,602	129,842	3.32%
Loans held for investment(1)(2)	15,349,838	301,711	3.96%	16,806,908	372,751	4.46%
Less reserve for loan losses	248,151	—	—	219,330	—	—
Loans held for investment, net	22,919,701	424,054	3.73%	24,453,180	502,593	4.13%
Total earning assets	38,284,716	454,052	2.39%	35,044,362	560,414	3.22%
Cash and other assets	1,030,625			1,026,193
Total assets	$39,315,341			$36,070,555
Liabilities and Stockholders’ Equity
Transaction deposits	$3,893,015	$11,256	0.58%	$3,848,517	$19,580	1.02%
Savings deposits	12,088,776	19,778	0.33%	11,803,448	49,471	0.84%
Time deposits	1,978,879	5,241	0.53%	3,138,461	25,417	1.63%
Total interest-bearing deposits	17,960,670	36,275	0.41%	18,790,426	94,468	1.01%
Other borrowings	2,517,128	3,094	0.25%	3,316,259	14,996	0.91%
Long-term debt	674,171	16,466	4.93%	395,614	10,307	5.24%
Total interest-bearing liabilities	21,151,969	55,835	0.53%	22,502,299	119,771	1.07%
Demand deposits	14,782,509			10,434,696
Other liabilities	291,925			282,283
Stockholders’ equity	3,088,938			2,851,277
Total liabilities and stockholders’ equity	$39,315,341			$36,070,555
Net interest income(2)		$398,217			$440,643
Net interest margin			2.10%			2.53%
Net interest spread			1.86%			2.15%
Loan spread(3)			3.49%			3.41%

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

	Three months ended June 30, 2021/2020			Six months ended June 30, 2021/2020
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$8,857	$35,456	$(26,599)	$16,525	$71,399	$(54,874)
Loans held for sale	(1,766)	(1,923)	157	(27,651)	(27,243)	(408)
Loans held for investment, mortgage finance loans	(17,117)	(10,416)	(6,701)	(7,499)	(1,620)	(5,879)
Loans held for investment	(18,455)	(17,800)	(655)	(71,040)	(31,671)	(39,369)
Federal funds sold and securities purchased under resale agreements	(77)	(79)	2	(690)	(681)	(9)
Interest-bearing deposits in other banks	647	238	409	(16,007)	17,968	(33,975)
Total	(27,911)	5,476	(33,387)	(106,362)	28,152	(134,514)
Interest expense:
Transaction deposits	(603)	(195)	(408)	(8,324)	594	(8,918)
Savings deposits	(4,520)	(1,327)	(3,193)	(29,693)	4,603	(34,296)
Time deposits	(10,900)	(6,260)	(4,640)	(20,176)	(9,101)	(11,075)
Other borrowings	(4,243)	(1,664)	(2,579)	(11,902)	(2,801)	(9,101)
Long-term debt	5,680	6,194	(514)	6,159	7,114	(955)
Total	(14,586)	(3,252)	(11,334)	(63,936)	409	(64,345)
Net interest income	$(13,325)	$8,728	$(22,053)	$(42,426)	$27,743	$(70,169)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $197.0 million for the three months ended June 30, 2021, compared to $209.9 million for the same period in 2020. The decrease was primarily due to declines in total average loans and earning asset yields, partially offset by an increase in loan fees and declining cost of funds.
Average earning assets for the three months ended June 30, 2021 increased $847.0 million compared to the same period in 2020, and included a $3.3 billion increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities, and an $817.1 million increase in average liquidity assets, partially offset by a $3.3 billion decrease in average total loans. Throughout 2020, management took deliberate actions to increase liquidity balances to ensure we had the balance sheet strength to serve our clients during the COVID-19 pandemic. Through the first six months of 2021 these balances have remained elevated, although they are beginning to run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The decrease in average loans held for sale compared to the second quarter of 2020 resulted from the transition of the MCA program to a third-party. Average interest-bearing liabilities for the three months ended June 30, 2021 decreased $3.8 billion compared to the same period in 2020, primarily due to a $3.0 billion decrease in average interest-bearing deposits and a $1.3 billion decrease in average other borrowings, partially offset by a $485.7 million increase in average long-term debt. Average demand deposits for the three months ended June 30, 2021 increased to $15.1 billion from $10.9 billion for the three months ended June 30, 2020.
Net interest margin for the three months ended June 30, 2021 was 2.10% compared to 2.30% for the same period in 2020. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily increases in lower-yielding investment securities and liquidity assets, partially offset by increases in loan fees and lower funding costs compared to the second quarter of 2020.
The yield on total loans held for investment decreased to 3.75% for the three months ended June 30, 2021 compared to 3.88% for the same period in 2020, and the yield on earning assets decreased to 2.40% for the three months ended June 30, 2021 compared to 2.76% for the same period in 2020. The average cost of total deposits decreased to 0.20% for the second quarter of 2021 from 0.42% for the second quarter of 2020 and total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 0.29% for the second quarter of 2021 compared to 0.45% for the second quarter of 2020.
Net interest income was $397.1 million for the six months ended June 30, 2021 compared to $438.2 million for the same period in 2020. The decrease was primarily due to a decrease in earning asset yields, partially offset by declining cost of funds.

Average earning assets increased $3.2 billion for the six months ended June 30, 2021, compared to the same period in 2020, and included a $3.2 billion increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities and a $3.1 billion increase in average liquidity assets, partially offset by a $3.1 billion decrease in average total loans. The increases in average total investment securities and liquidity assets were the result of deliberate actions taken by management to enhance the strength of our balance sheet as described above. Average interest-bearing liabilities decreased $1.4 billion for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a $829.8 million decrease in average interest-bearing deposits and a $799.1 million decrease in average other borrowings, partially offset by a $278.6 million increase in average long-term debt. Average demand deposits for the six months ended June 30, 2021 increased to $14.8 billion from $10.4 billion for the same period in 2020.
Net interest margin for the six months ended June 30, 2021 was 2.10% compared to 2.53% for the same period of 2020. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily the increases in lower-yielding investment securities and liquidity assets, partially offset by lower funding costs compared to the same period in 2020.
The yield on total loans held for investment decreased to 3.73% for the six months ended June 30, 2021, compared to 4.13% for the same period in 2020, and the yield on earning assets decreased to 2.39% for the six months ended June 30, 2021, compared to 3.22% for the same period in 2020. The average cost of total deposits decreased to 0.22% for the six months ended June 30, 2021 from 0.65% for the same period in 2020 and total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 0.29% for the six months ended June 30, 2021, compared to 0.67% for the same period in 2020.
Non-interest Income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$4,634	$2,459	$9,350	$5,752
Wealth management and trust fee income	3,143	2,348	5,998	4,815
Brokered loan fees	6,933	10,764	16,244	18,779
Servicing income	5,935	6,120	14,944	10,866
Swap fees	534	1,468	1,060	4,225
Net gain/(loss) on sale of loans held for sale	(3,070)	39,023	2,502	26,023
Other	11,993	8,303	19,096	11,805
Total non-interest income	$30,102	$70,485	$69,194	$82,265
Non-interest income decreased by $40.4 million during the three months ended June 30, 2021 compared to the same period in 2020. This decrease was primarily due to decreases in net gain/(loss) on sale of loans held for sale and brokered loan fees, partially offset by increases in service charges and other non-interest income. The decrease in net gain/(loss) on sale of loans held for sale and brokered loan fees was primarily due to the second quarter 2021 sale of our portfolio of MSRs and transition of the MCA program to a third-party.
Non-interest income decreased by $13.1 million during the six months ended June 30, 2021 compared to the same period in 2020. This decrease was primarily due to a decrease in net gain/(loss) on sale of loans held for sale, partially offset by an increase in other non-interest income. The decrease in net gain/(loss) on sale of loans held for sale was primarily due to the second quarter 2021 sale of our portfolio of MSRs and transition of the MCA program to a third-party.
Non-interest Expense

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$86,830	$100,791	$174,352	$177,984
Net occupancy expense	7,865	9,134	16,139	17,846
Marketing	1,900	7,988	3,597	16,510
Legal and professional	9,147	11,330	17,424	28,796
Communications and technology	14,352	42,760	30,321	56,551
FDIC insurance assessment	5,226	7,140	11,839	12,989
Servicing-related expenses	12,355	20,100	25,344	36,454
Merger-related expenses	—	10,486	—	17,756
Other	11,385	12,606	20,360	22,866
Total non-interest expense	$149,060	$222,335	$299,376	$387,752

Non-interest expense for the three months ended June 30, 2021 decreased $73.3 million compared to the same period in 2020. The decrease was primarily due to decreases in salaries and employee benefits, communications and technology expense, servicing-related expenses and merger-related expenses.
Non-interest expense for the six months ended June 30, 2021 decreased $88.4 million compared to the same period in 2020. The decrease was primarily due to decreases in marketing expense, legal and professional expense, communications and technology expense, servicing-related expenses and merger-related expenses.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	June 30, 2021	December 31, 2020
(in thousands)
Commercial	$9,054,764	$8,861,580
Energy	618,371	766,217
Mortgage finance	8,772,799	9,079,409
Real estate	5,564,623	5,794,624
Gross loans held for investment	$24,010,557	$24,501,830
Deferred income (net of direct origination costs)	(69,193)	(70,970)
Allowance for credit losses on loans	(221,511)	(254,615)
Total loans held for investment, net	$23,719,853	$24,176,245
Total gross loans held for investment were $24.0 billion at June 30, 2021, a decline of $491.3 million from December 31, 2020 primarily due to declines in energy, mortgage finance and real estate loans, partially offset by an increase in commercial loans. The decline in the energy portfolio is consistent with our strategy of planned reductions in this portfolio as it has experienced higher historic losses. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Despite the decline in the first half of 2021, balances in this portfolio remain elevated related to increases in volumes driven by continued lower long-term interest rates.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2021, we had $2.0 billion in syndicated loans, $550.4 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2021, $12.8 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of June 30, 2021, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Non-accrual loans(1)
Commercial
Assets of the borrowers	$16,715	$18,776	$27,164
Inventory	8,497	3,547	13,325
Other	10,144	9,773	10,717
Total commercial	35,356	32,096	51,206
Energy
Oil and gas properties	32,866	51,724	103,874
Total energy	32,866	51,724	103,874
Real estate
Assets of the borrowers	14,098	14,496	14,883
Commercial property	2,639	13,569	1,096
Hotel/motel	—	4,619	—
Single family residences	1,677	218	218
Other	—	5,267	2,754
Total real estate	18,413	38,169	18,951
Total non-performing assets	$86,635	$121,989	$174,031
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(2)	7,671	12,541	21,079
Loans held for sale non-accrual(3)	—	6,966	—
Loans held for sale past due 90 days and accruing(4)	2,695	16,667	10,152
(1)As of June 30, 2021, December 31, 2020 and June 30, 2020, non-accrual loans included $24.4 million, $45.4 million and $23.7 million, respectively, in loans that met the criteria for restructured.
(2)At June 30, 2021, December 31, 2020 and June 30, 2020, loans past due 90 days and still accruing includes premium finance loans of $3.0 million, $6.4 million and $14.8 million, respectively.
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
Total non-performing assets at June 30, 2021 decreased $35.4 million from December 31, 2020 and decreased $87.4 million compared to June 30, 2020. The decrease from December 31, 2020 was primarily due to declines in energy and real estate non-accrual loans, and the decrease from June 30, 2020 was primarily due to declines in commercial and energy non-accrual loans.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2021, we had $22.0 million in loans of this type, compared to $193.2 million at December 31, 2020 and $132.0 million at June 30, 2020. The decline in potential problem loans is consistent with the continued economic recovery from the impacts of the COVID-19 pandemic.
Summary of Credit Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We recorded a $25.0 million negative provision for credit losses for the six months ended June 30, 2021, compared to a provision of $196.0 million in the same period of 2020. The year-over-year decrease resulted primarily from decreases in charge-offs and non-accrual loans, as well as improvement in the economic outlook as the economy continues to recover from the impacts of the COVID-19 pandemic. We recorded $8.8 million in net charge-offs during the six months ended June 30, 2021, compared to $131.8 million during the same period of 2020. Criticized loans totaled $891.6 million at June 30, 2021, compared to $918.4 million at December 31, 2020 and $1.0 billion at June 30, 2020.

The table below presents a summary of our loan loss experience:

Six months ended June 30, 2021	Year ended December 31, 2020	Six months ended June 30, 2020
(in thousands except percentage and multiple data)
Allowance for credit losses on loans:
Beginning balance	$254,615	$195,047	$195,047
Impact of CECL adoption	—	8,585	8,585
Loans charged-off:
Commercial	3,863	73,360	32,940
Energy	6,418	133,522	100,098
Real estate	1,192	180	—
Total charge-offs	11,473	207,062	133,038
Recoveries:
Commercial	1,358	1,277	770
Energy	1,324	6,999	423
Total recoveries	2,682	8,276	1,193
Net charge-offs	8,791	198,786	131,845
Provision for credit losses on loans	(24,313)	249,769	192,935
Ending balance	$221,511	$254,615	$264,722
Allowance for off-balance sheet credit losses:
Beginning balance	$17,434	8,640	$8,640
Impact of CECL adoption	—	563	563
Provision for off-balance sheet credit losses	(687)	8,231	3,065
Ending balance	$16,747	$17,434	$12,268
Total allowance for credit losses	$238,258	$272,049	$276,990
Total provision for credit losses	$(25,000)	$258,000	$196,000
Allowance for credit losses on loans to LHI	0.93%	1.04%	1.04%
Net charge-offs to average LHI	0.08%	0.80%	1.07%
Total provision for credit losses to average LHI	(0.22)%	1.03%	1.60%
Recoveries to total charge-offs	23.38%	4.00%	0.90%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.20%	0.20%	0.15%
Total allowance for credit losses to LHI	1.00%	1.11%	1.09%
Allowance for credit losses on loans as a multiple of non-performing loans	2.6	x	2.1	x	1.5	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $238.3 million at June 30, 2021, $272.0 million at December 31, 2020 and $277.0 million at June 30, 2020. The total allowance for credit losses as a percentage of loans held for investment was 1.00% at June 30, 2021, compared to 1.11% at December 31, 2020 and 1.09% at June 30, 2020. The total allowance for credit losses as a percentage of loans held for investment, excluding mortgage finance, was 1.57% at June 30, 2021, compared to 1.77% at December 31, 2020 and 1.67% at June 30, 2020. The decrease in the total allowance as a percentage of loans held for investment at June 30, 2021, compared to June 30, 2020, is due primarily to a decrease in the allowance for credit losses, resulting from reserve releases during the first half of 2021 driven by a decrease in charge-offs and improvement in the economic outlook as the economy continues to recover from the impacts of the COVID-19 pandemic.
Loans Held for Sale
Through the MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and Government Sponsored Enterprises (“GSEs”) such as Fannie Mae and Freddie Mac. For additional information on our loans held for sale, see Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding is customer deposits, supplemented by short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
Throughout 2020 we significantly increased our liquidity assets to ensure that we had the balance sheet strength to serve our clients during the COVID-19 pandemic. Through the first six months of 2021 these balances have remained elevated, although they are beginning to run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	June 30, 2021	December 31, 2020	June 30, 2020
Federal funds sold and securities purchased under resale agreements	$—	$—	$50,000
Interest-bearing deposits	6,768,650	9,032,807	9,490,044
Total liquidity assets	$6,768,650	$9,032,807	$9,540,044
Total liquidity assets as a percent of:
Total loans held for investment	28.3%	37.0%	37.4%
Total earning assets	19.7%	24.6%	26.9%
Total deposits	23.5%	29.1%	31.6%
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

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Deposits from core customers	$26,309,504	$27,581,532	$25,636,902
Deposits from core customers as a percent of total deposits	91.2%	89.0%	84.9%
Relationship brokered deposits	$1,373,763	$1,771,883	$2,236,028
Relationship brokered deposits as a percent of average total deposits	4.8%	5.7%	7.4%
Traditional brokered deposits	$1,156,296	$1,643,174	$2,314,765
Traditional brokered deposits as a percent of total deposits	4.0%	5.3%	7.7%
Average deposits from core customers(1)	$29,545,933	$26,537,612	$24,640,460
Average deposits from core customers as a percent of average total deposits	90.2%	86.0%	84.3%
Average relationship brokered deposits(1)	$1,804,015	$2,099,652	$1,961,338
Average relationship brokered deposits as a percent of average total deposits	5.5%	6.8%	6.7%
Average traditional brokered deposits(1)	$1,393,231	$2,235,359	$2,623,324
Average traditional brokered deposits as a percent of average total deposits	4.3%	7.2%	9.0%
(1)    Annual averages presented for December 31, 2020.
We have access to sources of traditional brokered deposits that we estimate to be $7.5 billion. Based on our internal guidelines, we have currently chosen to limit our use of these sources to a lesser amount.
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

(in thousands)	June 30, 2021
Federal funds purchased	$10,000
Repurchase agreements	4,481
FHLB borrowings	2,000,000
Line of credit	—
Total short-term borrowings	$2,014,481
Maximum short-term borrowings outstanding at any month-end during 2021	$2,907,202
The following table summarizes our other borrowing capacities net of balances outstanding. As of June 30, 2021, all are scheduled to mature within one year.

(in thousands)	June 30, 2021
FHLB borrowing capacity relating to loans	$6,680,417
FHLB borrowing capacity relating to securities	3,553,721
Total FHLB borrowing capacity(1)	$10,234,138
Unused federal funds lines available from commercial banks	$1,235,000
Unused Federal Reserve borrowings capacity	$2,003,114
Unused revolving line of credit(2)	$130,000
(1)    FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.
(2)    Unsecured revolving, non-amortizing line of credit with maturity date of December 14, 2021. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2021.
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
For additional information regarding our borrowings and our capital and stockholders' equity, see Note 6 – Long-Term Debt and Note 8 – Regulatory Restrictions, respectively, in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of June 30, 2021, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest.

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$27,123,020	$—	$—	$—	$27,123,020
Time deposits	1,113,324	599,274	3,940	5	1,716,543
Federal funds purchased and customer repurchase agreements	14,481	—	—	—	14,481
FHLB borrowings	2,000,000	—	—	—	2,000,000
Operating lease obligations	17,211	32,286	12,989	20,154	82,640
Long-term debt	—	—	443,288	484,098	927,386
Total contractual obligations	$30,268,036	$631,560	$460,217	$504,257	$31,864,070
Off-Balance Sheet Arrangements
We enter into commitments to extend credit and standby letters of credit in the ordinary course of business, details of which are described in Note 1 – Operations and Summary of Significant Accounting Policies in our 2020 Form 10-K. For additional information, see Note 7 – Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain significant policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report and in our 2020 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.
Impact of Inflation and Changing Prices
The preparation of financial statements in conformity with GAAP requires management to measure the company’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. We manage our interest rate risk in several ways. Refer to “Interest Rate Risk Management” in Item 3 for further discussion. There can be no assurance that we will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond our control.

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
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by our board of directors. The acceptable negative variation in net interest revenue due to a 100 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-12%. These guidelines establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits and minimum levels for liquidity, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee, and to our board of directors if necessary, on a quarterly basis. Additionally, the Credit Policy Committee (“CPC”) specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2021, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2021

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$6,971,199	$—	$—	$—	$6,971,199
Investment securities(1)	53,241	1,920	47,821	3,695,293	3,798,275
Total variable loans	$20,587,256	$165,989	$18,454	$262,401	$21,034,100
Total fixed loans	208,968	1,621,497	232,906	976,833	3,040,204
Total loans(2)	20,796,224	1,787,486	251,360	1,239,234	24,074,304
Total interest sensitive assets	$27,820,664	$1,789,406	$299,181	$4,934,527	$34,843,778
Liabilities:
Interest-bearing customer deposits	$12,894,982	$—	$—	$—	$12,894,982
CDs & IRAs	258,235	244,203	53,864	3,945	560,247
Traditional brokered deposits	169,765	441,121	545,410	—	1,156,296
Total interest-bearing deposits	13,322,982	685,324	599,274	3,945	14,611,525
Repurchase agreements, federal funds purchased, FHLB borrowings	2,014,481	—	—	—	2,014,481
Long-term debt	269,483	—	—	657,903	927,386
Total borrowings	2,283,964	—	—	657,903	2,941,867
Total interest sensitive liabilities	$15,606,946	$685,324	$599,274	$661,848	$17,553,392
GAP	$12,213,718	$1,104,082	$(300,093)	$4,272,679	$—
Cumulative GAP	$12,213,718	$13,317,800	$13,017,707	$17,290,386	$17,290,386

Demand deposits					14,228,038
Stockholders’ equity					3,114,957
Total					$17,342,995
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
For modeling purposes, the “shock test” scenarios as of June 30, 2021 and 2020 assume immediate, sustained 100 and 200 basis point increases in interest rates. As short-term rates declined during 2020 and remain low through the first six months of 2021, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	June 30, 2021		June 30, 2020
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase
Change in net interest income	$24,267	$79,342	$70,160	$152,756
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
Our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. At this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. The full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities, borrowings and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank's response. This team is currently working to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, we have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the December 31, 2020 Form 10-K.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

4	First Supplemental Indenture dated May 6, 2021, between the Company and the Trustee, which is incorporated by reference and filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 6, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 22, 2021

/s/ Julie L. Anderson
Julie L. Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)