Form 10-Q
period 2021-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2021-10-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
On October 20, 2021, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,607,526

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$217,125	$173,573
Interest-bearing deposits in other banks	8,317,926	9,032,807
Investment securities	3,663,874	3,196,970
Loans held for sale ($8.4 million and $239.1 million at September 30, 2021 and December 31, 2020, respectively, at fair value)	9,660	283,165
Loans held for investment, mortgage finance	8,528,313	9,079,409
Loans held for investment (net of unearned income)	15,221,404	15,351,451
Less: Allowance for credit losses on loans	221,957	254,615
Loans held for investment, net	23,527,760	24,176,245
Mortgage servicing rights, net	1,158	105,424
Premises and equipment, net	21,119	24,546
Accrued interest receivable and other assets	628,335	715,699
Goodwill and intangible assets, net	17,363	17,667
Total assets	$36,404,320	$37,726,096

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$14,970,462	$12,740,947
Interest-bearing	14,843,206	18,255,642
Total deposits	29,813,668	30,996,589
Accrued interest payable	8,920	11,150
Other liabilities	302,448	339,486
Federal funds purchased and repurchase agreements	3,470	111,751
Other borrowings	2,200,000	3,000,000
Long-term debt	928,062	395,896
Total liabilities	33,256,568	34,854,872

Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—300,000 and 6,000,000 at September 30, 2021 and December 31, 2020, respectively	300,000	150,000
Common stock, $0.01 par value:
Authorized shares—100,000,000
Issued shares— 50,606,043 and 50,470,867 at September 30, 2021 and December 31, 2020, respectively	506	504
Additional paid-in capital	1,000,509	991,898
Retained earnings	1,887,457	1,713,056
Treasury stock (shares at cost: 417 at September 30, 2021 and December 31, 2020)	(8)	(8)
Accumulated other comprehensive income/(loss), net of taxes	(40,712)	15,774
Total stockholders’ equity	3,147,752	2,871,224
Total liabilities and stockholders’ equity	$36,404,320	$37,726,096
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$206,307	$237,179	$632,510	$768,399
Investment securities	10,235	3,674	31,040	7,881
Federal funds sold and securities purchased under resale agreements	—	1	1	692
Interest-bearing deposits in other banks	3,606	2,877	9,499	24,777
Total interest income	220,148	243,731	673,050	801,749
Interest expense
Deposits	14,719	27,830	50,994	122,298
Federal funds purchased	5	128	131	973
Other borrowings	743	3,365	3,711	17,516
Long-term debt	10,586	4,839	27,052	15,146
Total interest expense	26,053	36,162	81,888	155,933
Net interest income	194,095	207,569	591,162	645,816
Provision for credit losses	5,000	30,000	(20,000)	226,000
Net interest income after provision for credit losses	189,095	177,569	611,162	419,816
Non-interest income
Service charges on deposit accounts	4,622	2,864	13,972	8,616
Wealth management and trust fee income	3,382	2,502	9,380	7,317
Brokered loan fees	6,032	15,034	22,276	33,813
Servicing income	292	7,329	15,236	18,195
Swap fees	568	484	1,628	4,709
Net gain/(loss) on sale of loans held for sale	(1,185)	25,242	1,317	51,265
Other	7,509	6,893	26,605	18,698
Total non-interest income	21,220	60,348	90,414	142,613
Non-interest expense
Salaries and employee benefits	87,503	84,096	261,855	262,080
Net occupancy expense	8,324	8,736	24,463	26,582
Marketing	2,123	3,636	5,720	20,146
Legal and professional	11,055	11,207	28,479	40,003
Communications and technology	28,374	31,098	58,695	87,649
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	4,500	6,374	16,339	19,363
Servicing-related expenses	2,396	12,287	27,740	48,741
Merger-related expenses	—	—	—	17,756
Other	8,712	8,307	29,072	31,173
Total non-interest expense	152,987	165,741	452,363	553,493
Income before income taxes	57,328	72,176	249,213	8,936
Income tax expense	13,938	15,060	60,404	2,823
Net income	43,390	57,116	188,809	6,113
Preferred stock dividends	4,312	2,438	14,408	7,313
Net income/(loss) available to common stockholders	$39,078	$54,678	$174,401	$(1,200)
Other comprehensive loss
Change in unrealized gain/(loss) on available-for-sale debt securities, before tax	$(18,131)	$8,053	$(71,501)	$(2,674)
Income tax expense/(benefit)	(3,808)	1,692	(15,015)	(561)
Other comprehensive income/(loss), net of tax	(14,323)	6,361	(56,486)	(2,113)
Comprehensive income	$29,067	$63,477	$132,323	$4,000
Basic earnings/(loss) per common share	$0.77	$1.08	$3.45	$(0.02)
Diluted earnings/(loss) per common share	$0.76	$1.08	$3.41	$(0.02)
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at June 30, 2020	6,000,000	$150,000	50,436,089	$504	$983,144	$1,600,639	(417)	$(8)	$476	$2,734,755
Comprehensive income:
Net income	—	—	—	—	—	57,116	—	—	—	57,116
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	6,361	6,361
Total comprehensive income										63,477
Stock-based compensation expense recognized in earnings	—	—	—	—	4,799	—	—	—	—	4,799
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	19,880	—	(189)	—	—	—	—	(189)
Balance at September 30, 2020	6,000,000	$150,000	50,455,969	$504	$987,754	$1,655,317	(417)	$(8)	$6,837	$2,800,404

Balance at June 30, 2021	300,000	$300,000	50,592,618	$506	$992,469	$1,848,379	(417)	$(8)	$(26,389)	$3,114,957
Comprehensive income:
Net income	—	—	—	—	—	43,390	—	—	—	43,390
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(14,323)	(14,323)
Total comprehensive income										29,067
Stock-based compensation expense recognized in earnings	—	—	—	—	8,324	—	—	—	—	8,324
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	13,425	—	(284)	—	—	—	—	(284)
Balance at September 30, 2021	300,000	$300,000	50,606,043	$506	$1,000,509	$1,887,457	(417)	$(8)	$(40,712)	$3,147,752

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2019 (audited)	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards, net of taxes(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive income
Net income	—	—	—	—	—	6,113	—	—	—	6,113
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(2,113)	(2,113)
Total comprehensive income										4,000
Stock-based compensation expense recognized in earnings	—	—	—	—	11,348	—	—	—	—	11,348
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	117,811	1	(1,799)	—	—	—	—	(1,798)
Balance at September 30, 2020	6,000,000	$150,000	50,455,969	$504	$987,754	$1,655,317	(417)	$(8)	$6,837	$2,800,404

Balance at December 31, 2020 (audited)	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income:
Net income	—	—	—	—	—	188,809	—	—	—	188,809
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(56,486)	(56,486)
Total comprehensive income										132,323
Stock-based compensation expense recognized in earnings	—	—	—	—	22,100	—	—	—	—	22,100
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(14,408)	—	—	—	(14,408)
Issuance of stock related to stock-based awards	—	—	135,176	2	(3,212)	—	—	—	—	(3,210)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at September 30, 2021	300,000	$300,000	50,606,043	$506	$1,000,509	$1,887,457	(417)	$(8)	$(40,712)	$3,147,752
(1)    Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-13. See Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine months ended September 30,
(in thousands)	2021	2020
Operating activities
Net income	$188,809	$6,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(20,000)	226,000
Depreciation and amortization	65,943	51,716
Net (gain)/loss on sale of loans held for sale	(1,317)	(51,265)
Increase/(decrease) in valuation allowance on mortgage servicing rights	(16,448)	20,933
Stock-based compensation expense	23,192	12,064
Purchases and originations of loans held for sale	(1,413,899)	(8,963,499)
Proceeds from sales and repayments of loans held for sale	1,675,246	10,859,458
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	86,707	(16,912)
Accrued interest payable and other liabilities	(41,920)	25,222
Net cash provided by operating activities	546,313	2,169,830
Investing activities
Purchases of investment securities	(952,982)	(1,140,935)
Principal payments received on investment securities	400,429	12,042
Originations of mortgage finance loans	(128,503,055)	(157,016,926)
Proceeds from pay-offs of mortgage finance loans	129,054,151	155,808,671
Proceeds from sale of mortgage servicing rights	108,925	—
Net increase/(decrease) in loans held for investment, excluding mortgage finance loans	118,166	553,026
Purchase of premises and equipment, net	(2,619)	(2,705)
Net cash provided by/(used in) investing activities	223,015	(1,786,827)
Financing activities
Net increase/(decrease) in deposits	(1,182,921)	5,480,894
Costs from issuance of stock related to stock-based awards and warrants	(3,210)	(1,798)
Net proceeds from issuance of preferred stock	289,723	—
Redemption of preferred stock	(150,000)	—
Preferred dividends paid	(14,408)	(7,313)
Net increase/(decrease) in other borrowings	(800,000)	300,000
Net increase/(decrease) in federal funds purchased and repurchase agreements	(108,281)	66,417
Net proceeds from issuance of long-term debt	639,440	—
Redemption of long-term debt	(111,000)	—
Net cash provided by/(used in) financing activities	(1,440,657)	5,838,200
Net increase/(decrease) in cash and cash equivalents	(671,329)	6,221,203
Cash and cash equivalents at beginning of period	9,206,380	4,425,583
Cash and cash equivalents at end of period	$8,535,051	$10,646,786
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$84,118	$154,019
Cash paid during the period for income taxes	99,915	21,747
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Texas Capital Bank (the “Bank”).
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
In May 2021 the Bank applied to the Texas Department of Banking to convert from a national association to a Texas state-chartered bank. The application was approved during the third quarter and the conversion was effective at open of business on September 15, 2021. Effective as of the date of conversion, the Texas Department of Banking is the Bank’s primary regulator, the FDIC is the Bank’s primary federal regulator, and the Federal Reserve will continue to be the Company’s primary federal regulator.
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

(2) Earnings/(Loss) Per Share
The following table presents the computation of basic and diluted earnings/(loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except share and per share data)	2021	2020	2021	2020
Numerator:
Net income	$43,390	$57,116	$188,809	$6,113
Preferred stock dividends	4,312	2,438	14,408	7,313
Net income/(loss) available to common stockholders	$39,078	$54,678	$174,401	$(1,200)
Denominator:
Denominator for basic earnings per share—weighted average shares	50,600,732	50,446,691	50,568,439	50,417,563
Effect of employee stock-based awards(1)	538,823	126,382	555,836	103,984
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	51,139,555	50,573,073	51,124,275	50,521,547
Basic earnings/(loss) per common share	$0.77	$1.08	$3.45	$(0.02)
Diluted earnings/(loss) per common share	$0.76	$1.08	$3.41	$(0.02)
(1)SARs and RSUs outstanding of 208,813 at September 30, 2021 and 480,062 at September 30, 2020 have not been included in diluted earnings/(loss) per common share because to do so would have been antidilutive for the periods presented.
(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(3,080)	$121,920
Residential mortgage-backed securities	3,363,930	331	(59,539)	3,304,722
Tax-exempt asset-backed securities	171,157	13,663	—	184,820
Credit risk transfer (“CRT”) securities	14,713	—	(2,909)	11,804
Total	$3,674,800	$13,994	$(65,528)	$3,623,266

December 31, 2020
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$1	$(1,412)	$123,589
Residential mortgage-backed securities	2,818,518	11,566	(1,128)	2,828,956
Tax-exempt asset-backed securities	184,940	14,236	—	199,176
CRT securities	14,713	—	(3,296)	11,417
Total	$3,143,171	$25,803	$(5,836)	$3,163,138
(1)Excludes accrued interest receivable of $6.7 million and $6.0 million at September 30, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
September 30, 2021
Available-for-sale:
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	121,920	—	121,920
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$24	$252	$17,339	$3,346,315	$3,363,930
Estimated fair value	26	280	16,652	3,287,764	3,304,722
Weighted average yield(3)	3.99%	4.66%	1.08%	1.13%	1.13%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$171,157	$171,157
Estimated fair value	—	—	—	184,820	184,820
Weighted average yield(2)(3)	—%	—%	—%	4.96%	4.96%
CRT securities:(1)
Amortized Cost	$—	$—	$14.713	$—	$14,713
Estimated fair value	—	—	11.804	—	11,804
Weighted average yield(3)	—%	—%	0.08%	—%	0.08%
Total available-for-sale debt securities:
Amortized cost					$3,674,800
Estimated fair value					$3,623,266

December 31, 2020
Available-for-sale:
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	123,589	—	123,589
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$545	$17,500	$2,800,473	$2,818,518
Estimated fair value	—	605	17,490	2,810,861	2,828,956
Weighted average yield(3)	—%	4.58%	1.08%	1.25%	1.25%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$184,940	$184,940
Estimated fair value	—	—	—	199,176	199,176
Weighted average yield(2)(3)	—%	—%	—%	4.92%	4.92%
CRT securities:(1)
Amortized Cost	$—	$—	$—	$14,713	$14,713
Estimated fair value	—	—	—	11,417	11,417
Weighted average yield(3)	—%	—%	—%	0.15%	0.15%
Total available-for-sale debt securities:
Amortized cost					$3,143,171
Estimated fair value					$3,163,138
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

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
U.S. government agency securities	$24,348	$(652)	$97,572	$(2,428)	$121,920	$(3,080)
Residential mortgage-backed securities	3,279,426	(59,539)	97	—	3,279,523	(59,539)
CRT securities	—	—	11,804	(2,909)	11,804	(2,909)
Total	$3,303,774	$(60,191)	$109,473	$(5,337)	$3,413,247	$(65,528)
December 31, 2020
U.S. government agency securities	$98,588	$(1,412)	$—	$—	$98,588	$(1,412)
Residential mortgage-backed securities	354,387	(1,128)	—	—	354,387	(1,128)
CRT securities	—	—	11,417	(3,296)	11,417	(3,296)
Total	$452,975	$(2,540)	$11,417	$(3,296)	$464,392	$(5,836)

At September 30, 2021, we had 118 securities in an unrealized loss position, comprised of five U.S. government agency securities, two CRT securities and 111 residential mortgage-backed securities. Based upon our September 30, 2021 review of securities with unrealized losses we have determined that all losses resulted from factors not deemed credit-related. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the unrealized losses in accumulated other comprehensive income (“AOCI”).
Available-for-sale debt securities with carrying values of approximately $24.0 million and $1.3 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at September 30, 2021. The comparative amounts at December 31, 2020 were $31.7 million and $1.9 million, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan. At September 30, 2021 and December 31, 2020, we had $40.6 million and $33.8 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income in the consolidated statements of income and other comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net gains/(losses) recognized during the period	$850	$1,350	$4,496	$1,285
Less: Realized net gains/(losses) recognized during the period on equity securities sold	347	177	1,096	(68)
Unrealized net gains/(losses) recognized during the period on equity securities still held	$503	$1,173	$3,400	$1,353
(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	September 30, 2021	December 31, 2020
Commercial	$9,377,274	$8,861,580
Energy	697,888	766,217
Mortgage finance(1)	8,528,313	9,079,409
Real estate	5,212,364	5,794,624
Gross loans held for investment(2)	23,815,839	24,501,830
Unearned income (net of direct origination costs)	(66,122)	(70,970)
Allowance for credit losses on loans	(221,957)	(254,615)
Total loans held for investment, net(2)	$23,527,760	$24,176,245
(1)    Balances at September 30, 2021 and December 31, 2020 are stated net of $677.6 million and $1.2 billion of participations sold, respectively.
(2)    Excludes accrued interest receivable of $50.3 million and $56.5 million at September 30, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2021
Commercial
(1-7) Pass	$919,405	$3,228,097	$572,505	$321,356	$194,921	$284,804	$3,535,016	$50,565	$9,106,669
(8) Special mention	691	8,061	46,942	9,233	—	13,561	9,579	6,495	94,562
(9) Substandard - accruing	—	4,763	60,192	39,177	6,202	16,137	15,592	6,906	148,969
(9+) Non-accrual	1,218	1,624	2,305	727	2,105	10,444	8,185	466	27,074
Total commercial	$921,314	$3,242,545	$681,944	$370,493	$203,228	$324,946	$3,568,372	$64,432	$9,377,274
Energy
(1-7) Pass	$22,309	$—	$—	$2,516	$—	$28,854	$566,387	$—	$620,066
(8) Special mention	—	—	—	—	—	—	37,782	—	37,782
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	20,715	19,325	—	40,040
Total energy	$22,309	$—	$—	$2,516	$—	$49,569	$623,494	$—	$697,888
Mortgage finance
(1-7) Pass	$295,565	$834,008	$744,105	$696,945	$409,308	$5,548,382	$—	$—	$8,528,313
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$295,565	$834,008	$744,105	$696,945	$409,308	$5,548,382	$—	$—	$8,528,313
Real estate
CRE
(1-7) Pass	$292,248	$545,204	$703,910	$566,771	$187,565	$482,033	$45,008	$25,361	$2,848,100
(8) Special mention	—	—	30,497	8,881	48,049	17,022	—	—	104,449
(9) Substandard - accruing	17,850	—	—	41,209	61,051	62,978	—	2,354	185,442
(9+) Non-accrual	—	—	—	—	—	202	—	—	202
RBF
(1-7) Pass	166,828	70,338	15,180	9,392	66	14,483	566,799	—	843,086
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	88,370	161,048	136,836	107,251	83,282	167,252	45,174	30,210	819,423
(8) Special mention	—	13,903	1,990	—	—	5,055	—	—	20,948
(9) Substandard - accruing	—	—	—	1,637	23,952	21,125	—	—	46,714
(9+) Non-accrual	—	—	—	—	3,536	2,566	—	13,929	20,031
Secured by 1-4 family
(1-7) Pass	71,682	62,514	53,285	24,610	34,666	69,988	4,491	—	321,236
(8) Special mention	—	—	—	—	—	294	—	—	294
(9) Substandard - accruing	—	—	—	—	—	2,254	—	—	2,254
(9+) Non-accrual	—	—	—	—	—	185	—	—	185
Total real estate	$636,978	$853,007	$941,698	$759,751	$442,167	$845,437	$661,472	$71,854	$5,212,364
Total loans held for investment	$1,876,166	$4,929,560	$2,367,747	$1,829,705	$1,054,703	$6,768,334	$4,853,338	$136,286	$23,815,839

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2020
Commercial
(1-7) Pass	$1,259,949	$2,816,425	$543,438	$374,455	$192,060	$213,212	$3,020,353	$40,253	$8,460,145
(8) Special mention	2,664	115,015	38,751	26,423	1,983	290	19,971	22,797	227,894
(9) Substandard - accruing	15,773	15,854	18,068	32,241	15,297	19,639	22,932	1,641	141,445
(9+) Non-accrual	1,820	8,360	377	1,292	802	15,157	3,836	452	32,096
Total commercial	$1,280,206	$2,955,654	$600,634	$434,411	$210,142	$248,298	$3,067,092	$65,143	$8,861,580
Energy
(1-7) Pass	$—	$12,020	$7,598	$26,931	$—	$23,750	$553,970	$—	$624,269
(8) Special mention	—	—	—	—	—	13,358	76,866	—	90,224
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	5,705	1,972	8,009	36,038	—	51,724
Total energy	$—	$12,020	$7,598	$32,636	$1,972	$45,117	$666,874	$—	$766,217
Mortgage finance
(1-7) Pass	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
Real estate
CRE
(1-7) Pass	$352,688	$892,831	$923,762	$444,587	$208,426	$451,283	$62,336	$61,133	$3,397,046
(8) Special mention	3,475	11,170	6,485	88,633	11,153	17,623	—	1,247	139,786
(9) Substandard - accruing	—	327	47,708	11,601	32,645	30,766	—	15,940	138,987
(9+) Non-accrual	—	—	—	—	5,749	4,852	—	—	10,601
RBF
(1-7) Pass	162,397	60,077	65,271	3,727	5,888	8,483	551,703	—	857,546
(8) Special mention	—	353	—	—	—	—	—	—	353
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	190,995	150,787	119,696	120,817	82,465	113,105	16,630	39,129	833,624
(8) Special mention	—	6,700	2,240	—	1,843	7,195	—	1,018	18,996
(9) Substandard - accruing	—	—	2,567	14,452	3,301	14,453	—	—	34,773
(9+) Non-accrual	—	—	—	927	5,524	6,403	—	14,496	27,350
Secured by 1-4 family
(1-7) Pass	58,515	63,031	46,623	54,096	72,527	31,880	4,697	—	331,369
(8) Special mention	646	—	—	635	—	1,768	—	—	3,049
(9) Substandard - accruing	—	—	—	817	—	109	—	—	926
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$768,716	$1,185,276	$1,214,352	$740,292	$429,521	$688,138	$635,366	$132,963	$5,794,624
Total loans held for investment	$2,804,231	$5,216,591	$2,643,706	$1,690,775	$747,648	$6,831,441	$4,369,332	$198,106	$24,501,830

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Nine months ended September 30, 2021
Allowance for credit losses on loans:
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	26,549	(24,730)	1,729	(24,325)	(20,777)
Charge-offs	8,211	6,418	—	1,192	15,821
Recoveries	2,462	1,366	—	112	3,940
Net charge-offs (recoveries)	5,749	5,052	—	1,080	11,881
Ending balance	$93,861	$54,282	$6,428	$67,386	$221,957
Nine months ended September 30, 2020
Allowance for credit losses on loans:
Beginning balance	$102,254	$60,253	$2,265	$30,275	$195,047
Impact of Current Expected Credit Loss (“CECL”) adoption	(15,740)	24,154	2,031	(1,860)	8,585
Provision for credit losses on loans	47,263	127,470	430	44,799	219,962
Charge-offs	35,376	100,239	—	—	135,615
Recoveries	883	1,303	—	—	2,186
Net charge-offs (recoveries)	34,493	98,936	—	—	133,429
Ending balance	$99,284	$112,941	$4,726	$73,214	$290,165
We recorded a $20.0 million negative provision for credit losses for the nine months ended September 30, 2021, compared to a provision of $226.0 million for the same period in 2020. The decreased provision resulted primarily from decreases in charge-offs and non-accrual loans during the nine month ended and as of September 30, 2021, as well as improvement in the economic outlook as the economy continues to recover from the impacts of the COVID-19 pandemic. We recorded $11.9 million in net charge-offs during the nine months ended September 30, 2021, compared to $133.4 million during the same period in 2020. Criticized loans totaled $728.9 million at September 30, 2021, compared to $1.1 billion at September 30, 2020.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. There were no loans that met these criteria at September 30, 2021.
The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-Accrual Loans(2)	Current	Total	Non-Accrual With No Allowance
September 30, 2021
Commercial	$19,395	$18,313	$2,256	$39,964	$27,074	$9,310,236	$9,377,274	$10,899
Energy	—	—	—	—	40,040	657,848	697,888	9,281
Mortgage finance loans	—	—	—	—	—	8,528,313	8,528,313	—
Real estate
CRE	250	—	—	250	202	3,137,741	3,138,193	—
RBF	—	—	—	—	—	843,086	843,086	—
Other	1,225	—	—	1,225	20,031	885,860	907,116	2,697
Secured by 1-4 family	553	—	1,149	1,702	185	322,082	323,969	—
Total loans held for investment	$21,423	$18,313	$3,405	$43,141	$87,532	$23,685,166	$23,815,839	$22,877
(1)Loans past due 90 days and still accruing includes premium finance loans of $2.3 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of September 30, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the nine months ended September 30, 2021. Accrued interest of $674,000 was reversed during the nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at September 30, 2021 and December 31, 2020, $23.7 million and $45.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
We did not have any loans that were restructured during the nine months ended September 30, 2021. The following table details the recorded investment at September 30, 2020 of loans restructured during the nine months ended September 30, 2020:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Nine months ended September 30, 2020
Commercial loans	2	$7,636	2	$14,663	4	$22,299
Energy loans	1	5,969	3	13,469	4	19,438
Total	3	$13,605	5	$28,132	8	$41,737
Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At September 30, 2020, all of the above restructured loans were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for credit losses at September 30, 2020. As of September 30, 2021 and 2020, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) Certain Transfers of Financial Assets
On April 20, 2021, we entered into an agreement to sell our portfolio of mortgage servicing rights (“MSRs”) and to transition the Mortgage Correspondent Aggregation (“MCA”) program to a third-party. The sale was completed on June 1, 2021 and the transfer of servicing on the underlying mortgage loans was completed on August 1, 2021. Transition activities began immediately following the execution of the agreement and are significantly complete as of September 30, 2021.
At September 30, 2021, we have a remaining MSR balance of $1.2 million, which represents MSRs from loans sold after the cut-off date for the initial sale mentioned above. The sale of this MSR portfolio and the transfer of servicing on the underlying mortgage loans was completed on October 1, 2021 and all related hedges were closed as of September 30, 2021.
The table below presents a reconciliation of the changes in loans held for sale:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Outstanding balance(1):
Beginning balance	$281,137	$2,568,362
Loans purchased and originated	1,413,899	8,963,499
Payments and loans sold	(1,685,212)	(10,889,549)
Ending balance	9,824	642,312
Fair value adjustment:
Beginning balance	2,028	8,772
Increase/(decrease) to fair value	(2,192)	(3,075)
Ending balance	(164)	5,697
Loans held for sale at fair value	$9,660	$648,009
(1)    Includes $1.3 million and $44.1 million of loans held for sale that are carried at lower of cost or market as of September 30, 2021 and December 31, 2020, respectively, as well as $9.0 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively.
No loans held for sale were on non-accrual as of September 30, 2021. At December 31, 2020 we had $7.0 million in non-accrual loans held for sale, comprised of one loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value. At September 30, 2021 and December 31, 2020, we had $3.8 million and $16.7 million, respectively, of loans held for sale that were 90 days or more past due. The $3.8 million in loans held for sale that were 90 days or more past due at September 30, 2021 was comprised of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. At December 31, 2020, $3.3 million of the $16.7 million in loans held for sale that were 90 days or more past due were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $13.4 million were loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised.

Through the MCA program we retain the right to service the loans after they are sold, creating MSRs which are recorded as assets on our consolidated balance sheets. A summary of MSR activity is as follows:

	Nine months ended September 30,
(in thousands)	2021	2020
MSRs:
Balance, beginning of year	$131,391	$70,707
Capitalized servicing rights	15,990	76,905
Amortization	(18,663)	(25,553)
Direct write-down	(279)	—
Sales	(127,281)	—
Balance, end of period	$1,158	$122,059
Valuation allowance:
Balance, beginning of year	$25,967	$5,803
Change in valuation allowance	(25,967)	20,933
Balance, end of period	$—	$26,736
MSRs, net	$1,158	$95,323
MSRs, fair value	$1,158	$95,323
At September 30, 2021 and December 31, 2020, our portfolio of MSRs was comprised of residential mortgage loans with outstanding principal balances of $143.4 million and $13.8 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to such investors. These escrow funds are segregated and held in separate non-interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $2.4 million at September 30, 2021 and $152.6 million at December 31, 2020.
The following tables summarize the assumptions used by management to determine the fair value of MSRs and a sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions. The MSR balance at September 30, 2021 was valued utilizing the October 1, 2021 sale price, therefore only December 31, 2020 data is provided in the tables below.

December 31, 2020
Average discount rates	9.09%
Expected prepayment speeds	16.37%
Weighted-average life, in years	4.9

(in thousands)	December 31, 2020
50 bp adverse change in prepayment speed	$(12,203)
100 bp adverse change in prepayment speed	(16,062)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $619,000 and $621,000 at September 30, 2021 and December 31, 2020, respectively, and is recorded in other liabilities on the consolidated balance sheets. $76,000 in make-whole obligation payments were made during the nine months ended September 30, 2021 compared to $7.8 million during the nine months ended September 30, 2020.

(6) Long-term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. For the three and nine months ended September 30, 2021, the combined weighted-average interest rate on the trust preferred subordinated debentures was 2.09% and 2.14%, respectively, compared to 2.28% and 3.03%, respectively, for the same periods in 2020. The details of the trust preferred subordinated debentures as of September 30, 2021 are summarized below:

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
On March 9, 2021, the Bank issued and sold $275 million of senior unsecured credit-linked notes. The notes mature on September 30, 2024, and accrue interest at a rate equal to the higher of LIBOR plus 4.50% or 4.25%, payable quarterly on each of March 31, June 30, September 30 and December 31. For the three and nine months ended September 30, 2021, the weighted-average interest rate on the notes was 5.54% and 5.58%, respectively. The notes effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank’s mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pool, the principal balance of the notes will be reduced to the extent of such loss and recognized as a debt extinguishment gain within non-interest income on our consolidated statements of income and other comprehensive income. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in lieu of a principal reduction on the notes. Losses on our warehouse lines of credit have not generally been significant. The notes are recorded in long-term debt on our consolidated balance sheets and accounted for at amortized cost. The fair value of the credit-linked note is based on observable inputs, when available, and as such are categorized as Level 2 liabilities. Because the notes are variable rate debt, the fair value approximates carrying value.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance of allowance for off-balance sheet credit losses	$16,747	$12,268	$17,434	$8,640
Impact of CECL adoption	—	—	—	563
Provision for off-balance sheet credit losses	1,464	2,973	777	6,038
Ending balance of allowance for off-balance sheet credit losses	$18,211	$15,241	$18,211	$15,241

(in thousands)			September 30, 2021	December 31, 2020
Commitments to extend credit - period end balance			$8,261,483	$8,530,453
Standby letters of credit - period end balance			$340,896	$268,894
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and the Bank’s capital ratios exceeded the regulatory definition of well capitalized as of September 30, 2021 and December 31, 2020. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2021
CET1
Company	$2,883,517	10.70%	$1,886,355	7.00%	N/A	N/A
Bank	2,950,866	10.97%	1,882,136	7.00%	1,747,697	6.50%
Total capital (to risk-weighted assets)
Company	4,027,375	14.95%	2,829,533	10.50%	2,694,793	10.00%
Bank	3,523,923	13.11%	2,823,203	10.50%	2,688,765	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,293,517	12.22%	2,290,574	8.50%	1,616,876	6.00%
Bank	3,110,866	11.57%	2,285,450	8.50%	2,151,012	8.00%
Tier 1 capital (to average assets)(1)
Company	3,293,517	8.96%	1,469,597	4.00%	N/A	N/A
Bank	3,110,866	8.47%	1,468,949	4.00%	1,836,186	5.00%
December 31, 2020
CET1
Company	$2,708,150	9.35%	$2,026,806	7.00%	N/A	N/A
Bank	2,744,211	9.48%	2,025,417	7.00%	1,880,745	6.50%
Total capital (to risk-weighted assets)
Company	3,498,737	12.08%	3,040,209	10.50%	2,895,437	10.00%
Bank	3,375,983	11.67%	3,038,126	10.50%	2,893,453	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,968,150	10.25%	2,461,121	8.50%	1,737,262	6.00%
Bank	2,904,211	10.04%	2,459,435	8.50%	2,314,763	8.00%
Tier 1 capital (to average assets)(1)
Company	2,968,150	7.52%	1,578,651	4.00%	N/A	N/A
Bank	2,904,211	7.36%	1,578,207	4.00%	1,972,758	5.00%
(1)    The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.
(2)    Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital buffer under the Basel III Capital Rules.
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
Dividends that may be paid by banks are routinely restricted by various regulatory authorities, including federal banking law requirements concerning the payment of dividends. The Basel III Capital Rules further limit the amount of dividends that may be paid by us or our Bank. No dividends were declared or paid on our common stock during the nine months ended September 30, 2021, or during the year ended December 31, 2020.

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
The table below summarizes our stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Stock-settled awards:
RSUs	$8,324	$4,794	$22,099	$11,326
Restricted stock	—	5	1	22
Cash-settled units	64	236	1,092	716
Total	$8,388	$5,035	$23,192	$12,064

(in thousands except period data)	September 30, 2021
Unrecognized compensation expense related to unvested stock-settled awards	$39,463
Weighted average period over which expense is expected to be recognized, in years	2.5

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
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$121,920	$—
Residential mortgage-backed securities	—	3,304,722	—
Tax-exempt asset-backed securities	—	—	184,820
CRT securities	—	—	11,804
Equity securities(1)(2)	33,511	7,097	—
Loans held for sale(3)	—	658	7,701
Derivative assets(5)	—	56,940	—
Derivative liabilities(5)	—	56,940	—
Non-qualified deferred compensation plan liabilities(6)	28,186	—	—

December 31, 2020
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$123,589	$—
Residential mortgage-backed securities	—	2,828,956	—
Tax-exempt asset-backed securities	—	—	199,176
CRT securities	—	—	11,417
Equity securities(1)(2)	26,593	7,239	—
Loans held for sale(3)	—	232,147	6,933
Loans held for investment(4)	—	—	21,209
Derivative assets(5)	—	102,720	—
Derivative liabilities(5)	—	99,255	—
Non-qualified deferred compensation plan liabilities(6)	26,593	—	—
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

Level 3 Valuations
The following table presents a reconciliation of the Level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended September 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$185,954	$—	$(2,270)	$—	$1,136	$184,820
CRT securities	11,713	—	—	—	91	11,804
Loans held for sale(2)	8,227	440	(870)	—	(96)	7,701
Three months ended September 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$191,417	$—	$(2,248)	$—	$11,652	$200,821
CRT securities	10,953	—	—	—	105	11,058
Loans held for sale(2)	6,159	785	(170)	132	68	6,974

Nine months ended September 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(13,783)	$—	$(573)	$184,820
CRT securities	11,417	—	—	—	387	11,804
Loans held for sale(2)	6,933	2,125	(1,395)	5	33	7,701
Nine months ended September 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$8,470	$(6,733)	$—	$2,057	$200,821
CRT securities	11,964	—	—	—	(906)	11,058
Loans held for sale(2)	7,043	1,105	(1,634)	248	212	6,974
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income.
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At September 30, 2021, the discount rates utilized ranged from 2.25% to 2.37% and the weighted-average life ranged from 4.8 to 4.9 years. On a combined amortized cost weighted-average basis a discount rate of 2.30% and weighted-average life of 4.8 years were utilized to determine the fair value of these securities at September 30, 2021. At December 31, 2020, the combined weighted-average discount rate and weighted-average life utilized were 2.49% and 5.5 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At September 30, 2021, the discount rates utilized ranged from 3.12% to 7.99% and the weighted-average life ranged from 5.0 years to 9.8 years. On a combined amortized cost weighted-average basis a discount rate of 4.74% and a weighted-average life of 6.6 years were utilized to determine the fair value of these securities at September 30, 2021. At December 31, 2020, the combined weighted-average discount rate and combined weighted-average life utilized were 4.36% and 7.5 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At September 30, 2021, the fair value of these loans was calculated using a weighted-average discounted price of 97.9%, compared to 97.2% at December 31, 2020.

Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. There were no collateral-dependent loans held for investment reported at fair value at September 30, 2021. The $21.2 million fair value of loans held for investment at December 31, 2020 reported above includes loans with a carrying value of $25.3 million that were reduced by specific allowance allocations totaling $4.1 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$8,535,051	$8,535,051	$9,206,380	$9,206,380
Investment securities	33,511	33,511	26,593	26,593
Level 2 inputs:
Investment securities	3,433,739	3,433,739	2,959,784	2,959,784
Loans held for sale	658	658	232,147	232,147
Derivative assets	56,940	56,940	102,720	102,720
Level 3 inputs:
Investment securities	196,624	196,624	210,593	210,593
Loans held for sale	7,701	7,701	6,933	6,933
Loans held for investment, net	23,527,760	23,575,556	24,176,245	24,233,185
Financial liabilities:
Level 2 inputs:
Federal funds purchased and repurchase agreements	3,470	3,470	111,751	111,751
Other borrowings	2,200,000	2,200,000	3,000,000	3,000,000
Long-term debt	928,062	953,859	395,896	405,110
Derivative liabilities	56,940	56,940	99,255	99,255
Level 3 inputs:
Deposits	29,813,668	29,814,204	30,996,589	30,997,980

(11) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table. All derivative positions related to residential MSRs and loans held for sale were closed as of September 30, 2021 as a result of the sale of our MSR portfolio and transition of the MCA program to a third-party.

	September 30, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,857,977	$1,320	$56,884	$1,922,956	$71	$96,246
Commercial loan/lease interest rate caps	204,655	56	—	565,634	34	—
Foreign currency forward contracts	—	—	—	6,667	214	78
Customer counterparties:
Commercial loan/lease interest rate swaps	1,857,977	56,884	1,320	1,922,956	96,246	71
Commercial loan/lease interest rate caps	204,655	—	56	565,634	—	34
Foreign currency forward contracts	—	—	—	6,667	78	214
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	—	—	—	320,000	474	—
Forward sale commitments	—	—	—	155,000	551	—
Loans held for sale:
Loan purchase commitments	—	—	—	332,145	5,123	8
Forward sale commitments	—	—	—	485,326	—	2,675
Gross derivatives		58,260	58,260		102,791	99,326
Offsetting derivative assets/liabilities		(1,320)	(1,320)		(71)	(71)
Net derivatives included in the consolidated balance sheets		$56,940	$56,940		$102,720	$99,255
The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	September 30, 2021 Weighted-Average Interest Rate		December 31, 2020 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.74%	1.15%	3.14%	1.38%
The weighted-average strike rate for outstanding interest rate caps was 2.67% at September 30, 2021 and 3.41% at December 31, 2020.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $56.9 million at September 30, 2021, and approximately $102.7 million at December 31, 2020. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At September 30, 2021, we had $62.1 million in cash collateral pledged for these derivatives that is included in interest-bearing deposits in other banks. At December 31, 2020, we had $108.3 million in cash collateral pledged for these derivatives, of which $104.4 million was included in interest-bearing deposits in other banks and $3.9 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to eight risk participation agreements where we are a participant bank with a notional amount of $109.2 million at September 30, 2021, compared to nine risk participation agreements having a notional amount of $119.5 million at December 31, 2020. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $3.2 million at September 30, 2021 and $6.0 million at December 31, 2020. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2021 and December 31, 2020. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 16 risk participation agreements where we are the lead bank having a notional amount of $167.4 million at September 30, 2021, compared to 16 agreements having a notional amount of $165.9 million at December 31, 2020.
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
(13) New Accounting Standards
ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”) provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The adoption of this ASU did not significantly impact our consolidated financial statements.
ASU 2021-05, “Leases (Topic 842) (“ASU 2021-05”) amends guidance to allow lessors to classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a day-one loss at lease commencement, provided that the lease includes variable lease payments that does not depend on an index or rate. ASU 2021-05 will be effective for us on January 1, 2022 and is not expected to have an impact on our consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine month periods ended September 30, 2021 and September 30, 2020 should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements for the year ended December 31, 2020, and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
•An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our subsidiary, Texas Capital Bank (the “Bank”) and our customers.
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
Overview of Our Business Operations
We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to effectively service and manage a large number of loans and deposit accounts in multiple markets in Texas, as well as several lines of business serving a regional or national clientele of commercial borrowers. Early in 2021, we embarked on an enterprise-wide transformation which included detailed reviews of all of our business lines, our operating model, our investment spend and our overall strategy, which resulted in the September 1, 2021 announcement by management of our new long-term strategy. This new long-term strategy will ensure that we are best positioned to serve clients and capitalize on business opportunities going forward. This new plan includes focusing on building a technology-enabled operating model organized around client delivery and investing in technology. To achieve these goals we are pursuing an aggressive hiring plan to significantly increase the number of client-facing professionals by 2025, and we are also investing in new technologies and lines of business to become a full-service financial services firm for our clients, with the goal of improving client relationships and fee income. We are investing in treasury solutions product and service offerings, building on our existing private wealth business and expanding the scope of our investment banking product and service offerings, which will include the establishment of a broker-dealer service.
In May 2021 the Bank applied to the Texas Department of Banking to convert from a national association to a Texas state-chartered bank. The application was approved during the third quarter and the conversion was effective at open of business on September 15, 2021. Effective as of the date of conversion, the Texas Department of Banking is the Bank’s primary regulator, the Federal Deposit Insurance Corporation is the Bank’s primary federal regulator and the Federal Reserve will continue to be the Company’s primary federal regulator.
Significant transactions affecting our financial statements during the nine months ended September 30, 2021 included:
•Issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock” and issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Net proceeds from the sale totaled $289.7 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank, and may be used to redeem, in whole or in part and subject to receipt of all applicable regulatory approvals, our 6.5% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms;
•Issuance of $275.0 million in senior unsecured credit-linked notes that mature on September 30, 2024. The net proceeds of the offering will be used to expand the Bank's warehouse lending program and better serve our clients in all market environments;
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
•Redemption of our 6.50% subordinated notes due 2042. For additional information, see Note 6 - Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report; and
•$12.0 million write-off of certain software assets to reposition our capitalized technology investment to align with the long-term strategy as announced by management in the third quarter of 2021.
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
While positive tailwinds exist, we recognize that our business and consumer customers are continuing to experience varying degrees of financial distress, which we expect to continue, though to a lesser degree, throughout 2021. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the COVID-19 pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have seemingly resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate, which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID-19 pandemic. We continue to monitor these customers closely.
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
Results of Operations
Summary of Performance
We reported net income of $43.4 million and net income available to common stockholders of $39.1 million for the third quarter of 2021 compared to net income of $57.1 million and net income available to common stockholders of $54.7 million for the third quarter of 2020. On a fully diluted basis, earnings per common share were $0.76 for the third quarter of 2021, compared to $1.08 for the third quarter of 2020. Return on average common equity (“ROE”) was 5.41% and return on average assets (“ROA”) was 0.47% for the third quarter of 2021, compared to 8.24% and 0.59%, respectively, for the third quarter of 2020. The decrease in net income for the third quarter of 2021 resulted primarily from decreases in net interest income and non-interest income, partially offset by decreases in provision for credit losses and non-interest expense. The decrease in net income was the primary driver in the decreases in ROE and ROA.

Net income and net income available to common stockholders for the nine months ended September 30, 2021 totaled $188.8 million and $174.4 million, respectively, compared to net income and net loss available to common stockholders of $6.1 million and $1.2 million, respectively, for the same period in 2020. On a fully diluted basis, earnings per common share were $3.41 for the nine months ended September 30, 2021, compared to a loss per common share of $0.02 for the same period in 2020. ROE was 8.35% and ROA was 0.66% for the nine months ended September 30, 2021, compared to a negative 0.06% and 0.02%, respectively, for the same period in 2020. The increase in net income, ROE and ROA for the nine months ended September 30, 2021 resulted primarily from a $246.0 million decrease in provision for credit losses as compared to the same period in 2020
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended September 30, 2021			Three months ended September 30, 2020
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$3,590,591	$8,546	0.94%	$525,149	$1,905	1.44%
Investment securities – non-taxable(2)	185,221	2,138	4.58%	190,797	2,239	4.67%
Federal funds sold and securities purchased under resale agreements	653	—	0.12%	12,051	1	0.04%
Interest-bearing deposits in other banks	9,045,442	3,606	0.16%	11,028,962	2,877	0.10%
Loans held for sale	18,791	54	1.14%	543,606	3,867	2.83%
Loans held for investment, mortgage finance	7,987,521	58,913	2.93%	9,061,984	76,464	3.36%
Loans held for investment(1)(2)	15,266,167	147,423	3.83%	16,286,036	157,230	3.84%
Less reserve for credit losses on loans	220,984	—	—	264,769	—	—
Loans held for investment, net	23,032,704	206,336	3.55%	25,083,251	233,694	3.71%
Total earning assets	35,873,402	220,680	2.44%	37,383,816	244,583	2.60%
Cash and other assets	855,555			1,037,760
Total assets	$36,728,957			$38,421,576
Liabilities and Stockholders’ Equity
Transaction deposits	$3,012,547	$4,737	0.62%	$4,275,574	$6,652	0.62%
Savings deposits	10,044,995	8,262	0.33%	12,786,719	12,808	0.40%
Time deposits	1,640,562	1,720	0.42%	2,844,083	8,370	1.17%
Total interest-bearing deposits	14,698,104	14,719	0.40%	19,906,376	27,830	0.56%
Other borrowings	2,299,692	748	0.13%	2,811,435	3,493	0.49%
Long-term debt	927,626	10,586	4.53%	395,749	4,839	4.87%
Total interest-bearing liabilities	17,925,422	26,053	0.58%	23,113,560	36,162	0.62%
Demand deposits	15,363,568			12,202,065
Other liabilities	275,317			314,500
Stockholders’ equity	3,164,650			2,791,451
Total liabilities and stockholders’ equity	$36,728,957			$38,421,576
Net interest income(2)		$194,627			$208,421
Net interest margin			2.15%			2.22%
Net interest spread			1.86%			1.98%
Loan spread(3)			3.36%			3.33%

(1)The loan averages include non-accrual loans and are stated net of unearned income.
(2)Taxable equivalent rates used where applicable.
(3)Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$3,394,028	$25,880	1.02%	$203,437	$2,364	1.55%
Investment securities – non-taxable(2)	187,817	6,532	4.65%	194,049	6,983	4.81%
Federal funds sold and securities purchased under resale agreements	1,976	1	0.09%	151,892	692	0.61%
Interest-bearing deposits in other banks	10,812,903	9,499	0.12%	9,265,177	24,777	0.36%
Loans held for sale	117,604	2,430	2.76%	1,350,581	33,894	3.35%
Loans held for investment, mortgage finance	7,875,138	181,256	3.08%	8,267,307	206,306	3.33%
Loans held for investment(1)(2)	15,321,641	449,134	3.92%	16,632,017	529,981	4.26%
Less reserve for loan losses	238,996	—	—	234,587	—	—
Loans held for investment, net	22,957,783	630,390	3.67%	24,664,737	736,287	3.99%
Total earning assets	37,472,111	674,732	2.41%	35,829,873	804,997	3.00%
Cash and other assets	971,628			1,030,076
Total assets	$38,443,739			$36,859,949
Liabilities and Stockholders’ Equity
Transaction deposits	$3,596,301	$15,993	0.59%	$3,991,908	$26,232	0.88%
Savings deposits	11,400,029	28,040	0.33%	12,133,598	62,279	0.69%
Time deposits	1,864,867	6,961	0.50%	3,039,619	33,787	1.48%
Total interest-bearing deposits	16,861,197	50,994	0.40%	19,165,125	122,298	0.85%
Other borrowings	2,443,853	3,842	0.21%	3,146,756	18,489	0.78%
Long-term debt	759,584	27,052	4.76%	395,659	15,146	5.11%
Total interest-bearing liabilities	20,064,634	81,888	0.55%	22,707,540	155,933	0.92%
Demand deposits	14,978,324			11,028,119
Other liabilities	286,328			293,101
Stockholders’ equity	3,114,453			2,831,189
Total liabilities and stockholders’ equity	$38,443,739			$36,859,949
Net interest income(2)		$592,844			$649,064
Net interest margin			2.12%			2.42%
Net interest spread			1.86%			2.08%
Loan spread(3)			3.46%			3.39%

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

	Three months ended September 30, 2021/2020			Nine months ended September 30, 2021/2020
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$6,540	$17,690	$(11,150)	$23,065	$89,089	$(66,024)
Loans held for sale	(3,813)	(3,733)	(80)	(31,464)	(30,976)	(488)
Loans held for investment, mortgage finance loans	(17,551)	(9,075)	(8,476)	(25,050)	(10,695)	(14,355)
Loans held for investment	(9,807)	(9,844)	37	(80,847)	(41,515)	(39,332)
Federal funds sold and securities purchased under resale agreements	(1)	(1)	—	(691)	(682)	(9)
Interest-bearing deposits in other banks	729	(499)	1,228	(15,278)	17,469	(32,747)
Total	(23,903)	(5,462)	(18,441)	(130,265)	22,690	(152,955)
Interest expense:
Transaction deposits	(1,915)	(1,968)	53	(10,239)	(1,374)	(8,865)
Savings deposits	(4,546)	(2,757)	(1,789)	(34,239)	1,846	(36,085)
Time deposits	(6,650)	(3,540)	(3,110)	(26,826)	(12,641)	(14,185)
Other borrowings	(2,745)	(630)	(2,115)	(14,647)	(3,431)	(11,216)
Long-term debt	5,747	6,511	(764)	11,906	13,625	(1,719)
Total	(10,109)	(2,384)	(7,725)	(74,045)	(1,975)	(72,070)
Net interest income	$(13,794)	$(3,078)	$(10,716)	$(56,220)	$24,665	$(80,885)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $194.1 million for the three months ended September 30, 2021, compared to $207.6 million for the same period in 2020. The decrease was primarily due to declines in total average loans and earning asset yields, partially offset by increases in average investment securities and loan fees, as well as declining cost of funds.
Average earning assets for the three months ended September 30, 2021 decreased $1.5 billion compared to the same period in 2020, and included a $3.1 billion increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities, partially offset by a $2.0 billion decrease in average liquidity assets and a $2.6 billion decrease in average total loans. Throughout 2020, management took deliberate actions to increase liquidity balances to ensure we had the balance sheet strength to serve our clients during the COVID-19 pandemic. Through the first nine months of 2021 these balances have remained elevated, although they are beginning to run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The decrease in average loans held for sale compared to the third quarter of 2020 resulted from the transition of the MCA program to a third-party. Average interest-bearing liabilities for the three months ended September 30, 2021 decreased $5.2 billion compared to the same period in 2020, primarily due to a $5.2 billion decrease in average interest-bearing deposits and a $511.7 million decrease in average other borrowings, partially offset by a $531.9 million increase in average long-term debt. Average demand deposits for the three months ended September 30, 2021 increased to $15.4 billion from $12.2 billion for the three months ended September 30, 2020.
Net interest margin for the three months ended September 30, 2021 was 2.15% compared to 2.22% for the same period in 2020. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily increases in lower-yielding investment securities, partially offset by increases in loan fees and lower funding costs compared to the third quarter of 2020.
The yield on total loans held for investment decreased to 3.55% for the three months ended September 30, 2021 compared to 3.71% for the same period in 2020, and the yield on earning assets decreased to 2.44% for the three months ended September 30, 2021 compared to 2.60% for the same period in 2020. The average cost of total deposits decreased to 0.19% for the third quarter of 2021 from 0.34% for the third quarter of 2020 and total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 0.28% for the third quarter of 2021 compared to 0.38% for the third quarter of 2020.

Net interest income was $591.2 million for the nine months ended September 30, 2021 compared to $645.8 million for the same period in 2020. The decrease was primarily due to declines in total average loans and earning asset yields, partially offset by increases in average investment securities and loan fees, as well as declining cost of funds.
Average earning assets increased $1.6 billion for the nine months ended September 30, 2021, compared to the same period in 2020, and included a $3.2 billion increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities and a $1.4 billion increase in average liquidity assets, partially offset by a $2.9 billion decrease in average total loans. The increases in average total investment securities and liquidity assets were the result of deliberate actions taken by management to enhance the strength of our balance sheet as described above. Average interest-bearing liabilities decreased $2.6 billion for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a $2.3 billion decrease in average interest-bearing deposits and a $702.9 million decrease in average other borrowings, partially offset by a $363.9 million increase in average long-term debt. Average demand deposits for the nine months ended September 30, 2021 increased to $15.0 billion from $11.0 billion for the same period in 2020.
Net interest margin for the nine months ended September 30, 2021 was 2.12% compared to 2.42% for the same period of 2020. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily the increases in lower-yielding investment securities and liquidity assets, partially offset by lower funding costs compared to the same period in 2020.
The yield on total loans held for investment decreased to 3.67% for the nine months ended September 30, 2021, compared to 3.99% for the same period in 2020, and the yield on earning assets decreased to 2.41% for the nine months ended September 30, 2021, compared to 3.00% for the same period in 2020. The average cost of total deposits decreased to 0.21% for the nine months ended September 30, 2021 from 0.54% for the same period in 2020 and total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 0.29% for the nine months ended September 30, 2021, compared to 0.57% for the same period in 2020.
Non-interest Income

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$4,622	$2,864	$13,972	$8,616
Wealth management and trust fee income	3,382	2,502	9,380	7,317
Brokered loan fees	6,032	15,034	22,276	33,813
Servicing income	292	7,329	15,236	18,195
Swap fees	568	484	1,628	4,709
Net gain/(loss) on sale of loans held for sale	(1,185)	25,242	1,317	51,265
Other	7,509	6,893	26,605	18,698
Total non-interest income	$21,220	$60,348	$90,414	$142,613
Non-interest income decreased by $39.1 million during the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to decreases in net gain/(loss) on sale of loans held for sale, brokered loan fees and servicing income, all resulting from the 2021 sale of our MSR portfolio and transition of the MCA program to a third-party.
Non-interest income decreased by $52.2 million during the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to decreases in net gain/(loss) on sale of loans held for sale, brokered loan fees and servicing income, all resulting from the 2021 sale of our MSR portfolio and transition of the MCA program to a third-party.

Non-interest Expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$87,503	$84,096	$261,855	$262,080
Net occupancy expense	8,324	8,736	24,463	26,582
Marketing	2,123	3,636	5,720	20,146
Legal and professional	11,055	11,207	28,479	40,003
Communications and technology	28,374	31,098	58,695	87,649
FDIC insurance assessment	4,500	6,374	16,339	19,363
Servicing-related expenses	2,396	12,287	27,740	48,741
Merger-related expenses	—	—	—	17,756
Other	8,712	8,307	29,072	31,173
Total non-interest expense	$152,987	$165,741	$452,363	$553,493
Non-interest expense for the three months ended September 30, 2021 decreased $12.8 million compared to the same period in 2020. The decrease was primarily due to decreases in communications and technology expense and servicing-related expenses, partially offset by an increase in salaries and employee benefits. The decrease in servicing-related expenses resulted from the 2021 sale of our MSR portfolio and transition of the MCA program to a third-party. Communication and technology expenses for the three months ended September 30, 2021 included a $12.0 million write-off of certain software assets, as is discussed above, compared to $15.4 million included in the same period of 2020.
Non-interest expense for the nine months ended September 30, 2021 decreased $101.1 million compared to the same period in 2020. The decrease was primarily due to decreases in marketing expense, legal and professional expense, communications and technology expense, servicing-related expenses and merger-related expenses.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	September 30, 2021	December 31, 2020
(in thousands)
Commercial	$9,377,274	$8,861,580
Energy	697,888	766,217
Mortgage finance	8,528,313	9,079,409
Real estate	5,212,364	5,794,624
Gross loans held for investment	$23,815,839	$24,501,830
Deferred income (net of direct origination costs)	(66,122)	(70,970)
Allowance for credit losses on loans	(221,957)	(254,615)
Total loans held for investment, net	$23,527,760	$24,176,245
Total gross loans held for investment were $23.8 billion at September 30, 2021, a decline of $686.0 million from December 31, 2020 due to declines in energy, mortgage finance and real estate loans, offset by an increase in commercial loans. The decline in the energy portfolio is consistent with our strategy of planned reductions in this portfolio as it has experienced higher historic losses. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Despite the decline in the first nine months of 2021, balances in this portfolio remain elevated related to increases in volumes driven by continued lower long-term interest rates.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2021, we had $2.3 billion in syndicated loans, $628.3 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2021, $11.5 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of September 30, 2021, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in

Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Non-accrual loans(1)
Commercial
Assets of the borrowers	$13,849	$18,776	$35,829
Inventory	8,990	3,547	15,266
Other	4,235	9,773	11,416
Total commercial	27,074	32,096	62,511
Energy
Oil and gas properties	40,040	51,724	73,811
Total energy	40,040	51,724	73,811
Real estate
Assets of the borrowers	13,929	14,496	14,663
Commercial property	4,854	13,569	5,437
Hotel/motel	—	4,619	—
Single family residences	1,635	218	218
Other	—	5,267	5,306
Total real estate	20,418	38,169	25,624
Total non-performing assets	$87,532	$121,989	$161,946
Loans held for investment past due 90 days and accruing(2)	3,405	12,541	15,896
Loans held for sale non-accrual(3)	—	6,966	—
Loans held for sale past due 90 days and accruing(4)	3,808	16,667	15,631
(1)As of September 30, 2021, December 31, 2020 and September 30, 2020, non-accrual loans included $23.7 million, $45.4 million and $47.7 million, respectively, in loans that met the criteria for restructured.
(2)At September 30, 2021, December 31, 2020 and September 30, 2020, loans past due 90 days and still accruing includes premium finance loans of $2.3 million, $6.4 million and $11.9 million, respectively.
(3)Includes one non-accrual loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value.
(4)Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Balances as of December 31, 2020 and September 30, 2020 also include loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised.
Total non-performing assets at September 30, 2021 decreased $34.5 million from December 31, 2020 and decreased $74.4 million compared to September 30, 2020. The decrease from December 31, 2020 was primarily due to declines in energy and real estate non-accrual loans, and the decrease from September 30, 2020 was primarily due to declines in commercial and energy non-accrual loans.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2021, we had $68.0 million in loans of this type, compared to $193.2 million at December 31, 2020 and $129.5 million at September 30, 2020. The decline in potential problem loans is consistent with the continued economic recovery from the impacts of the COVID-19 pandemic.
Summary of Credit Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We recorded a $20.0 million negative provision for credit losses for the nine months ended September 30, 2021, compared to a provision of $226.0 million in the same period of 2020. The year-over-year decrease resulted primarily from decreases in net charge-offs and non-accrual loans, as well as improvement in the economic outlook as the economy continues to recover from the impacts of the COVID-19 pandemic. We recorded $11.9 million in net charge-offs during the nine months ended September 30, 2021, compared to $133.4 million during the same period of 2020. Criticized loans totaled $728.9 million at September 30, 2021, compared to $918.4 million at December 31, 2020 and $1.1 billion at September 30, 2020.
The table below presents a summary of our loan loss experience:

Nine months ended September 30, 2021	Year ended December 31, 2020	Nine months ended September 30, 2020
(in thousands except percentage and multiple data)
Allowance for credit losses on loans:
Beginning balance	$254,615	$195,047	$195,047
Impact of CECL adoption	—	8,585	8,585
Loans charged-off:
Commercial	8,211	73,360	35,376
Energy	6,418	133,522	100,239
Real estate	1,192	180	—
Total charge-offs	15,821	207,062	135,615
Recoveries:
Commercial	2,462	1,277	883
Energy	1,366	6,999	1,303
Real estate	112	—	—
Total recoveries	3,940	8,276	2,186
Net charge-offs	11,881	198,786	133,429
Provision for credit losses on loans	(20,777)	249,769	219,962
Ending balance	$221,957	$254,615	$290,165
Allowance for off-balance sheet credit losses:
Beginning balance	$17,434	8,640	$8,640
Impact of CECL adoption	—	563	563
Provision for off-balance sheet credit losses	777	8,231	6,038
Ending balance	$18,211	$17,434	$15,241
Total allowance for credit losses	$240,168	$272,049	$305,406
Total provision for credit losses	$(20,000)	$258,000	$226,000
Allowance for credit losses on loans to LHI	0.93%	1.04%	1.15%
Net charge-offs to average LHI	0.07%	0.80%	0.72%
Total provision for credit losses to average LHI	(0.12)%	1.03%	1.21%
Recoveries to total charge-offs	24.91%	4.00%	1.61%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.21%	0.20%	0.18%
Total allowance for credit losses to LHI	1.01%	1.11%	1.21%
Allowance for credit losses on loans as a multiple of non-performing loans	2.5	x	2.1	x	1.8	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $240.2 million at September 30, 2021, $272.0 million at December 31, 2020 and $305.4 million at September 30, 2020. The total allowance for credit losses as a percentage of loans held for investment was 1.01% at September 30, 2021, compared to 1.11% at December 31, 2020 and 1.21% at September 30, 2020. The total allowance for credit losses as a percentage of loans held for investment, excluding mortgage finance, was 1.58% at September 30, 2021, compared to 1.77% at December 31, 2020 and 1.93% at September 30, 2020. The decrease in the total allowance as a percentage of loans held for investment at September 30, 2021, compared to September 30, 2020, is due primarily to a decrease in the allowance for credit losses, resulting from reserve releases during the first nine months of 2021 driven by a decrease in net charge-offs and improvement in the economic outlook as the economy continues to recover from the impacts of the COVID-19 pandemic.

Loans Held for Sale
Through the MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and Government Sponsored Enterprises (“GSEs”) such as Fannie Mae and Freddie Mac. On April 20, 2021, we entered into an agreement to sell our portfolio of MSRs and to transition the MCA program to a third-party. The sale was completed on June 1, 2021 and the transfer of servicing on the underlying mortgage loans was completed on August 1, 2021. Transition activities began immediately following the execution of the agreement and are significantly complete as of September 30, 2021. On October 1, 2021, we completed the sale of the remaining MSRs to the same third-party. For additional information on these sales and the winding down of this line of business, see Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Throughout 2020 we significantly increased our liquidity assets to ensure that we had the balance sheet strength to serve our clients during the COVID-19 pandemic. Through the first nine months of 2021 these balances have remained elevated, although they are beginning to run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	September 30, 2021	December 31, 2020	September 30, 2020
Federal funds sold and securities purchased under resale agreements	$—	$—	$—
Interest-bearing deposits	8,317,926	9,032,807	10,461,544
Total liquidity assets	$8,317,926	$9,032,807	$10,461,544
Total liquidity assets as a percent of:
Total loans held for investment	35.0%	37.0%	42.1%
Total earning assets	23.4%	24.6%	28.0%
Total deposits	27.9%	29.1%	32.7%
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

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Deposits from core customers	$27,339,071	$27,581,532	$27,339,283
Deposits from core customers as a percent of total deposits	91.7%	89.0%	85.5%
Relationship brokered deposits	$1,488,066	$1,771,883	$2,295,530
Relationship brokered deposits as a percent of average total deposits	5.0%	5.7%	7.2%
Traditional brokered deposits	$986,531	$1,643,174	$2,324,674
Traditional brokered deposits as a percent of total deposits	3.3%	5.3%	7.3%
Average deposits from core customers(1)	$28,930,264	$26,537,612	$25,580,278
Average deposits from core customers as a percent of average total deposits	90.8%	86.0%	84.7%
Average relationship brokered deposits(1)	$1,516,026	$2,099,652	$2,078,708
Average relationship brokered deposits as a percent of average total deposits	4.8%	6.8%	6.9%
Average traditional brokered deposits(1)	$1,393,231	$2,235,359	$2,534,258
Average traditional brokered deposits as a percent of average total deposits	4.4%	7.2%	8.4%
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

(in thousands)	September 30, 2021
Federal funds purchased	$—
Repurchase agreements	3,470
FHLB borrowings	2,200,000
Line of credit	—
Total short-term borrowings	$2,203,470
Maximum short-term borrowings outstanding at any month-end during 2021	$2,907,202
The following table summarizes our other borrowing capacities net of balances outstanding. As of September 30, 2021, all are scheduled to mature within one year.

(in thousands)	September 30, 2021
FHLB borrowing capacity relating to loans	$6,168,920
FHLB borrowing capacity relating to securities	3,421,807
Total FHLB borrowing capacity(1)	$9,590,727
Unused federal funds lines available from commercial banks	$1,235,000
Unused Federal Reserve borrowings capacity	$2,271,220
Unused revolving line of credit(2)	$130,000
(1)    FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.
(2)    Unsecured revolving, non-amortizing line of credit with maturity date of December 14, 2021. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2021.
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
For additional information regarding our borrowings and our capital and stockholders' equity, see Note 6 - Long-Term Debt, Note 8 - Regulatory Restrictions and Note 12 - Material Transactions Affecting Stockholders’ Equity, respectively, in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of September 30, 2021, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest.

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$28,382,890	$—	$—	$—	$28,382,890
Time deposits	1,273,741	153,804	3,228	5	1,430,778
Federal funds purchased and customer repurchase agreements	3,470	—	—	—	3,470
FHLB borrowings	2,200,000	—	—	—	2,200,000
Operating lease obligations	17,404	32,930	12,435	22,159	84,928
Long-term debt	—	269,985	173,870	484,207	928,062
Total contractual obligations	$31,877,505	$456,719	$189,533	$506,371	$33,030,128
Off-Balance Sheet Arrangements
We enter into commitments to extend credit and standby letters of credit in the ordinary course of business, details of which are described in Note 1 - Operations and Summary of Significant Accounting Policies in our 2020 Form 10-K. For additional information, see Note 7 - Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2021, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2021

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$8,535,051	$—	$—	$—	$8,535,051
Investment securities(1)	54,089	662	43,990	3,565,133	3,663,874
Total variable loans	20,574,506	148,803	20,423	271,404	21,015,136
Total fixed loans	187,476	1,503,549	187,382	931,956	2,810,363
Total loans(2)	20,761,982	1,652,352	207,805	1,203,360	23,825,499
Total interest sensitive assets	$29,351,122	$1,653,014	$251,795	$4,768,493	$36,024,424
Liabilities:
Interest-bearing customer deposits	$13,412,428	$—	$—	$—	$13,412,428
CDs & IRAs	138,248	269,561	33,205	3,233	444,247
Traditional brokered deposits	142,178	723,754	120,599	—	986,531
Total interest-bearing deposits	13,692,854	993,315	153,804	3,233	14,843,206
Repurchase agreements, federal funds purchased, FHLB borrowings	2,203,470	—	—	—	2,203,470
Long-term debt	269,985	—	—	658,077	928,062
Total borrowings	2,473,455	—	—	658,077	3,131,532
Total interest sensitive liabilities	$16,166,309	$993,315	$153,804	$661,310	$17,974,738
GAP	$13,184,813	$659,699	$97,991	$4,107,183	$—
Cumulative GAP	$13,184,813	$13,844,512	$13,942,503	$18,049,686	$18,049,686

Demand deposits					14,970,462
Stockholders’ equity					3,147,752
Total					$18,118,214
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
For modeling purposes, the “shock test” scenarios as of September 30, 2021 and 2020 assume immediate, sustained 100 and 200 basis point increases in interest rates. As short-term rates declined during 2020 and remain low through the first nine months of 2021, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	September 30, 2021		September 30, 2020
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase
Change in net interest income	$42,678	$104,513	$52,308	$121,512
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
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the Bank's response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we will be operationally ready to originate new alternative benchmark-based loans in the fourth quarter of 2021, during which time we will also cease originating LIBOR-based products. We will begin originating Bloomberg Short Term Yield Index based loans in December 2021, and we are prepared with other alternative benchmarks, as necessary, to support the transition from LIBOR. We will continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

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
Date: October 21, 2021

/s/ Julie L. Anderson
Julie L. Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)