Form 10-K
period 2021-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2022-02-09
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2021

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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒        No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $3,191,480,000. There were 50,626,134 shares of the registrant’s common stock outstanding on February 8, 2022.

ITEM 1.     BUSINESS
Background
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Texas Capital Bancshares, Inc. (“we,” “us,” “TCBI” or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Texas Capital Bank (the “Bank”). The Company is a registered bank holding company and has elected to be a financial holding company.
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
In May 2021, the Bank applied to the Texas Department of Banking to convert from a national association to a Texas state-chartered bank. The application was approved during the third quarter and the conversion was effective at open of business on September 15, 2021. Effective as of the date of conversion, the Texas Department of Banking is the Bank’s primary regulator, the Federal Deposit Insurance Corporation (“FDIC”) is the Bank’s primary federal regulator, and the Board of Governors of the Federal Reserve System (“Federal Reserve”) will continue to be the Company’s primary federal regulator.
In December 2021, the Company received approval from the U.S. Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) for registration and FINRA membership of a broker-dealer to conduct securities transactions and business with the investing public in the United States. In connection with this approval, TCBI Securities, Inc., (“TCBI Securities”) a wholly owned non-bank subsidiary of the Bank, was formed to provide investment banking products and services to our customers. TCBI Securities is subject to regulation by the SEC, FINRA and state securities regulators.
Growth History
We have grown substantially in both size and profitability since our formation. In 2020, we continued to experience growth in most of our key areas of business, however we did experience a decline in certain loan portfolios as we strategically reduced certain concentrations. In 2021, we continued this strategic reduction of certain portfolios, transitioned our Mortgage Correspondent Aggregation (“MCA”) program to a third party, and embarked on an enterprise-wide transformation to support our new long-term strategic plan, as was unveiled on September 1, 2021, all of which resulted in the continued contraction of certain areas of our balance sheet. The table below sets forth data regarding our key areas of business for the past five years.

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Loans held for sale	$8,123	$283,165	$2,577,134	$1,969,474	$1,011,004
Loans held for investment, mortgage finance	7,475,497	9,079,409	8,169,849	5,877,524	5,308,160
Loans held for investment, net	15,331,457	15,351,451	16,476,413	16,690,550	15,366,252
Total assets	34,731,738	37,726,096	32,548,069	28,257,767	25,075,645
Non-interest bearing deposits	13,390,370	12,740,947	9,438,459	7,317,161	7,812,660
Total deposits	28,109,365	30,996,589	26,478,593	20,606,113	19,123,180
Total stockholders’ equity	3,209,616	2,871,224	2,801,321	2,480,308	2,190,072

The following table provides information about our portfolio of loans held for investment by type of loan for the past five years:

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Commercial	$9,897,561	$8,861,580	$9,133,444	$9,117,546	$8,373,398
Energy	721,373	766,217	1,425,309	1,631,371	1,130,000
Mortgage finance	7,475,497	9,079,409	8,169,849	5,877,524	5,308,160
Real estate	4,777,530	5,794,624	6,008,040	6,050,083	5,960,785
Gross loans held for investment	22,871,961	24,501,830	24,736,642	22,676,524	20,772,343
Unearned income (net of direct origination costs)	(65,007)	(70,970)	(90,380)	(108,450)	(97,931)
Total loans held for investment, net	$22,806,954	$24,430,860	$24,646,262	$22,568,074	$20,674,412
The Texas Market
Our business is concentrated in Texas. The Texas market for banking services is highly competitive. We compete with national, regional and local bank holding companies and commercial banks. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as non-bank lenders, commercial finance and leasing companies, consumer finance companies, financial technology, or fintech, companies, securities firms, insurance companies, full-service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. We believe that many commercial businesses and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to customers with regard to their banking needs.
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
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business that offer specialized loan and deposit products to businesses and individuals regionally and throughout the nation, including mortgage finance, homebuilder finance, insurance premium finance, lender finance, asset-based lending, and Bask Bank, an online banking division that offers depositors American Airlines AAdvantage® miles instead of interest. We believe these business lines help us mitigate our geographic concentration risk in Texas. We continue to seek opportunities to develop additional lines of business that leverage our capabilities and are consistent with our business strategy.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy has been to grow an independent bank that has focused primarily on commercial businesses and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we employ the following strategies:
•offering a differentiated banking experience to commercial businesses and successful professionals and entrepreneurs who value a broad relationship with our Bank;
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

On September 1, 2021, we announced key updates to our long-term strategy. This new long-term strategy includes the following key steps that we are taking to build a technology-enabled operating model:
•organizing around client delivery and investing in technology;
•expanding products and services; and
•enhancing accountability and maintaining financial resilience.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:
•commercial loans for general corporate purposes, including financing for working capital, organic growth, acquisitions and financing for business insurance premiums;
•real estate term and construction loans;
•mortgage warehouse lending;
•equipment finance and leasing;
•treasury management services, including online banking and debit and credit card services;
•investment banking services; and
•letters of credit.
Individual Customers.    We also provide complete banking services for our individual customers, including:
•personal wealth management and trust services;
•certificates of deposit (“CDs”) and individual retirement accounts (“IRAs”);
•interest-bearing and non-interest-bearing checking accounts;
•traditional money market and savings accounts;
•loans, both secured and unsecured;
•online and mobile banking;
•investment banking services; and
•Bask Bank, an online banking division offering depositors American Airlines AAdvantage® miles instead of interest.
Lending Activities
We target our lending to commercial businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers, including our Bank's Chief Risk Officer, our Bank’s Chief Credit Officer and other Bank officers as deemed appropriate, and is subject to oversight by the Risk Committee of the Company's board of directors. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.
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
We generally extend variable rate loans in which the interest rate fluctuates with a specified reference rate and frequently provide for a minimum floor rate. Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we have ceased originating LIBOR-based products and began originating Bloomberg Short Term Yield Index based loans in December 2021. We are prepared with other alternative benchmarks, as necessary, to support the transition from LIBOR. Over the next 18 months, we will continue to transition all of our remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.
Our mortgage finance business encounters seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings.
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
As part of our commitment to address diversity, equity and inclusion (“DEI”) we have a DEI Council, co-chaired by our Chief Executive Officer and Chief Human Resources Officer and made up of colleagues from departments across our organization, that aims to steer our DEI strategies. The DEI Council is working to develop DEI goals and metrics that will be integrated into our business strategy. Through routine strategy sessions and planning, the DEI Council continues to explore the evolution of DEI at the Company.
Among our highest priorities in 2021 was the safety, well-being and stability of our employees during the continuation of the COVID-19 pandemic. We focused on providing employee support to address work, life, financial and health-related matters. This included programs and benefits to ease work-from-home challenges and address the medical and other support needs of those directly impacted by COVID-19. We took significant measures to provide employees with a sense of safety, security, and certainty in response to the COVID-19 pandemic, by establishing social distancing and hygiene and environmental safety protocols for on-site workers at our banking centers and offices. We also provided free COVID-19 testing for employees enrolled in our medical coverage and developed tracking and reporting solutions to monitor employee circumstances related to the COVID-19 pandemic.
We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance. During 2021, we enhanced our performance management process, and implemented a more defined process for succession planning deeper into the organization. We also enhanced parental bonding leave benefits.
We also made enhancements to our training and development program during 2021 which included the creation and launch of training targeted for people managers, packaging of current online training courses to align with career paths, the launch of an analyst program that included several months of training in preparation to transition to frontline banking positions and the creation of technical training focused on bank employees.

At December 31, 2021, we had 1,751 employees, nearly all of whom are full time and of which approximately 50% were female and 40% were minorities. Due to our significant Texas-based operations and branch-lite network, the majority of our employees are based in Texas.
None of our employees is represented by a collective bargaining agreement, and we consider our relations with our employees to be good.
Regulation and Supervision
General.    We and our Bank are subject to extensive federal and state laws and regulations that impose specific requirements on us and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations generally are intended for the protection of the Bank's depositors, the Deposit Insurance Fund (“DIF”) of the FDIC and the stability of the U.S. banking system as a whole, rather than for the protection of our stockholders and creditors. Complying with the regulations discussed below did not have and is not expected to have a material effect on our capital expenditures, earnings and competitive position. We do not have any environmental control facilities, and we did not spend any capital expenditures on such facilities during 2021.
The following discussion summarizes certain laws, regulations and policies to which we and our Bank are subject. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
The Company’s activities are governed by the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is subject to primary regulation, supervision and examination by the Board of Governors of the Federal Reserve pursuant to the BHCA. We file quarterly reports and other information with the Federal Reserve. As a public company, we also file reports with the SEC and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the Nasdaq Global Select Market (“Nasdaq”), we are subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
Our Bank is organized as a Texas state-chartered bank, and is subject to primary regulation, supervision and examination by the Texas Department of Banking and the FDIC. Our Bank’s activities are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”) and by certain other federal and state agencies. Our Bank files quarterly reports of condition and income with the FDIC, which provides insurance for certain of our Bank’s deposits.
Our Bank has a wholly owned non-bank subsidiary, TCBI Securities, that is a registered broker-dealer with the SEC and a member of FINRA. TCBI Securities is subject to a number of regulatory bodies, including the SEC, FINRA, and state securities regulators.
Bank Holding Company Regulation.    The BHCA limits our business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. The Gramm-Leach-Bliley Act of 1999, as amended (the “GLB Act”), allows bank holding companies meeting certain management, capital and Community Reinvestment Act standards to elect to be treated as a financial holding company that may offer customers a more comprehensive array of financial products and services. We have elected to register with the Federal Reserve as a financial holding company. This authorizes us to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of our Bank or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting, providing investment and financial advice, leasing personal property and making merchant banking investments.
In order for us to undertake certain new activities permitted by the BHCA, we and our Bank must be considered “well capitalized” (as defined below) and well managed, our Bank must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act and we must notify the Federal Reserve within 30 days of engaging in the new activity.
Under Federal Reserve regulations, now largely authorized by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are expected to act as a source of financial and managerial strength to our Bank and commit resources to its support. Such support may be required even at times when a holding company may not be in a financial position, or otherwise inclined, to provide such resources. We also could in certain circumstances be required to guarantee the capital restoration plan of our Bank if it became undercapitalized.
It is the policy of the Federal Reserve that bank holding companies may maintain their existing rate of cash dividends on common stock only out of net income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected future capital needs, asset quality and financial condition. As a general matter, the Federal Reserve expects a bank holding company’s board of directors to inform it and to eliminate, defer or significantly reduce the bank holding company’s dividends if (i) the bank holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy provides that bank holding companies may not pay cash dividends in an amount that would undermine the holding company’s ability to serve as a source of strength to its banking subsidiary.
With certain limited exceptions, the BHCA and the Change in Bank Control Act of 1978, as amended (the “CIBC Act”), together with regulations promulgated thereunder, prohibit a person or company or a group of persons deemed to be an association or “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.
If, in the opinion of the applicable federal bank regulatory authorities, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends or repurchase or redemptions of securities), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe or unsound banking practice. Declaring or paying dividends that exceed its earnings for the relevant period could result in supervisory findings by the Federal Reserve. Federal Reserve regulations require that the Company, under certain circumstances, provide prior notice to or obtain prior approval for redemptions or repurchases of its equity securities. Under such regulations, the Federal Reserve may disapprove such actions if the Federal Reserve finds that they would constitute an unsafe or unsound practice or violate any law or Federal Reserve order.
Regulation of Our Bank by the Texas Department of Banking and the FDIC. Pursuant to applicable Texas and federal law, Texas state-chartered banks are permitted to engage in any activity permissible for national banks, including non-banking activities that are permissible for national banks. In addition, Texas state-chartered banks may engage in financial activities or activities incidental or complementary to a financial activity with the prior approval of the Commission.
Our Bank is subject to continuous regulation, supervision and examination by the Texas Department of Banking and the FDIC. Our regulators monitor all areas of our Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, liquidity, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe and sound lending and deposit gathering practices. Among other things, our Bank is required by its regulators to maintain specified capital ratios, file quarterly reports of its financial condition and results of operations and to obtain an annual audit of its financial statements.
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
Capital Adequacy Requirements.    Federal banking regulators adopted a system using certain risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies that is based upon the 1988 capital accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank regulators from the major industrialized countries that coordinates international standards for bank regulation. Under the guidelines, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, based generally on the perceived credit or other risks associated with the asset. Off-balance-sheet activities are assigned a credit conversion factor based on the perceived likelihood that they will become on-balance-sheet assets. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base, which is then measured against various forms of capital to produce capital ratios.
In 2010, the Basel Committee released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period that ended on January 1, 2019.

The Basel III Capital Rules, among other things, (i) establishes the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules also specify a capital measure for Tier 2 capital, which includes subordinated debt and a portion of the allowance for loan and lease losses, in each case, subject to certain regulatory requirements. Our preferred stock constitutes Additional Tier 1 capital and our subordinated notes constitute Tier 2 capital.
The Basel III Capital Rules set the Tier 1 risk-based capital requirement and the total risk-based capital requirement to a minimum of 6.0% and 8.0%, respectively, each plus a 2.5% capital conservation buffer composed entirely of CET1, producing targeted ratios of 8.5% and 10.5%, respectively, which were fully phased-in as of January 1, 2019 and for subsequent years. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. The leverage ratio requirement under the Basel III Capital Rules, calculated as the ratio of Tier 1 capital to total assets, is 4.0%. Under the rules now in effect, the Company and the Bank must maintain CET1, Tier 1 and total capital ratios that are equal to or greater than 7.0%, 8.5% and 10.5%, respectively, and a leverage ratio equal to or greater than 5.0%.
We have met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since we commenced filing of the applicable reports with our federal banking regulators. As of December 31, 2021 our Bank's CET1 ratio was 11.30% and its total risk-based capital ratio was 13.42% and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations, which is discussed in more detail below.
Because we had less than $15 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. As a non-advanced approaches banking organization, we have elected to exclude the effects of certain AOCI items included in stockholders’ equity for the determination of regulatory capital and capital ratios under the Basel III Capital Rules.
In December 2017, the Basel Committee published the last version of the Basel III regulatory reforms, which are commonly referred to as “Basel IV.” The Basel IV standards revised, among other things the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to banking organizations that are subject to the advanced approaches framework. The impact of the Basel IV standards on us and our Bank will depend on the manner in which it is implemented by the federal banking regulators.
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under accounting principles generally accepted in the United States (“GAAP”). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL on January 1, 2020, and have elected to utilize the five-year transition option.
Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements to reflect such changes. A regulatory capital ratio or category may not constitute an accurate representation of a financial institution’s overall financial condition or prospects. Our regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) established a system of prompt corrective action regulations and policies to resolve the problems of undercapitalized insured depository institutions. Under this system, insured depository institutions are ranked in one of five capital categories as described below. Regulators are required to take mandatory supervisory actions and are authorized to take other discretionary actions of increasing severity with respect to insured depository institutions in the three undercapitalized categories. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:
•Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, 6.5% CET1 capital ratio and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, 4.5% CET1 capital ratio and 4% leverage ratio;
•Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, a CET1 capital ratio of less than 4.5% or a leverage ratio of less than 4%;
•Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, a CET1 capital ratio of less than 3% or a leverage ratio of less than 3%; and
•Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.
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
Federal bank regulatory agencies are required to implement arrangements for prompt corrective action for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A bank rated “adequately capitalized” or below may not accept, renew or roll over brokered deposits unless it receives a waiver from the FDIC. A “significantly undercapitalized” institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a “critically undercapitalized” institution and generally must appoint a receiver or conservator if the capital deficiency is not corrected promptly.
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
In December 2020, the FDIC issued a final rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and generally reduces the scope of deposits that would be classified as brokered, which most directly affects banks rated as “adequately capitalized” or “undercapitalized”. The final rule became effective on April 1, 2021, with an extended compliance date of January 1, 2022. Compliance with the final rule did not have an impact to our classification of brokered deposits.
Federal bank regulators may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal banking guidelines provide that banking organizations experiencing significant growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Concentration of credit risks, interest rate risk (imbalances in rates, maturities or sensitivities) and risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.
The FDIC and the Federal Reserve also use a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In order to be considered well capitalized the leverage ratio must be at least 5.0%.
As of December 31, 2021, our Bank’s leverage ratio was 8.51% and is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.
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

Liquidity Requirements.    U.S. capital rules implementing the Basel III standards also include two quantitative liquidity tests for certain large banking organizations. One of the liquidity tests, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario.
The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements encourage the covered banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and to increase the use of long-term debt as a funding source.
While the LCR and NSFR tests are not currently applicable to us or our Bank, other relevant measures of liquidity are monitored by management and are reported to our board of directors. Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase in liquid assets or in the necessary capital to support the assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements and reported capital ratios to reflect such changes.
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the federal bank regulatory agencies, we were required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by federal bank regulatory agencies from the years 2016 to 2018. In response to this requirement we developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis, the results of which were furnished to regulators and published on our website, as well as conducting stress tests for internal use based upon economic scenarios we developed. The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), which amended portions of the Dodd-Frank Act, was enacted in 2018 and subsequently implemented by the federal banking regulators. The Regulatory Relief Act, terminated our stress testing requirements. However, we have continued to perform certain stress tests internally and have incorporated the economic models and information developed through our stress testing program into our risk management and business, capital and liquidity planning activities, which are subject to continuing regulatory oversight.
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
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience and situational awareness. In November 2021, the federal banking agencies approved a final rule that, among other things, would require banking organizations to notify their primary federal regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.”
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
Privacy and data security areas are expected to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other jurisdictions in which our customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.
Community Reinvestment Act.    The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned one of four ratings. Our Bank is subject to examination by the FDIC. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Our Bank's strategic focus on serving commercial customers in regional and national markets from a limited number of branches makes it more challenging for us to satisfy CRA requirements as compared to banks of comparable size that focus on providing retail banking services in markets where they maintain a network of full-service branches.
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The FDIC has not finalized the revisions to its CRA rule. The OCC finalized its CRA rule in 2020, but, effective January 1, 2022 rescinded it and replaced it with the OCC’s prior CRA rule. The Federal Reserve has so far only issued an Advance Notice of Proposed Rulemaking on its CRA rules.
The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970, and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and other suspicious activity and to verify the identity of their customers and apply additional scrutiny to customers considered to present greater than normal risk. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, we have expended, and expect to continue to expend, significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by our Bank in the conduct of its business in order to ensure compliance. We are responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for our Bank.
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
Enforcement actions against us, our Bank and our officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers or other institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action regulations, the termination of deposit insurance (in the case of our Bank) and the appointment of a conservator or receiver for our Bank. Civil money penalties can be over $2 million for each day a violation continues.
Transactions with Affiliates and Insiders.    Our Bank is subject to Section 23A of the Federal Reserve Act, as amended (the “FRA”) which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by our Bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances made by our Bank to third party borrowers that are collateralized by securities or obligations of the Bank’s affiliates. Our Bank is also subject to Section 23B of the FRA, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.
We are subject to restrictions on extensions of credit to insiders (namely executive officers, directors, and 10% stockholders) and their related interests. These restrictions are contained in the FRA and Federal Reserve Regulation O and apply to all insured depository institutions as well as their subsidiaries and holding companies. These restrictions include limits on loans to any individual insider and such insider's related interests and certain conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution’s total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Additional restrictions on transactions with affiliates and insiders are discussed in the Dodd-Frank Act section below.
Restrictions on Payment of Dividends by Our Bank.    The sole source of funding of our parent company financial obligations has consisted of proceeds of capital markets transactions and cash payments from our Bank for debt service and dividend payments with respect to our preferred stock issued to us by the Bank. We may in the future seek to rely upon receipt of dividends paid by our Bank to meet our financial obligations. Our Bank is subject to federal banking law requirements concerning the payment of dividends, including, under the FDICIA, our Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized.
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to ensure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, as required by the Dodd-Frank Act, the Federal Reserve, the FDIC and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented.
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
For 2021, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of our Bank ranged from 1.5 to 40 basis points. As a “large” institution for purposes of determining FDIC insurance assessments, our Bank was until December 31, 2018, subject to additional surcharges to rebuild the DIF to a reserve ratio (DIF balance divided by total insured deposits) equal to 1.35%.
The Dodd-Frank Act.    In 2010, the Dodd-Frank Act became law and has had a broad impact on the financial services industry, imposing significant regulatory and compliance changes. The following discussion provides a brief summary of certain provisions of the Dodd-Frank Act that may have an effect on us.
The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which the statutorily prescribed collateral amounts must be maintained for covered credit transactions must be satisfied. Insider transaction limitations are expanded through the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements and securities lending or borrowing transactions. Restrictions on certain asset sales to and from certain insiders to an institution were also expanded to include a broader range of insiders, to always require the transactions be on market terms and, in certain circumstances, to also require approval of the transaction by a majority of the disinterested members of the institution’s board.
The Dodd-Frank Act increases the risk of “secondary actor liability” for lenders that provide financing or other services to customers offering financial products or services to consumers, as our Bank does in our mortgage finance and lender finance lines of business. The Dodd-Frank Act can impose liability on a service provider for knowingly or recklessly providing substantial assistance to a customer found to have engaged in unfair, deceptive or abusive practices that injure a consumer. This exposure contributes to increased compliance and other costs in connection with the administration of credit extended to entities engaged in providing financial products and services to consumers.
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
ITEM 1A.     RISK FACTORS
Our business is subject to risk. The following discussion, along with management’s discussion and analysis and our financial statements and footnotes, sets forth the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on our business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that we face. The occurrence of the described risks could cause our results to differ materially from those described in our forward-looking statements included elsewhere in this report or in our other filings with the SEC, and could have a material adverse impact on our business, financial condition or results of operations.
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
•Our future profitability depends, to a significant extent, upon our commercial business customers.
•Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance.
•We are subject to certain other risks related to our transition away from our mortgage correspondent aggregation business.
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
•We may be adversely affected by the transition away from LIBOR for our variable rate loans, derivative contracts and other financial assets and liabilities.
Strategic Risks
•We must be effective in developing and executing new lines of business and new products and services while managing associated risks.
•We compete with many banks and other financial service providers.
•We must effectively execute our business strategy in order to continue our asset and earnings growth.
Operational Risks
•We, our vendors and customers must effectively manage our information systems and cyber risk which may experience disruption, failure or breach in security.
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
•The soundness of other financial institutions could adversely affect us.
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
•Climate change has the potential to disrupt our business and adversely impact the operations and creditworthiness of our clients.
•Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
•Negative public opinion could damage our reputation and adversely affect our earnings.

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
A significant portion of our assets consists of commercial loans, which involve a high degree of credit risk. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2021, approximately 43% of our portfolio of loans held for investment was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by commercial and residential real estate. At December 31, 2021, approximately 54% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.
Our future profitability depends, to a significant extent, upon our commercial business customers. Our future profitability depends, to a significant extent, upon revenue we receive from commercial business customers, and their ability to continue to meet their loan obligations. Adverse economic conditions or other factors affecting this market segment, and our failure to timely identify and react to unexpected economic downturns, may have a greater adverse effect on us than on other financial institutions that have a more diversified customer base. Additionally, our inability to grow our commercial business customer base in a highly competitive market could affect our future growth and profitability.
Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance. Although more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant compared to other peer banks. A majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. While the Texas economy is more diversified than in the 1980s, the energy sector continues to play an important role. At December 31, 2021, our outstanding energy loans represented 3% of total loans held for investment. Furthermore, energy production and related industries represent a significant part of the economies in some of the primary markets in which we operate. Our energy loans consist primarily of producing reserve-based loans to exploration and production companies, with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses are significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. There is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
We are subject to certain other risks related to our transition away from our mortgage correspondent aggregation business. In 2015, we launched our MCA business, a correspondent lending program that complemented our mortgage warehouse lending business. On April 20, 2021, we entered into an agreement to sell our portfolio of mortgage servicing rights (“MSRs”) and to transition the MCA program to a third-party. At December 31, 2021, we have $8.1 million in loans held for sale remaining on our balance sheet. Volatility in the mortgage industry has caused uncertainty related to the pricing of these mortgage loans when they are sold or securitized. This volatility may cause the actual returns on mortgage sales or securitization transactions to be less than anticipated.
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
We must maintain an appropriate allowance for credit losses. Our experience in the banking industry indicates that some portion of our loans will become delinquent, and some may only be partially repaid or may never be repaid at all. We maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current and future economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged off, from the allowance. Our methodology for establishing the appropriateness of the allowance for credit losses on loans depends on our subjective application of risk grades as indicators of each borrower’s ability to repay specific loans, together with our assessment of how actual or projected changes in competitor underwriting practices, competition for borrowers and depositors and other conditions in our markets are likely to impact improvement or deterioration in the collectability of our loans as compared to our historical experience.
Our business model makes our Bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in our market and our individual loans are generally larger as a percentage of our total earning assets than other banks. We have substantially increased our liquidity in recent years, and these funds have primarily been invested in low-yielding deposits with federal agencies and other financial institutions. And, we have had a substantially smaller portion of our assets consist of securities and other earning asset categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. During 2021, these balances have remained elevated, although they have begun to run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products; however, the most significant portion of earning assets still remains in loans. The failure to maintain above-peer credit quality metrics would have a material adverse impact on our growth and profitability. Historically, we have sought to take action prior to economic downturns by slowing growth rates and decreasing the risk level of our assets by, among other things, allowing runoff of loans that we believe may not perform well during a weakening or declining economic environment.
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
Liquidity Risks
We must effectively manage our liquidity risk. Our Bank requires liquidity in the form of available funds to meet deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. While we are not subject to Basel III liquidity regulations, the adequacy of our liquidity is a matter of regulatory interest given the significant portion of our balance sheet represented by loans as opposed to securities and other more marketable investments. Our Bank’s principal source of funding consists of customer deposits, supplemented by our short-term and long-term borrowings, including federal funds purchased and FHLB borrowings. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our residential mortgage assets. A substantial majority of our Bank’s liabilities consist of demand, savings, checking and money market deposits, which are payable on demand or upon relatively short notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans and mortgage loans held for sale, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
We have historically held smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. During 2020 and continuing into 2021, we deployed some of our excess liquidity into marketable securities. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on our Bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our Bank will be able to make new loans, meet ongoing funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our Bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our Bank, including our credit ratings.
Our Bank sources a significant volume of its demand deposits from financial services companies, mortgage finance customers and other commercial sources, resulting in a larger percentage of large deposits and a smaller number of sources of deposits than would be typical of other banks in our markets, creating concentrations of deposits that carry a greater risk of unexpected material withdrawals. In recent periods, over half of our total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor our financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting our Bank or their businesses. Significant deterioration in our credit quality or a downgrade in our credit ratings could affect funding sources such as financial institutions and broker dealers. In response to this risk, we have increased our liquidity and developed more sophisticated techniques for monitoring and planning for changes in liquidity and capital over the past several years, but there is no assurance that we will maintain or have access to sufficient funding and capital to fully mitigate our liquidity risk.
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
If we do not maintain our regulatory capital above the level required to be well capitalized we would be required to obtain FDIC consent for us to continue to accept, renew or roll over most deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. We could also be required to suspend or eliminate deposit gathering from any source classified as “brokered” deposits. The FDIC can change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in our balances of relationship brokered deposits could have a material adverse effect upon our financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of our liquidity.
Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from a Federal Reserve Bank (“FRB”) or the Federal Home Loan Bank (“FHLB”). Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot offer assurance that capital and funding will be available to us in the future, in needed amounts, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in our Bank having capital ratios that are below internally targeted levels or even levels that could cause our Bank to not be well capitalized and could affect liquidity levels. At the same time, managing this risk by declining to respond fully to the needs of our customers could severely impact our business. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the FHLB. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. In response to competitive pressures, we sometimes find it necessary to pay interest on some of these accounts, as regulations allow or require and this trend may continue, which can affect our ability to reduce our costs of funds. Individual escrow account balances also experience significant variability monthly as principal and interest payments, as well as ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated capital and funding requirements, any such action might significantly damage our business and important mortgage finance relationships.
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
Periods of unusually low or volatile interest rates have a material effect on our earnings. During the first quarter of 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. At the most recent meeting, the Federal Reserve voted to maintain this target range, but indicated that the economic recovery pace was such that a rate increase was likely in early 2022 with additional rate increases to potentially follow.
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
We may be adversely affected by the transition away from LIBOR for our variable rate loans, derivative contracts and other financial assets and liabilities. Our business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021.
We have established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we have ceased originating LIBOR-based products and began originating Bloomberg Short Term Yield Index based loans in December 2021. We are prepared with other alternative benchmarks, as necessary, to support the continued transition from LIBOR. Over the next 18 months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates. Any successor or replacement interest rates to LIBOR may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact our reputation.
Strategic Risks
We must be effective in developing and executing new lines of business and new products and services while managing associated risks. Our business strategy requires that we develop and grow new lines of business and offer new products and services within existing lines of business in order to ensure future client acquisition and retention of existing clients and realize our strategic priorities for both loans and deposits. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that we invest significant time and resources before new sources of revenues, funding and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible or their realization may be delayed. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of our system of internal controls and risk management strategies. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond our control. Our regulators could determine that our risk management practices are not adequate or our capital levels are not sufficiently in excess of well capitalized levels and take action to restrain our growth. Failure to successfully manage these risks, generally and to the satisfaction of our regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
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
We must effectively execute our business strategy in order to continue our asset and earnings growth. Our core strategy is to develop our business principally through organic growth by offering a differentiated banking experience to companies in high-value business segments. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies. In order to execute our business strategy successfully, we must, among other things:
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

Operational Risks
We, our vendors and customers must effectively manage our information systems and cyber risk which may experience disruption, failure or breach in security. We, our vendors and customers all rely heavily on communications and information systems to conduct our respective businesses, store sensitive data and work effectively together. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of our larger competitors invest substantially greater resources in technological capabilities than we do. We may not be able to effectively protect, develop and manage mission critical systems and IT infrastructure to support strategic business initiatives, which could impair our ability to achieve financial, operational, compliance and strategic objectives and negatively affect our business, results of operations or financial condition.
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
We collect and store sensitive data, including personally identifiable information of our customers and employees and in the ordinary course of business must allow certain of our vendors access to that data. Breaches of our systems or our vendors' or customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we or our vendors are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.
Breaches can be perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers' computers. Although we, with the help of third-party service providers, will continue to implement information security technology solutions and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers and evaluate and impose security requirements on our vendors regarding protection of their respective information systems, but there is no assurance that these actions will have the intended positive effects or will be effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships. Successful cyber-attacks on our Bank, vendors or customers may affect the reputation of our Bank, and failure to meet customer expectations could have a material impact on our ability to attract and retain deposits as a primary source of funding.
A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Legal, Regulatory and Compliance Risks
We are subject to extensive government regulation and supervision. We, as a bank holding company and financial holding company, and our Bank as a Texas state-chartered bank, are subject to extensive federal and state regulation and supervision, and the potential for regulatory enforcement actions, that impact our business on a daily basis. See the discussion above at Business - Regulation and Supervision. These regulations affect our lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and our ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers.
The level of regulatory scrutiny that we are subject to may fluctuate over time, based on numerous factors. In addition, Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act, Basel III Capital Rules, European Union's General Data Protection Regulations and California Consumer Privacy Act result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom we compete.
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
We must maintain adequate regulatory capital to support our business objectives. Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if our Bank's reported capital exceeds the “well capitalized” requirements. Our ability to maintain our status as a financial holding company and to continue to operate our Bank as we have in recent periods is dependent upon a number of factors, including our Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon our company qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.
Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:
•brokered deposits;
•FRB discount window;

•advances from the FHLB;
•capital markets transactions; and
•development of new financial services.
Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and our regulators. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing stockholders.
We are subject to claims and litigation in the ordinary course of our business, including claims that may not be covered by our insurers. Customers and other parties we engage with assert claims and take legal action against us on a regular basis and we regularly take legal action to collect unpaid borrower obligations, realize on collateral and assert our rights in commercial and other contexts. These actions frequently result in counter claims against us. Litigation arises in a variety of contexts, including lending activities, employment practices, commercial agreements, fiduciary responsibility related to our wealth management services, intellectual property rights and other general business matters.
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
The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects have been and are expected to continue to be significant. During 2020, as a result of the uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic, business and consumer customers of the Bank experienced varying degrees of financial distress, which is expected to continue over coming months and may likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. During 2021, restrictive measures taken by governments, businesses and individuals eased and the U.S. economy began to improve. With the recent outbreak of the Omicron variant, we may experience additional uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity, which may lead to the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses. Disruptions to our customers’ businesses could also result in declines in, among other things, wealth management revenue. These new developments as a consequence of the pandemic may materially impact our business and the businesses of our customers and may have a material adverse effect on our financial results as the pandemic continues.
Effective June 1, 2021, we returned to pre-pandemic business operations and brought 100% of our workforce back into the office. Our branch locations are currently open and operating during normal business hours. In order to protect the health of our customers and employees, we continue to take additional precautions within our branch locations, including enhanced cleaning procedures. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.
COVID-19 does not yet appear to be contained and the continued outbreak of new variants of COVID-19 could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of any vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.
The soundness of other financial institutions could adversely affect us. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There can be no assurance that any such losses would not materially and adversely affect our results of operations.
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
Climate change has the potential to disrupt our business and adversely impact the operations and creditworthiness of our clients. Climate change has caused severe weather patterns and events that could disrupt operations at one or more of our locations, which may disrupt our ability to provide financial products and services to our clients. Climate change could also have a negative effect on the financial status and creditworthiness of our clients, which may decrease revenues and business activities from those clients, increase the credit risk associated with loans and other credit exposures to such clients, and decrease the value of our warrants and direct equity investments in such clients, if any.
Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business. The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States government has rejoined the Paris Climate Agreement, the most recent international climate change accord, while the U.S. Congress, state legislatures and federal and state regulatory agencies are likely to continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In addition, the federal banking agencies under the current President’s Administration may address climate-related issues in their agendas in various ways, including by increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Each of the above-described initiatives, as well as other similar initiatives, may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
Negative public opinion could damage our reputation and adversely affect our earnings. Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential client information. Our brand and reputation may also be harmed by actions taken by third parties that we contract with to provide services to the extent such parties fail to meet their contractual, legal and regulatory obligations or act in a manner that is harmful to our clients. If we fail to supervise these relationships effectively, we could also be subject to regulatory enforcement, including fines and penalties. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors but our efforts may not be sufficient.
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

The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2021, we had $375.0 million outstanding in subordinated notes issued by our holding company and $113.4 million outstanding in junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2021, our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2021, we had issued and outstanding 300,000 shares of our 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and 12 million depositary shares, each representing 1/40th interest in a share of the Series B preferred stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
Our Bank’s subordinated indebtedness is unsecured and subordinate and junior in right of payment to the Bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, its obligations to any FRB, certain obligations to the FDIC, and its obligations to its other creditors, whether now outstanding or hereafter incurred, except any obligations which expressly rank on a parity with or junior to the subordinated notes.

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

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 8, 2022, there were approximately 158 holders of record of our common stock. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2021, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2016. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Texas Capital Bancshares, Inc.	$100.00	$113.39	$65.17	$72.41	$75.89	$76.85
Russell 2000 Index (RTY)	100.00	113.05	99.59	122.97	145.09	164.90
Nasdaq Bank Index (CBNK)	100.00	103.66	85.75	103.79	93.14	129.47

TCBI Stock Performance Graph
200
150
100
50
Dec, 2016
Apr, 2017
Aug, 2017
Dec, 2017
Apr, 2018
Aug, 2018
Dec, 2018
Apr, 2019
Aug, 2019
Dec, 2019
Apr, 2020
Aug, 2020
Dec, 2020
Apr, 2021
Aug, 2021
Dec, 2021
TCBI
Russell 2000 Index
NASDAQ Bank Index

Source: Bloomberg

ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included in this Annual Report on Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10K filed with the SEC on February 9, 2021, for discussion of our results of operations for the years ended December 31, 2020 and 2019.
Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “intends,” “seeks,” “likely,” “should,” “may,” “could” and other similar expressions.
Forward-looking statements may include, among other things and without limitation, statements about the credit quality of our loan portfolio, our liquidity, general economic conditions in the United States and in our markets, including with respect to interest rates and the market generally, the continued impact on our customers from volatility in oil and gas prices, the material risks and uncertainties for the U.S. and world economies, and for our business, resulting from the COVID-19 pandemic, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies (including new lines of business, products and services) and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, and technologies (including new technologies and information security risks).
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:
•Deterioration of the credit quality of our loan portfolio or declines in the value of collateral due to external factors or otherwise.
•The unpredictability of economic and business conditions that may impact us or our customers.
•The COVID-19 pandemic on us and our customers, employees and third-party service providers. It is not possible to accurately predict the extent, severity or duration of the COVID-19 pandemic or to what level and when normal economic and operational conditions will return and remain. This includes related costs and liabilities associated with legal and regulatory proceedings, investigations, inquiries and related matters with respect to the financial services industry, including those directly involving us or our Bank and arising from our participation in government stimulus programs responding to the economic impact of the COVID-19 pandemic.
•Our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding to us.
•Our ability to effectively manage our information technology systems (including external vendors), on which we are highly dependent. This also includes our ability to, among other things, manage such risks and to prevent cyber-incidents against us, our customers or our third-party vendors, or to manage risks from failures, disruptions or security breaches affecting us, our customers or our third-party vendors.
•The costs and effects of cyber-incidents or other failures, disruptions or security breaches of our systems or those of our third-party providers.
•Changes in interest rates.
•Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate.
•Adverse or unexpected economic or market conditions and other factors in Texas, the United States or internationally that could affect the credit quality of our loan portfolio, our operating performance or our ability to access the capital markets or other sources of funding to become less advantageous.

•The failure to effectively balance our funding sources with cash demands by depositors and borrowers, the failure to maintain capital ratios as a result of adverse changes in our operating performance or financial condition or changes in applicable regulations or interpretations of regulations that impact our business or the characterization or risk weight of our assets.
•Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting assumptions or models.
•The failure to effectively manage our interest rate risk.
•The failure of our enterprise risk management framework (including our risk management strategies and procedures and related controls), our compliance program, or our corporate governance and supervisory oversight functions to timely identify and address emerging risks adequately.
•Uncertainty regarding the upcoming transition away from the London Interbank Offered Rate, or LIBOR, toward new interest rate benchmarks and our ability to successfully implement any new interest rate benchmarks.
•Our ability to comply with applicable governmental regulations, including legislative and regulatory changes that may impose further restrictions and costs on our business, any regulatory enforcement actions that may be brought against us and the effect of changes in laws, regulations, policies and guidelines (including, among others, those concerning taxes, banking, accounting, securities and monetary and fiscal policies) with which we must generally comply.
•Risks related to the U.S. federal government actions impacting us, such as a participating lender in the Small Business Administration’s PPP and the impact of the Tax Cuts and Jobs Act on us and our customers.
•Claims and litigation that may arise in the ordinary course of business, including those that may not be covered by our insurers.
•The failure to successfully execute our business strategy, which may include expanding into new markets, developing and launching new lines of business or new products and services, completing planned transactions or to successfully manage the risks related to certain aspects of our business strategy.
•The failure to identify, attract and retain key personnel.
•Increased or more effective competition from banks and other financial service providers in our markets.
•The susceptibility of fraud on our business.
•The failure to maintain adequate regulatory capital to support our business.
•Environmental liability associated with properties related to our lending activities.
•Severe weather, natural disasters, acts of war or terrorism and other external events.
•Risks relating to our securities, including the volatility of our stock price, trading volume, rights of holders of our indebtedness and preferred stock, our decision to not currently pay dividends on our common stock, and other related factors.
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

Overview of Our Business Operations
We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to effectively service and manage a large number of loans and deposit accounts in multiple markets in Texas, as well as several lines of business serving a regional or national clientele of commercial borrowers. Early in 2021, we embarked on an enterprise-wide transformation which included detailed reviews of all of our business lines, our operating model, our investment spend and our overall strategy, which resulted in the September 1, 2021 announcement by management of our new long-term strategy. This new long-term strategy is intended to ensure that we are best positioned to serve clients and capitalize on business opportunities going forward. This new plan includes focusing on building an operating model organized around client delivery and investing in technology. To achieve these goals we are pursuing an aggressive hiring plan to significantly increase the number of client-facing professionals by 2025, and we are also investing in new technologies and lines of business to become a full-service financial services firm for our clients, with the goal of improving client relationships and fee income. We are investing in treasury solutions product and service offerings, building on our existing private wealth business and expanding the scope of our investment banking product and service offerings.
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
In December 2021, the Company received approval from the SEC and FINRA for registration and FINRA membership of TCBI Securities, a wholly owned non-bank subsidiary of the Bank. TCBI Securities will provide investment banking products and services to our customers.
Significant transactions affecting our financial statements during the year ended December 31, 2021 included:
•Issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B and issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Net proceeds from the sale totaled $289.7 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank, and was used to redeem our 6.5% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms;
•Issuance of $275.0 million in senior unsecured credit-linked notes that mature on September 30, 2024. The net proceeds of the offering are being used to expand the Bank's warehouse lending program and better serve our clients in all market environments;
•Sale of our portfolio of MSRs and transition of the MCA program to a third-party. For additional information, see Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Issuance and sale of $375.0 million of 4.00% fixed-to-fixed rate subordinated notes due 2031. For additional information, see Note 11 - Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Redemption of our 6.50% non-cumulative perpetual preferred stock, Series A. For additional information, see Note 20 - Material Transactions Affecting Stockholders' Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Redemption of our 6.50% subordinated notes due 2042. For additional information, see Note 11 - Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report;
•Negative provision for credit losses of $30.0 million for full year 2021, primarily reflecting improvements in the economic outlook as the economy recovered from the impacts of the COVID-19 pandemic during 2021 combined with a decrease in criticized loans; and
•Write-off of $12.0 million of certain software assets to reposition our capitalized technology investment to align with the long-term strategy as announced by management in the third quarter of 2021.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has had, and continues to have, a significant impact on the global community. The related restrictive measures taken by governments, businesses and individuals have caused and continue to cause uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures began to be eased during 2021, the U.S. economy has begun to improve from 2020, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.
Effective June 1, 2021, we returned to pre-pandemic business operations and brought 100% of our workforce back into the office. Our branch locations are currently open and operating during normal business hours. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.
We have taken deliberative actions toward our goal of ensuring that we have the balance sheet strength to serve our clients and communities, including by seeking to increase our liquidity and manage our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the COVID-19 pandemic include the duration of any COVID-19 outbreaks and any related variants, the availability and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results for the year ended December 31, 2020. While the economy began to recover in 2021, uncertainty still exists, but we believe we are well-positioned to operate effectively through the present economic environment.
Results of Operations
Year ended December 31, 2021 compared to year ended December 31, 2020
Selected income statement data and key performance indicators are presented in the table below:

	For the Year Ended December 31
(dollars in thousands except per share data)	2021	2020	2019
Net interest income	$768,837	$851,321	$969,231
Provision for credit losses	(30,000)	258,000	75,000
Non-interest income	138,230	202,981	102,368
Non-interest expense	599,012	704,356	600,289
Income before income taxes	338,055	91,946	396,310
Income tax expense	84,116	25,657	84,295
Net income	253,939	66,289	312,015
Preferred stock dividends	18,721	9,750	9,750
Net income available to common stockholders	$235,218	$56,539	$302,265
Earnings per common share - basic	$4.65	$1.12	$6.01
Earnings per common share - diluted	$4.60	$1.12	$5.99
Net interest margin	2.07%	2.34%	3.24%
Return on average assets	0.67%	0.18%	1.01%
Return on average common equity	8.35%	2.10%	11.95%
Non-interest income to average earning assets	0.37%	0.56%	0.34%
Efficiency ratio(1)	66.0%	66.8%	56.0%
Non-interest expense to average earning assets	1.61%	1.93%	2.00%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
We reported net income of $253.9 million and net income available to common stockholders of $235.2 million, or $4.60 per diluted common share, for the year ended December 31, 2021, compared to net income of $66.3 million and net income available to common stockholders of $56.5 million, or $1.12 per diluted common share, for 2020. Return on average common equity (“ROE”) was 8.35% and return on average assets (“ROA”) was 0.67% for the year ended December 31, 2021, compared to 2.10% and 0.18%, respectively, for 2020. The increase in net income, ROE and ROA for the year ended December 31, 2021 resulted primarily from a $288.0 million decrease in the provision for credit losses and a $105.3 million decrease in non-interest expense, partially offset by decreases of $82.5 million and $64.8 million in net interest income and non-interest income, respectively, and a $58.5 million increase in income tax expense.
Details of the changes in the various components of net income are discussed in detail below.

Consolidated Daily Average Balances, Taxable-Equivalent Net Interest Income, and Yields/Rates

	Year ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment Securities—taxable	$3,401,558	$35,985	1.06%	$689,590	$10,112	1.47%	$37,574	$1,611	4.29%
Investment Securities—non-taxable(2)	187,007	8,651	4.63%	195,741	9,320	4.76%	176,328	8,915	5.06%
Federal funds sold	1,511	1	0.09%	114,141	693	0.61%	73,946	1,529	2.07%
Interest-bearing deposits in other banks	10,547,642	13,232	0.13%	9,653,129	27,569	0.29%	3,483,254	71,093	2.04%
Loans held for sale	90,066	2,481	2.75%	1,114,311	36,369	3.26%	2,688,677	112,526	4.19%
Loans held for investment, mortgage finance	7,881,791	239,205	3.03%	8,589,762	285,212	3.32%	6,999,585	241,665	3.45%
Loans held for investment(1)(2)	15,328,390	579,213	3.78%	16,377,733	674,226	4.12%	16,803,930	923,739	5.50%
Less reserve for loan losses	234,973	—	—	248,563	—	—	200,283	—	—
Loans held for investment, net	22,975,208	818,418	3.56%	24,718,932	959,438	3.88%	23,603,232	1,165,404	4.94%
Total earning assets	37,202,992	878,768	2.36%	36,485,844	1,043,501	2.86%	30,063,011	1,361,078	4.53%
Cash and other assets	937,264			1,030,357			952,994
Total assets	$38,140,256			$37,516,201			$31,016,005
Liabilities and stockholders’ equity
Transaction deposits	$3,447,849	$20,657	0.60%	$4,090,591	$32,836	0.80%	$3,535,282	$68,908	1.95%
Savings deposits	11,180,645	36,459	0.33%	12,346,904	74,950	0.61%	9,780,532	168,856	1.73%
Time deposits	1,716,642	8,391	0.49%	2,867,579	38,331	1.34%	2,351,698	55,773	2.37%
Total interest-bearing deposits	16,345,136	65,507	0.40%	19,305,074	146,117	0.76%	15,667,512	293,537	1.87%
Other borrowings(3)	2,399,280	4,613	0.19%	3,115,416	22,006	0.71%	3,038,095	70,265	2.31%
Long-term debt	802,112	37,628	4.69%	395,705	19,963	5.05%	395,342	21,790	5.51%
Total interest-bearing liabilities	19,546,528	107,748	0.55%	22,816,195	188,086	0.82%	19,100,949	385,592	2.02%
Demand deposits	15,186,455			11,567,549			8,989,104
Other liabilities	274,357			295,710			246,931
Stockholders’ equity	3,132,916			2,836,747			2,679,021
Total liabilities and stockholders’ equity	$38,140,256			$37,516,201			$31,016,005

Net interest income(2)		$771,020			$855,415			$975,486
Net interest margin			2.07%			2.34%			3.24%
Net interest spread			1.81%			2.04%			2.51%
Loan spread(4)			3.35%			3.36%			3.55%
(1)Average balances include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $47.8 million, $43.8 million and $46.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Taxable equivalent rates used where applicable.
(3)Includes federal funds purchased, repurchase agreements and FHLB borrowings. For additional details see Note 10 - Short-Term and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this report.
(4)Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2021/2020			2020/2019
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities(2)	$25,204	$94,581	$(69,377)	$8,906	$34,391	$(25,485)
Loans held for sale	(33,888)	(33,403)	(485)	(76,157)	(61,542)	(14,615)
Loans held for investment, mortgage finance	(46,007)	(24,329)	(21,678)	43,547	56,230	(12,683)
Loans held for investment(2)	(95,013)	(43,539)	(51,474)	(249,513)	(22,700)	(226,813)
Federal funds sold	(692)	(683)	(9)	(836)	1,092	(1,928)
Interest-bearing deposits in other banks	(14,337)	17,206	(31,543)	(43,524)	133,964	(177,488)
Total	(164,733)	9,833	(174,566)	(317,577)	141,435	(459,012)
Interest expense:
Transaction deposits	(12,179)	(3,451)	(8,728)	(36,072)	10,856	(46,928)
Savings deposits	(38,491)	(558)	(37,933)	(93,906)	45,495	(139,401)
Time deposits	(29,940)	(14,728)	(15,212)	(17,442)	12,330	(29,772)
Other borrowings	(17,393)	(4,304)	(13,089)	(48,259)	1,741	(50,000)
Long-term debt	17,665	20,103	(2,438)	(1,827)	20	(1,847)
Total	(80,338)	(2,938)	(77,400)	(197,506)	70,442	(267,948)
Net interest income(2)	$(84,395)	$12,771	$(97,166)	$(120,071)	$70,993	$(191,064)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $768.8 million for the year ended December 31, 2021 compared to $851.3 million for 2020. The decrease was primarily due to decreases in total average loans and earning asset yields, partially offset by an increase in average investment securities as well as declining cost of funds.
Average earning assets for the year ended December 31, 2021 increased by $717.1 million compared to the same period in 2020, and included a $2.7 billion increase in average total investment securities, reflecting the deployment of excess liquidity into higher-yielding investment securities, and an $894.5 million increase in average interest-bearing deposits in other banks, partially offset by a $2.8 billion decrease in average total loans. Throughout 2020, management took deliberate actions to increase the balance of interest-bearing deposits in other banks to ensure we had the balance sheet strength to serve our clients during the COVID-19 pandemic. In 2021, balances remained elevated, although began to run off in the later part of the year as we purchased investment securities and proactively exited certain high-cost indexed deposit products. The decrease in average loans held for sale resulted from the transition of the MCA program to a third-party in 2021. Average interest-bearing liabilities decreased $3.3 billion for the year ended December 31, 2021 compared to the same period in 2020, primarily due to a $3.0 billion decrease in average interest-bearing deposits and a $716.1 million decrease in other borrowings, partially offset by a $406.4 million increase in average long-term debt. Average demand deposits for the year ended December 31, 2021 increased to $15.2 billion from $11.6 billion for 2020.
Net interest margin for the year ended December 31, 2021 was 2.07% compared to 2.34% for 2020. The decrease was primarily due to the effect of declining interest rates on earning asset yields and a shift in earning asset composition, primarily increases in lower-yielding investment securities and interest-bearing deposits in other banks, partially offset by lower funding costs compared to 2020.
The yield on total loans held for investment, net, decreased to 3.56% for the year ended December 31, 2021 compared to 3.88% for 2020 and the yield on earning assets decreased to 2.36% for the year ended December 31, 2021 compared to 2.86% for 2020. The average cost of total deposits decreased to 0.21% for 2021 from 0.47% for 2020 and total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.28% for 2021 compared to 0.51% for 2020.

Non-interest Income

	Year ended December 31,
(in thousands)	2021	2020	2019
Service charges on deposit accounts	$18,674	$11,620	$11,320
Wealth management and trust fee income	13,173	9,998	8,810
Brokered loan fees	27,954	46,423	29,738
Servicing income	15,513	27,029	13,439
Investment banking and trading income	24,441	22,687	14,876
Net gain/(loss) on sale of loans held for sale	1,317	58,026	(20,259)
Other	37,158	27,198	44,444
Total non-interest income	$138,230	$202,981	$102,368
Non-interest income decreased by $64.8 million during the year ended December 31, 2021 to $138.2 million, compared to $203.0 million for 2020. This decrease was primarily due to decreases in net gain/(loss) on sale of loans held for sale, brokered loan fees and servicing income, all resulting from the 2021 sale of our MSR portfolio and transition of the MCA program to a third-party. Offsetting these decreases were increases in service charges, related to a change in fee structure for our deposits on analysis, wealth management and trust fee income, related to increases in assets under management and market values, and in other non-interest income, primarily related to a gain on the sale of a foreclosed asset.
Non-interest Expense

	Year ended December 31,
(in thousands)	2021	2020	2019
Salaries and employee benefits	$350,930	$340,529	$328,483
Net occupancy expense	33,232	34,955	32,989
Marketing	10,006	23,581	53,355
Legal and professional	41,152	52,132	52,460
Communications and technology	75,185	103,054	44,826
FDIC insurance assessment	21,027	25,955	20,093
Servicing-related expenses	27,765	64,585	22,012
Merger-related expenses	—	17,756	1,370
Other	39,715	41,809	44,701
Total non-interest expense	$599,012	$704,356	$600,289
Non-interest expense for the year ended December 31, 2021 decreased $105.3 million compared to 2020. The decrease was primarily due to decreases in marketing, legal, communication and technology expenses, servicing-related expenses and merger-related expenses, partially offset by an increase in salaries and employee benefits, resulting primarily from increased headcount in 2021. The decrease in servicing-related expenses resulted from the 2021 sale of our MSR portfolio and transition of the MCA program to a third-party. Communications and technology expense for the year ended December 31, 2021 included a $12.0 million write-off of certain software assets, as is discussed above, compared to $36.0 million included in the same period of 2020.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of these portfolio segments.

	December 31,
(in thousands)	2021	2020
Commercial	$9,897,561	$8,861,580
Energy	721,373	766,217
Mortgage finance	7,475,497	9,079,409
Real estate	4,777,530	5,794,624
Gross loans held for investment	$22,871,961	$24,501,830
Gross loans held for investment were $22.9 billion at December 31, 2021, a decline of $1.6 billion from 2020, primarily due to declines in mortgage finance and real estate loans, partially offset by an increase in commercial loans. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 33% of total loans held for investment at December 31, 2021 compared to 37% at December 31, 2020. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Despite the decline in 2021, balances in this portfolio remain elevated related to increases in volumes driven by continued lower long-term interest rates. The decline in the real estate loan portfolio was primarily due to above-average payoffs during 2021.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2021, we had $2.5 billion in syndicated loans, $688.2 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2021, $9.6 million of our syndicated loans were on non-accrual.
Portfolio Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of December 31, 2021, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects our loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
The table below summarizes the industry concentrations of our loans held for investment on a gross basis at December 31, 2021:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Financials (excluding banks)(1)	$5,733,059	25.0%
Real estate related services (not secured by real estate)	1,021,030	4.4%
Technology, telecom and media	428,699	1.9%
Retail	372,467	1.6%
Commercial services	295,332	1.3%
Oil & gas support services	236,277	1.0%
Machinery, equipment and parts manufacturing	225,156	1.0%
Materials and commodities	210,093	0.9%
Food and beverage manufacturing and wholesale	189,723	0.8%
Consumer services	182,349	0.8%
Transportation services	133,150	0.6%
Entertainment and recreation	129,321	0.6%
Government and education	127,229	0.6%
Healthcare and pharmaceuticals	71,457	0.3%
Diversified or miscellaneous	542,219	2.4%
Total commercial	9,897,561	43.2%
Energy	721,373	3.2%
Mortgage finance	7,475,497	32.7%
Real estate	4,777,530	20.9%
Total	$22,871,961	100.0%
(1)Includes premium finance loans that are generally secured by obligations of insurance carriers.
Our largest concentration of commercial loans held for investment in any single industry is in financials excluding banks. Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading. The next largest industry concentration of commercial loans held for investment is to commercial borrowers providing services to the real estate industry. Loans in this category are not secured by real property and are generally made to commercial borrowers that operate within the real estate industry, which include developers, contractors, professional service providers (such as architectural and interior design services), leasing, management, and other support type services.

We believe the loans we originate are appropriately collateralized under our credit standards. Approximately 96% of our loans held for investment are secured by collateral. The table below sets forth information regarding the distribution of our loans held for investment on a gross basis among various types of collateral at December 31, 2021:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Business assets	$8,035,080	35.0%
Other assets	441,261	1.9%
Highly liquid assets	436,345	1.9%
U. S. Government guaranty	83,462	0.4%
Municipal tax- and revenue-secured	67,613	0.3%
Rolling stock	19,844	0.1%
Unsecured	813,956	3.6%
Total commercial	9,897,561	43.2%
Energy	721,373	3.2%
Mortgage finance	7,475,497	32.7%
Real estate	4,777,530	20.9%
Total	$22,871,961	100.0%
As noted in the tables above, approximately 21% of our loans held for investment as of December 31, 2021 are real estate loans that are generally secured by real property. This portfolio primarily includes market risk real estate loans, consisting of commercial real estate loans and loans made to residential builders and developers. Loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. We extend commercial real estate loans, including both construction/development financing and limited term financing, to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties generally include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings and residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Loans to residential builders are typically in the form of uncommitted guidance lines and are for the purpose of developing lots into single-family homes, while loans to developers are typically in the form of borrowing base lines extended for the purpose of acquiring and developing raw land into lots that can be further sold to home builders. The table below summarizes our total real estate loan portfolio, which includes real estate loans and construction loans, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2021:

(dollars in thousands)	Amount	Percent of Total
Property type:
Market risk
Apartment/condominium buildings	$870,506	18.1%
Commercial buildings	543,341	11.4%
1-4 Family dwellings (other than condominium)	427,808	9.0%
Senior housing buildings	352,384	7.4%
Self-storage building	254,128	5.3%
Residential lots	247,781	5.2%
Industrial buildings	244,138	5.1%
Shopping center/mall buildings	214,145	4.5%
Hotel/motel buildings	205,974	4.3%
Commercial lots	45,129	0.9%
Other	152,957	3.2%
Other than market risk
Industrial buildings	405,817	8.5%
1-4 Family dwellings (other than condominium)	325,618	6.8%
Commercial buildings	255,657	5.4%
Other	232,147	4.9%
Total real estate loans	$4,777,530	100.0%

The table below summarizes our market risk real estate portfolio at December 31, 2021 as segregated by the geographic region in which the property is located. Approximately 56% of the market risk real estate collateral is located in Texas.

(dollars in thousands)	Amount	Percent of Total
Texas geographic region:
Dallas/Fort Worth	$780,795	21.9%
Houston	475,531	13.4%
San Antonio	309,215	8.7%
Austin	327,243	9.2%
Other Texas cities	86,849	2.4%
Total Texas	1,979,633	55.6%
Other states	1,578,658	44.4%
Total market risk real estate loans	$3,558,291	100.0%
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
Large Credit Relationships
We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of our Bank is approximately $536.7 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $60 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and assessed credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end:

	December 31, 2021			December 31, 2020
		Period End Balances			Period End Balances
(dollars in thousands)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	201	$9,447,783	$5,359,040	190	$8,650,588	$4,252,488
$20.0 million to $29.9 million	177	4,253,093	2,440,560	167	4,095,449	2,414,768

Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in the number of commitments. The following table summarizes the average committed and outstanding loan balances per relationship related to our large held for investment credit relationships, excluding mortgage finance, at year-end:

	2021 Average Balance per Relationship		2020 Average Balance per Relationship
(in thousands)	Committed	Outstanding	Committed	Outstanding
$30.0 million and greater	$47,004	$26,662	$45,529	$22,382
$20.0 million to $29.9 million	24,029	13,788	24,524	14,460
Loan Maturities and Interest Rate Sensitivity

	December 31, 2021
(in thousands)	Total	Within 1 Year	1-5 Years	5-15 Years	After 15 Years
Loan maturity:
Commercial	$9,897,561	$4,725,249	$4,578,297	$579,267	$14,748
Energy	721,373	178,721	542,652	—	—
Mortgage finance	7,475,497	7,475,497	—	—	—
Real estate	4,777,530	1,255,544	2,734,023	444,034	343,929
Total loans held for investment	$22,871,961	$13,635,011	$7,854,972	$1,023,301	$358,677
Interest rate sensitivity for selected loans with:
Fixed interest rates	$2,564,192	$1,523,439	$518,870	$491,121	$30,762
Floating or adjustable interest rates	20,307,769	12,111,572	7,336,102	532,180	327,915
Total loans held for investment	$22,871,961	$13,635,011	$7,854,972	$1,023,301	$358,677
Interest Reserve Loans
As of December 31, 2021 and December 31, 2020, we had $456.1 million and $549.1 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 25% and 23%, respectively, of outstanding construction loans, which are a component of real estate loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2021 and December 31, 2020, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit. We did not have repossessed assets balances at December 31, 2021 or 2020.

	As of December 31,
(dollars in thousands)	2021	2020
Non-accrual loans held for investment(1)
Commercial
Assets of the borrowers	$18,366	$18,776
Accounts receivable and inventory	5,501	3,547
Other	2,045	9,773
Total commercial	25,912	32,096
Energy
Oil and gas properties	28,380	51,724
Total energy	28,380	51,724
Real estate
Assets of the borrowers	13,741	14,496
Commercial property	2,840	13,569
Hotel/motel	—	4,619
Single family residences	1,629	218
Other	—	5,267
Total real estate	18,210	38,169
Total non-accrual loans held for investment	$72,502	$121,989
Loans held for investment past due 90 days and accruing(2)	$3,467	$12,541
Loans held for sale non-accrual(3)	$—	$6,966
Loans held for sale past due 90 days and accruing(4)	$3,986	$16,667
Non-accrual loans held for investment to total loans held for investment	0.32%	0.50%
Allowance for credit losses on loans to non-accrual loans held for investment	2.9x	2.1x
(1)As of December 31, 2021 and 2020, non-accrual loans held for investment included $19.4 million and $45.4 million, respectively, in loans that met the criteria for restructured.
(2)At December 31, 2021 and 2020, loans past due 90 days and still accruing includes premium finance loans of $3.3 million and $6.4 million, respectively.
(3)Includes one non-accrual loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value.
(4)Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Balances as of December 31, 2020 also include loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised.
Total non-accrual loans at December 31, 2021 decreased $49.5 million from December 31, 2020. The decrease during 2021 primarily related to declines in energy and real estate non-accrual loans.
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. Below is a discussion of provision for credit losses on loans. See Note 12 - Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report for presentation of the activity in the allowance for credit losses for off-balance asset credit losses.
We recorded a negative $29.8 million provision for credit losses on loans for the year ended December 31, 2021 compared to a $249.8 million provision for the year ended December 31, 2020. The year-over-year decrease resulted primarily from decreases in net charge-offs and criticized loans, as well as improvements in the economic outlook as the economy recovered from the impacts of the COVID-19 pandemic during 2021. We recorded $12.9 million in net charge-offs during the year ended December 31, 2021 compared to $198.8 million during 2020. Criticized loans totaled $582.9 million at December 31, 2021, compared to $918.4 million at December 31, 2020.

The table below presents a summary of our credit loss experience on loans for the past two years:

(dollars in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Year ended December 31, 2021
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	36,733	(27,045)	1,384	(40,903)	(29,831)
Charge-offs	11,987	6,418	—	1,192	19,597
Recoveries	4,395	1,967	—	317	6,679
Net charge-offs	7,592	4,451	—	875	12,918
Ending balance	$102,202	$52,568	$6,083	$51,013	$211,866
Net charge-offs to average loans held for investment	0.08%	0.65%	—%	0.02%	0.06%
Allowance for credit losses on loans to loans held for investment					0.93%
Allowance for credit losses on loans to average loans held for investment					0.91%
Total provision for credit losses to average loans held for investment(1)					(0.13)%
Total allowance for credit losses to loans held for investment(2)					1.00%
Year ended December 31, 2020
Beginning balance	$102,254	$60,253	$2,265	$30,275	$195,047
Impact of CECL adoptions	(15,740)	24,154	2,031	(1,860)	8,585
Provision for credit losses on loans	58,630	126,180	403	64,556	249,769
Charge-offs	73,360	133,522	—	180	207,062
Recoveries	1,277	6,999	—	—	8,276
Net charge-offs	72,083	126,523	—	180	198,786
Ending balance	$73,061	$84,064	$4,699	$92,791	$254,615
Net charge-offs to average loans held for investment	0.78%	12.02%	—%	—%	0.80%
Allowance for credit losses on loans to loans held for investment					1.04%
Allowance for credit losses on loans to average loans held for investment					1.02%
Total provision for credit losses to average loans held for investment(1)					1.03%
Total allowance for credit losses to loans held for investment(2)					1.11%
(1)    Includes negative provision for off-balance sheet credit losses of $169,000 and provision for off-balance sheet credit losses of $8.2 million for the year ended December 31, 2021 and 2020, respectively.
(2)    Includes allowance for off-balance sheet credit losses of $17.3 million and $17.4 million at December 31, 2021 and 2020, respectively.
The allowance for credit losses on loans totaled $211.9 million at December 31, 2021 and $254.6 million at December 31, 2020. The allowance for credit losses on loans as a percentage of loans held for investment decreased to 0.93% at December 31, 2021 from 1.04% at December 31, 2020. The decrease in the allowance for credit losses on loans as a percentage of loans held for investment at December 31, 2021, compared to December 31, 2020, is due primarily to a decrease in the allowance for credit losses on loans, resulting primarily from decreases in net charge-offs and criticized loans, as well as improvements in the economic outlook as the economy recovered from the impacts of the COVID-19 pandemic during 2021.
The following table presents a summary of our allowance for credit losses on loans by portfolio segment for the past two years:

	December 31,
	2021		2020
(dollars in thousands)	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans
Loan category:
Commercial	$102,202	43%	$73,061	36%
Energy	52,568	3%	84,064	3%
Mortgage finance	6,083	33%	4,699	37%
Real estate	51,013	21%	92,791	24%
Total allowance for credit losses on loans	$211,866	100%	$254,615	100%
The overall decrease in the allowance for credit losses on loans at December 31, 2021 compared to 2020 resulted primarily from an overall decrease in loans held for investment balances, coupled with reserve releases related to the improved credit quality and economic factors discussed above.
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for credit losses on loans.

Loans Held for Sale
On April 20, 2021, we entered into an agreement to sell our portfolio of MSRs and to transition the MCA program to a third-party. The sale was completed on June 1, 2021 and the transfer of servicing on the underlying mortgage loans was completed on August 1, 2021. Transition activities began immediately following the execution of the agreement and were complete prior to December 31, 2021. We sold the remaining MSR balance of $1.2 million, which represented MSRs from loans sold after the cut-off date for the initial sale mentioned above. The sale of this MSR portfolio and the transfer of servicing on the underlying mortgage loans were completed on October 1, 2021, at which time all remaining MSR hedge positions were closed. At December 31, 2021, we have $8.1 million in loans held for sale remaining on our balance sheet. For additional information on our loans held for sale portfolio, see Note 1 - Operations and Summary of Significant Accounting Policies and Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Deposits
We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers, tailored to our strategy of maintaining a branch-lite network. Our Bank offers banking centers, courier services and online and mobile banking. BankDirect and Bask Bank, our online banking divisions, serve customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average total deposits for the year ended December 31, 2021 increased $659.0 million compared to 2020. Average demand deposits for the year ended December 31, 2021 increased $3.6 billion compared to 2020 and average interest-bearing deposits decreased $3.0 billion. The average cost of total deposits decreased to 0.21% in 2021 from 0.47% in 2020 as we proactively exited certain high-cost indexed deposit products in 2021.
The following table discloses our average deposits and weighted-average cost of deposits by type:

	Year Ended December 31,
	2021		2020
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing	$15,186,455	—%	$11,567,549	—%
Interest-bearing transaction	3,447,849	0.60%	4,090,591	0.80%
Savings	11,180,645	0.33%	12,346,904	0.61%
Time deposits	1,716,642	0.49%	2,867,579	1.34%
Total average deposits	$31,531,591	0.21%	$30,872,623	0.47%
Estimated uninsured deposits at December 31, 2021 were $16.1 billion (56% of total deposits), compared to $16.2 billion (52% of total deposits) at December 31, 2020. The insured deposit data for 2021 and 2020 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
The following table shows scheduled maturities of time deposits greater than $250,000:

	December 31,
(in thousands)	2021	2020
Months to maturity:
Three or less	$70,736	$107,334
Over three through six	18,013	93,207
Over six through twelve	86,223	140,484
Over twelve	11,059	34,644
Total	$186,031	$375,669

Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding is customer deposits, supplemented by short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
Throughout 2020 we significantly increased our interest-bearing deposits in other banks to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. These balances have remained elevated during 2021, although they are beginning to run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes these balances:

	December 31,
(dollars in thousands)	2021	2020
Interest-bearing deposits in other banks	$7,765,996	$9,032,807
Interest-bearing deposits in other banks as a percent of:
Total loans held for investment	34.1%	37.0%
Total earning assets	22.9%	24.6%
Total deposits	27.6%	29.1%
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
We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities and are used to fund temporary differences in the growth in loan balances as compared to customer deposits. The following table summarizes our period-end and average core customer deposits, relationship brokered deposits and traditional brokered deposits:

	December 31,
(dollars in thousands)	2021	2020
Deposits from core customers	$25,409,180	$27,581,532
Deposits from core customers as a percent of total deposits	90.4%	89.0%
Relationship brokered deposits	$1,855,892	$1,771,883
Relationship brokered deposits as a percent of average total deposits	6.6%	5.7%
Traditional brokered deposits	$844,293	$1,643,174
Traditional brokered deposits as a percent of total deposits	3.0%	5.3%
Average deposits from core customers	$28,734,460	$26,537,612
Average deposits from core customers as a percent of average total deposits	91.1%	86.0%
Average relationship brokered deposits	$1,608,587	$2,099,652
Average relationship brokered deposits as a percent of average total deposits	5.1%	6.8%
Average traditional brokered deposits	$1,188,544	$2,235,359
Average traditional brokered deposits as a percent of average total deposits	3.8%	7.2%
We have access to sources of traditional brokered deposits that we estimate to be $7.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount.

We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our Bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our Bank), customer repurchase agreements and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term and other borrowings, all of which mature within one year:

	December 31,
(in thousands)	2021	2020
Federal funds purchased	$—	$107,600
Repurchase agreements	2,832	4,151
FHLB borrowings	2,200,000	3,000,000
Line of credit	—	—
Total short-term and other borrowings	$2,202,832	$3,111,751
For additional information on our short-term borrowings, see Note 10 - Short-Term and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this report.
We also have long-term debt outstanding of $928.7 million as of December 31, 2021, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. See Note 11 - Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet our long-term funding needs.
As the Company is a holding company and is a separate operating entity from our subsidiary bank, our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 13 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A of this report.
As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Capital Resources
Our equity capital averaged $3.1 billion for the year ended December 31, 2021 compared to $2.8 billion in 2020. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information on our capital and stockholders’ equity, Note 13 - Regulatory Restrictions and Note 20 - Material Transactions Affecting Stockholders’ Equity, respectively, in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Critical Accounting Estimates
SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.
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
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 - Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2021, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
December 31, 2021

(in thousands)	0-3 months Balance	4-12 months Balance	1-3 years Balance	3+ years Balance	Total Balance
Assets:
Interest-bearing deposits in other banks	$7,765,996	$—	$—	$—	$7,765,996
Investment securities(1)	58,162	1,568	20,474	3,503,604	3,583,808
Total variable loans	19,968,329	50,573	27,250	269,740	20,315,892
Total fixed loans	254,059	1,269,591	217,169	823,373	2,564,192
Total loans(2)	20,222,388	1,320,164	244,419	1,093,113	22,880,084
Total interest sensitive assets	$28,046,546	$1,321,732	$264,893	$4,596,717	$34,229,888
Liabilities:
Interest-bearing customer deposits	$13,520,289	$—	$—	$—	$13,520,289
CDs & IRAs	140,660	195,621	14,468	3,664	354,413
Traditional brokered deposits	298,943	424,751	120,599	—	844,293
Total interest-bearing deposits	13,959,892	620,372	135,067	3,664	14,718,995
Repurchase agreements, federal funds purchased, FHLB borrowings	2,202,832	—	—	—	2,202,832
Long-term debt	270,486	—	—	658,252	928,738
Total borrowings	2,473,318	—	—	658,252	3,131,570
Total interest sensitive liabilities	$16,433,210	$620,372	$135,067	$661,916	$17,850,565
GAP	$11,613,336	$701,360	$129,826	$3,934,801	$—
Cumulative GAP	$11,613,336	$12,314,696	$12,444,522	$16,379,323	$16,379,323

Demand deposits					13,390,370
Stockholders’ equity					3,209,616
Total					$16,599,986
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
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate, LIBOR and other alternative indexes are the basis for most of our variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure, although we may do so in the future if that appears advisable.
For modeling purposes, the “shock test” scenarios as of December 31, 2021 and 2020 assume immediate, sustained 100 and 200 basis point increases in interest rates. As short-term rates declined during 2020 and remained low throughout 2021, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2021		December 31, 2020
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase
Change in net interest income	$48,802	$124,986	$35,286	$87,613
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
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we have ceased originating LIBOR-based products and began originating Bloomberg Short Term Yield Index based loans in December 2021. We are prepared with other alternative benchmarks, as necessary, to support the transition from LIBOR. Over the next 18 months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2022 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses - Loans
Description of the Matter
The Company’s loans held for investment portfolio totaled $22.8 billion as of December 31, 2021, and the associated allowance for credit losses (ACL) was $229.1 million. The ACL represents management’s best estimate of expected credit losses over the contractual life of loans and for off-balance sheet commitments. The ACL is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments using a Portfolio Level Qualitative Factor and/or Portfolio Segment Level Qualitative Factor (collectively the “qualitative factors”). The qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or worse. Management applies judgment in the determination and usage of the qualitative factors, and in the use of a single or a blend of forecast scenarios used to calculate the reasonable and supportable forecast.
Auditing management’s estimate of the ACL is complex due to the models utilized and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination and usage of the qualitative factors, and in the use of a single or blend of forecast scenarios used to calculate the reasonable and supportable forecast.

How We Addressed the Matter in Our Audit
Our considerations and procedures performed included evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date. We obtained an understanding of the Company’s process for establishing the ACL, including determination and usage of the qualitative factors and determination of a single or blend of multiple forecast scenarios used to calculate the reasonable and supportable forecast. We evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around the reliability and accuracy of data used in the model, management’s review and approval of the selected qualitative factors, the single or blend of multiple forecast scenarios used to calculate the reasonable and supportable forecast, the governance of the credit loss methodology, and management’s review and approval of the ACL.
We performed specific substantive tests of the models utilized, qualitative factors and the single or blend of forecast scenarios used to calculate the reasonable and supportable forecast. We involved EY specialists to assist in testing management models including evaluating model methodology and key modeling assumptions, as well as the appropriateness of management’s qualitative and reasonable and supportable forecast framework. We evaluated if the qualitative factors were applied based on a comprehensive framework and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support the adjustments and evaluate trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors. In addition, we evaluated the Company’s estimate of the overall ACL, giving consideration to the Company’s borrowers, loan portfolio, and macroeconomic trends, independently obtained and compared such information to comparable financial institutions and considered whether new or contrary information existed.

We have served as the Company's auditor since 1999.
Dallas, TX
February 9, 2022

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share data)	2021	2020
Assets
Cash and due from banks	$180,663	$173,573
Interest-bearing deposits in other banks	7,765,996	9,032,807
Investment securities	3,583,808	3,196,970
Loans held for sale ($8.1 million and $239.1 million at December 2021 and 2020, respectively, at fair value)	8,123	283,165
Loans held for investment, mortgage finance	7,475,497	9,079,409
Loans held for investment (net of unearned income)	15,331,457	15,351,451
Less: Allowance for credit losses on loans	211,866	254,615
Loans held for investment, net	22,595,088	24,176,245
Mortgage servicing rights, net	—	105,424
Premises and equipment, net	20,901	24,546
Accrued interest receivable and other assets	559,897	715,699
Goodwill and intangible assets, net	17,262	17,667
Total assets	$34,731,738	$37,726,096
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$13,390,370	$12,740,947
Interest-bearing	14,718,995	18,255,642
Total deposits	28,109,365	30,996,589
Accrued interest payable	7,699	11,150
Other liabilities	273,488	339,486
Federal funds purchased and repurchase agreements	2,832	111,751
Other borrowings	2,200,000	3,000,000
Long-term debt	928,738	395,896
Total liabilities	31,522,122	34,854,872
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—300,000 and 6,000,000 shares issued at December 31, 2021 and 2020, respectively	300,000	150,000
Common stock, $0.01 par value:
Authorized shares—100,000,000
Issued shares—50,618,911 and 50,470,867 at December 31, 2021 and 2020, respectively	506	504
Additional paid-in capital	1,008,559	991,898
Retained earnings	1,948,274	1,713,056
Treasury stock (shares at cost: 417 at December 31, 2021 and 2020)	(8)	(8)
Accumulated other comprehensive income/(loss), net of taxes	(47,715)	15,774
Total stockholders’ equity	3,209,616	2,871,224
Total liabilities and stockholders’ equity	$34,731,738	$37,726,096
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands except per share data)	2021	2020	2019
Interest income
Interest and fees on loans	$820,532	$993,670	$1,273,547
Investment securities	42,820	17,475	8,654
Federal funds sold	1	693	1,529
Interest-bearing deposits in other banks	13,232	27,569	71,093
Total interest income	876,585	1,039,407	1,354,823
Interest expense
Deposits	65,507	146,117	293,537
Federal funds purchased	131	1,083	11,872
Other borrowings	4,482	20,923	58,393
Long-term debt	37,628	19,963	21,790
Total interest expense	107,748	188,086	385,592
Net interest income	768,837	851,321	969,231
Provision for credit losses	(30,000)	258,000	75,000
Net interest income after provision for credit losses	798,837	593,321	894,231
Non-interest income
Service charges on deposit accounts	18,674	11,620	11,320
Wealth management and trust fee income	13,173	9,998	8,810
Brokered loan fees	27,954	46,423	29,738
Servicing income	15,513	27,029	13,439
Investment banking and trading income	24,441	22,687	14,876
Net gain/(loss) on sale of loans held for sale	1,317	58,026	(20,259)
Other	37,158	27,198	44,444
Total non-interest income	138,230	202,981	102,368
Non-interest expense
Salaries and employee benefits	350,930	340,529	328,483
Net occupancy expense	33,232	34,955	32,989
Marketing	10,006	23,581	53,355
Legal and professional	41,152	52,132	52,460
Communications and technology	75,185	103,054	44,826
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	21,027	25,955	20,093
Servicing-related expenses	27,765	64,585	22,012
Merger-related expenses	—	17,756	1,370
Other	39,715	41,809	44,701
Total non-interest expense	599,012	704,356	600,289
Income before income taxes	338,055	91,946	396,310
Income tax expense	84,116	25,657	84,295
Net income	253,939	66,289	312,015
Preferred stock dividends	18,721	9,750	9,750
Net income available to common stockholders	$235,218	$56,539	$302,265
Other comprehensive income
Change in unrealized gain/(loss) on available-for-sale debt securities, before tax	$(80,366)	$8,639	$10,674
Income tax expense/(benefit)	(16,877)	1,815	2,242
Other comprehensive income/(loss), net of tax	(63,489)	6,824	8,432
Comprehensive income	$190,450	$73,113	$320,447
Basic earnings per common share	$4.65	$1.12	$6.01
Diluted earnings per common share	$4.60	$1.12	$5.99
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2018	6,000,000	$150,000	50,201,127	$502	$967,890	$1,361,406	(417)	$(8)	$518	$2,480,308
Comprehensive income:
Net income	—	—	—	—	—	312,015	—	—	—	312,015
Change in unrealized gain/(loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	8,432	8,432
Total comprehensive income										320,447
Stock-based compensation expense recognized in earnings	—	—	—	—	11,775	—	—	—	—	11,775
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	128,263	1	(1,460)	—	—	—	—	(1,459)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at December 31, 2019	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive income:
Net income	—	—	—	—	—	66,289	—	—	—	66,289
Change in unrealized gain/(loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	6,824	6,824
Total comprehensive income										73,113
Stock-based compensation expense recognized in earnings	—	—	—	—	15,681	—	—	—	—	15,681
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	132,709	1	(1,988)	—	—	—	—	(1,987)
Balance at December 31, 2020	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income:
Net income	—	—	—	—	—	253,939	—	—	—	253,939
Change in unrealized gain/(loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	(63,489)	(63,489)
Total comprehensive income										190,450
Stock-based compensation expense recognized in earnings	—	—	—	—	30,061	—	—	—	—	30,061
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(18,721)	—	—	—	(18,721)
Issuance of stock related to stock-based awards	—	—	148,044	2	(3,123)	—	—	—	—	(3,121)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at December 31, 2021	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
(1)    Represents the impact of adopting ASU 2016-13. See Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020	2019
Operating activities
Net income	$253,939	$66,289	$312,015
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision/(benefit) for credit losses	(30,000)	258,000	75,000
Deferred tax expense/(benefit)	(20,253)	(7,964)	10,796
Depreciation and amortization	93,406	74,925	37,267
Net (gain)/loss on sale of loans held for sale	(1,317)	(58,026)	20,259
Increase/(decrease) in valuation allowance on mortgage servicing rights	(16,448)	20,164	5,803
Stock-based compensation expense	31,326	17,441	17,604
Purchases and originations of loans held for sale	(1,413,899)	(11,366,986)	(10,183,057)
Proceeds from sales and repayments of loans held for sale	1,676,601	13,619,623	9,508,927
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	154,114	10,654	(143,538)
Accrued interest payable and other liabilities	(70,154)	5,749	98,735
Net cash provided by/(used in) operating activities	657,315	2,639,869	(240,189)
Investing activities
Purchases of investment securities	(1,059,897)	(3,001,746)	(113,233)
Principal payments received on investment securities	569,931	52,609	6,185
Originations of mortgage finance loans	(167,084,439)	(216,234,122)	(138,759,289)
Proceeds from pay-offs of mortgage finance loans	168,688,351	215,324,562	136,466,964
Proceeds from sale of mortgage servicing rights	115,891	—	—
Net decrease in loans held for investment, excluding mortgage finance loans	7,076	926,176	139,868
Purchase of premises and equipment, net	(4,127)	(2,796)	(16,651)
Net cash provided by/(used in) investing activities	1,232,786	(2,935,317)	(2,276,156)
Financing activities
Net increase/(decrease) in deposits	(2,887,224)	4,517,996	5,872,480
Costs from issuance of stock related to stock-based awards and warrants	(3,121)	(1,986)	(1,459)
Net proceeds from issuance of preferred stock	289,723	—	—
Redemption of preferred stock	(150,000)	—	—
Preferred dividends paid	(18,721)	(9,750)	(9,750)
Net proceeds from issuance of long-term debt	639,440	—	—
Redemption of long-term debt	(111,000)	—	—
Net increase/(decrease) in other borrowings	(800,000)	600,000	(1,500,000)
Net decrease in federal funds purchased and repurchase agreements	(108,919)	(30,015)	(499,408)
Net cash provided by/(used in) financing activities	(3,149,822)	5,076,245	3,861,863
Net increase/(decrease) in cash and cash equivalents	(1,259,721)	4,780,797	1,345,518
Cash and cash equivalents at beginning of period	9,206,380	4,425,583	3,080,065
Cash and cash equivalents at end of period	$7,946,659	$9,206,380	$4,425,583
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$111,199	$189,696	$393,507
Cash paid during the period for income taxes	101,101	26,152	89,967
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“we,” “us,” “TCBI” or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Texas Capital Bank (the “Bank”).
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
In May 2021 the Bank applied to the Texas Department of Banking to convert from a national association to a Texas state-chartered bank. The application was approved during the third quarter and the conversion was effective at open of business on September 15, 2021. Effective as of the date of conversion, the Texas Department of Banking is the Bank’s primary regulator, the Federal Deposit Insurance Corporation (“FDIC”) is the Bank’s primary federal regulator, and the Board of Governors of the Federal Reserve System (“Federal Reserve”).
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
In December 2021, the Company received approval from the U.S. Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) for broker-dealer registration and FINRA membership of TCBI Securities, a wholly owned non-bank subsidiary of the Bank. As a result, we are establishing a policy regarding the accounting for loan syndication fees and reclassifying prior period financial statements to conform to this policy. Refer to the Revenue Recognition section of this footnote for this accounting policy. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole and have no effect on previously reported consolidated net income.

	December 31, 2020			December 31, 2019
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Interest and fees on loans	$1,011,175	$(17,505)	$993,670	$1,284,036	$(10,489)	$1,273,547
Total interest income	1,056,912	(17,505)	1,039,407	1,365,312	(10,489)	1,354,823
Net interest income	868,826	(17,505)	851,321	979,720	(10,489)	969,231
Net interest income after provision for credit losses	610,826	(17,505)	593,321	904,720	(10,489)	894,231

Swap fees	5,182	(5,182)	—	4,387	(4,387)	—
Investment banking and trading income	—	22,687	22,687	—	14,876	14,876
Total non-interest income	185,476	17,505	202,981	91,879	10,489	102,368
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
Basic and Diluted Earnings Per Common Share
Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock-settled awards. Diluted earnings per common share include the dilutive effect of non-vested stock-settled awards granted using the treasury stock method.
Accumulated Other Comprehensive Income/(Loss)
Unrealized gains or losses on our available-for-sale debt securities, net of applicable income tax expense or benefit, are included in accumulated other comprehensive income/(loss), net (“AOCI”) in the accompanying consolidated statements of stockholders’ equity. Changes to AOCI are reported on the consolidated statements of income and other comprehensive income.

GAAP does not permit the adjustment of tax amounts in AOCI for changes in tax rates; as a result the effects become “stranded” in AOCI. Stranded tax effects caused by the 2018 revaluation of deferred taxes resulting from the corporate tax rates established by the Tax Cuts and Jobs Act (the “Tax Act”) are reclassified from AOCI to retained earnings in accordance with our early adoption of ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest-bearing deposits in other banks and federal funds sold.
Investment Securities
Investment securities include debt securities and equity securities.
Debt Securities
Debt securities are classified as trading, available-for-sale or held-to-maturity. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Management classifies securities at the time of purchase and re-assesses such designation at each balance sheet date.
Trading Account
Debt securities acquired for resale in anticipation of short-term market movements are classified as trading and recorded at fair value, with realized and unrealized gains and losses recognized in income.
Held-to-Maturity
Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.
Available-for-Sale
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses, net of tax, reported as a separate component of AOCI. For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities’ amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in AOCI, net of tax, as a non credit-related impairment.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion are included in interest income from investment securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other non-interest income on the consolidated statements of income and other comprehensive income. The cost of securities sold is based on the specific identification method.
We have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in accrued interest and other assets on the consolidated balance sheets. Available-for-sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
Included in debt securities available-for-sale are credit risk transfer (“CRT”) securities. CRT securities represent unsecured obligations issued by government sponsored entities (“GSEs”) such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which we share in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount we will recover on the notes is reduced by our share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. Unrealized losses recognized in AOCI for the CRT securities are primarily related to the difference between the current market rate for similar securities and the stated interest rate and are not considered to be related to credit loss events. The CRT securities are generally interest-only for an initial period of time and may be restricted from being transferred until a future date.

Equity Securities
Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less any impairment, if any.
Loans
Loans Held for Sale
We transitioned our mortgage correspondent aggregation (“MCA”) program to a third party in 2021. Prior to transition, we committed to purchase residential mortgage loans from independent correspondent lenders and delivered those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to third parties such as Ginnie Mae or to GSEs. In some cases, we retained the mortgage servicing rights. Once purchased, these loans were classified as held for sale and carried at fair value pursuant to our election of the fair value option in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments. At the commitment date, we entered into a corresponding forward sale commitment with a third party, typically Ginnie Mae or a GSE, to deliver the loans within a specified timeframe. The estimated gain/(loss) for the entire transaction (from initial purchase commitment to final delivery of loans) was recorded as an asset or liability.
The fair value of loans held for sale is derived from observable current market prices, when available, and includes the fair value of the mortgage servicing rights. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as gain/(loss) on sale of loans held for sale on the consolidated statements of income and other comprehensive income.
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
Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase certain delinquent loans securitized in Ginnie Mae pools, if they meet defined delinquent loan criteria. Once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we account for these loans as if they had been repurchased and recognize the loans and a corresponding liability as loans held for sale and other liabilities, respectively, on the consolidated balance sheets. If the loans are actually repurchased, the liability is extinguished and the loans continue to be reported as held for sale. As a Ginnie Mae approved lender, we may recover losses incurred on repurchased loans through a claims process with the government agency.
From time to time we hold for sale the guaranteed portion of Small Business Administration 7(a) loans, which are carried at lower of cost or market.
Loans Held for Investment
Loans held for investment (including financing leases) are stated at the amount of unpaid principal reduced by unearned income (net of costs). Interest on loans is recognized using the simple interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, an adjustment to payment terms, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. A loan continues to qualify as restructured until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally for no less than twelve months. If the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan is no longer considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.
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
Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage finance division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional liquidity to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are generally held by us for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are reported as extensions of credit to the originators that are secured by the mortgage loans as collateral.
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
Allowance for Credit Losses
On January 1, 2020, we adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which uses the current expected credit loss ("CECL") model to determine the allowance for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 "Leases (Topic 842)".
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
The following is our discussion of the allowance for credit losses on loans held for investment. See “Investment Securities - Available-for-Sale” above for discussion of the allowance for credit losses on available-for-sale debt securities.
The CECL methodology recognizes lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Reserves on loans that do not share risk characteristics are evaluated on an individual basis. In order to determine the allowance for credit losses, all loans are assigned a credit grade. Loans graded substandard or worse and greater than $500,000 are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. For purposes of determining the pool-basis reserve, the remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated first by portfolio segment, then by product type, to recognize differing risk profiles within portfolio segments, and finally by credit grade. Each credit grade within each product type is assigned a historical loss rate. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities on the consolidated balance sheets. The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. The PLQF is used to apply a qualitative adjustment across the entire portfolio of loans, while the SLQF is designed to apply a qualitative adjustment across a single portfolio segment. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
We generally use a two-year forecast period, based on a single forecast scenario or a blend of multiple forecast scenarios, using variables we believe are most relevant to each portfolio segment. For periods beyond which we are able to develop reasonable and supportable forecasts, we immediately revert to the average historical loss rate. The forecast period and scenario(s) used are reviewed on a quarterly basis and may be adjusted based on management's view of the current economic conditions and level of predictability the forecast can provide.
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
Energy. Our energy loan portfolio is primarily comprised of loans to exploration and production companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest-risk form of energy lending. Energy loans are impacted by commodity price volatility, as well as changes in consumer and business demand.
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
Real estate. Our real estate portfolio is comprised of the following types of loans:
Commercial real estate (“CRE”). Our CRE portfolio is comprised of both construction/development financing and limited term financing provided to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings and residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.
Residential homebuilder finance (“RBF”). The RBF portfolio is comprised of loans made to residential builders and developers. Loans to residential builders are typically in the form of uncommitted guidance lines and are for the purpose of developing lots into single-family homes, while loans to developers are typically in the form of borrowing base lines extended for the purpose of acquiring and developing raw land into lots that can be further sold to home builders. RBF loans, if not structured and monitored correctly, can be impacted by volatility in consumer demand, as well as fluctuation in housing prices.
Secured by 1-4 family. This category of loans includes both first and second lien loans made for the purpose of purchasing or constructing 1-4 family residential dwellings, as well as home equity revolving lines of credit and loans to purchase lots for future construction of 1-4 family residential dwellings.

Other. The “other” category is primarily comprised of real estate loans originated through a Small Business Administration (SBA) program where repayment is partially guaranteed by the SBA, as well as other loans secured by real estate where the primary source of repayment is not expected to come from the sale or lease of the real property collateral.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by us.
We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status as discussed above.
Other Real Estate Owned
Other real estate owned (“OREO”), which is included in other assets on the consolidated balance sheet, consists of real estate that has been foreclosed. When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan through a charge to the allowance for credit losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, and are recorded in other non-interest expense on the consolidated statements of income and other comprehensive income. Gains or losses on sale of OREO are recorded in other non-interest income on the consolidated statements of income and other comprehensive income.
Mortgage Servicing Rights, Net
Mortgage servicing rights (“MSRs”) are created by selling mortgage loans with servicing rights retained. We identify classes of servicing rights based upon the nature of the underlying assumptions used to value the asset along with the risks associated with the underlying asset. Based upon these criteria we have one class of MSRs, residential.
MSRs are recognized based on the estimated fair value of the mortgage loans and the related servicing rights at the date of sale using values derived from a valuation model. MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata within the MSR portfolio are determined to have a fair value that is less than amortized cost. MSRs are amortized proportionally over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment. From time to time we may sell MSRs. Gain/(loss) from the sale of MSRs is calculated as the difference between the amortized cost of the sold MSRs, adjusted for any valuation allowance, compared to the sales price. Loan servicing fee income represents income earned for servicing mortgage loans owned by investors and includes mortgage servicing fees and other ancillary servicing income. Servicing fees are recorded as income when earned and are reported in non-

interest income on the consolidated statements of income and other comprehensive income. MSR valuation allowance expense, gain/(loss) on the sale of MSRs and servicing related expenses are recorded in servicing-related expenses on the consolidated statements of income and other comprehensive income.
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
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is generally depreciated over three to five years, while leasehold improvements are generally depreciated over the term of their respective lease. Gains or losses on disposals of premises and equipment are included in other non-interest income on the consolidated statements of income and other comprehensive income.
Software
Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which generally ranges from one to five years. Capitalized software is included in other assets on the consolidated balance sheets.
Financial Instruments with Off-Balance Sheet Risk
The Company has undertaken certain guarantee obligations in the ordinary course of business which include liabilities with off-balance sheet risk. We consider the following arrangements to be guarantees: commitments to extend credit, standby letters of credit and indemnification agreements included within third party contractual arrangements.
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit risk in excess of the amount recognized on the consolidated balance sheets. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to extend credit do not include our mortgage finance arrangements with mortgage loan originators through our mortgage warehouse lending division, which are established as uncommitted “guidance” purchase and sale facilities under which the mortgage originator has no obligation to offer and we have no obligation to purchase interests in the mortgage loans subject to the arrangements.
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
Leases
Right of use (“ROU”) assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease agreements may contain extension options which typically provide for an extension of a lease term at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Our operating leases relate primarily to real estate used for corporate offices and bank branches and our finance leases relate primarily to equipment. We do not separate lease and non-lease components for our real estate leases.
For those leases with a term greater than one year, ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date the lease is executed and signed, which is based on our collateralized borrowing capabilities over a similar term as the related lease payments. ROU assets are further adjusted for lease incentives.
Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, and are included in other assets and other liabilities, respectively, on our consolidated balance sheets. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense on the consolidated statements of income and other comprehensive income.
Finance leases in which we are the lessee are recorded as finance lease ROU assets and finance lease liabilities and are included in premises and equipment, net, and other liabilities, respectively, on our consolidated balance sheets. Finance lease expense is comprised of amortization of the ROU asset, which is recognized on a straight-line basis over the lease term and recorded in net occupancy expense on the consolidated statements of income and other comprehensive income, and the implicit interest accreted on the operating lease liability, which is recognized using the effective interest method over the lease term and recorded in interest expense on the consolidated statements of income and other comprehensive income.
Revenue Recognition
ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a stop payment). Payments for these activities are generally received at the time the performance obligations are satisfied.
•Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. These fees are typically paid to us on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied each month.

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
•Investment banking and trading income - these include fees for merger, acquisition, divestiture and restructuring advisory services, fees for securities underwriting activities, loan syndication fees, and swap fees. Advisory fees are generally earned as performance obligations of the advisory service are satisfied. Underwriting fees are generally recognized upon execution of the client’s issuance of debt or equity instruments. Loan syndication fees are generally recognized upon closing of a loan syndication transaction.
•Other non-interest income includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606. Also included in other-non-interest income are interchange fees earned when our commercial credit card clients process transactions through card networks. Our performance obligations are generally complete when the transactions generating the fees are processed.
Stock-based Compensation
We account for all stock-based compensation transactions in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense on the consolidated statements of income and other comprehensive income based on their fair values on the measurement date, which is generally the date of the grant.
Income Taxes
The Company and its subsidiary file a consolidated federal income tax return. We utilize the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized. Deferred tax assets, net, are included in other assets on the consolidated balance sheets.
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
Investment Securities
Within the investment securities portfolio, we hold equity securities that consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan. Some of these equity securities are valued using quoted market prices for identical equity securities in an active market and are classified as Level 1 assets in the fair value hierarchy and others are traded in less active markets and are classified as Level 2 assets in the fair value hierarchy. The fair value of our U.S. government agency and residential mortgage-backed securities are based on prices obtained from independent pricing services that are based on quoted market prices for the same or similar securities, and are characterized as Level 2 assets in the fair value hierarchy. We obtain documentation from our primary pricing service regarding their processes and controls applicable to pricing investment securities, and on a quarterly basis independently verify the prices that we receive from the service provider using two additional independent pricing sources. We also hold tax-exempt asset-backed securities and CRT securities that are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
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
Derivative Financial Instruments
All contracts that satisfy the definition of a derivative are recorded at fair value in other assets and other liabilities on the consolidated balance sheets. We record the derivatives on a net basis when a right of offset exists with a single counterparty that is subject to a legally enforceable master netting agreement.
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
Prior to the transition of our MCA program to a third party in 2021, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans or to deliver mortgage-backed securities at a future date. The objective of these transactions was to mitigate our exposure to interest rate risk associated with the purchase of mortgage loans held for sale. Any changes in fair value were recorded in gain/(loss) on sale of loans held for sale on the consolidated statements of income and other comprehensive income.
Prior to the sale of our portfolio of MSRs to a third party in 2021, we entered into interest rate derivative contracts, primarily interest rate swap futures and forward sale commitments of mortgage-backed securities, in order to mitigate exposure to potential impairment losses from adverse changes in the fair value of our residential MSR portfolio. These derivative instruments were considered highly liquid and could be settled daily, which allowed us to dynamically manage our exposure. The derivative instruments were used to economically hedge the fair value of the residential MSR portfolio impacted by changes in anticipated prepayments resulting from mortgage interest rate movements and were classified as other assets and other liabilities on the consolidated balance sheets. Any unrealized or realized gains/(losses) related to derivatives economically hedging the residential MSR portfolio were recognized in servicing-related expenses along with changes to the MSR valuation allowance.
Segment Reporting
We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as our current operating model is structured whereby divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a bank-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the chief operating decision maker.
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except share and per share data)	2021	2020	2019
Numerator:
Net income	$253,939	$66,289	$312,015
Preferred stock dividends	18,721	9,750	9,750
Net income available to common stockholders	$235,218	$56,539	$302,265
Denominator:
Denominator for basic earnings per share—weighted average shares	50,580,660	50,430,326	50,286,300
Effect of employee stock-based awards(1)	560,314	152,653	132,904
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	51,140,974	50,582,979	50,419,204
Basic earnings per common share	$4.65	$1.12	$6.01
Diluted earnings per common share	$4.60	$1.12	$5.99
(1)SARs and RSUs outstanding of 93,945, 453,024 and 86,308 in 2021, 2020 and 2019, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
U.S. government agency securities	$125,000	$—	$(4,056)	$120,944
Residential mortgage-backed securities	3,288,261	156	(63,039)	3,225,378
Tax-exempt asset-backed securities	170,626	9,407	—	180,033
CRT securities	14,713	—	(2,867)	11,846
Total	$3,598,600	$9,563	$(69,962)	$3,538,201
December 31, 2020
U.S. government agency securities	$125,000	$1	$(1,412)	$123,589
Residential mortgage-backed securities	2,818,518	11,566	(1,128)	2,828,956
Tax-exempt asset-backed securities	184,940	14,236	—	199,176
CRT securities	14,713	—	(3,296)	11,417
Total	$3,143,171	$25,803	$(5,836)	$3,163,138
(1)    Excludes accrued interest receivable of $6.6 million and $6.0 million at December 31, 2021 and 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(dollars in thousands)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
December 31, 2021
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	120,944	—	120,944
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$48	$153	$17,324	$3,270,736	$3,288,261
Estimated fair value	53	166	16,547	3,208,612	3,225,378
Weighted average yield(3)	4.35%	4.69%	1.08%	1.12%	1.12%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$170,626	$170,626
Estimated fair value	—	—	—	180,033	180,033
Weighted average yield(2)(3)	—%	—%	—%	4.96%	4.96%
CRT securities:(1)
Amortized Cost	$—	$—	$14,713	$—	$14,713
Estimated fair value	—	—	11,846	—	11,846
Weighted average yield(3)	—%	—%	0.12%	—%	0.12%
Total available-for-sale debt securities:
Amortized cost					$3,598,600
Estimated fair value					$3,538,201
December 31, 2020
U.S. government agency securities:(1)
Amortized cost	$—	$—	$125,000	$—	$125,000
Estimated fair value	—	—	123,589	—	123,589
Weighted average yield(3)	—%	—%	1.13%	—%	1.13%
Residential mortgage-backed securities:(1)
Amortized cost	$—	$545	$17,500	$2,800,473	$2,818,518
Estimated fair value	—	605	17,490	2,810,861	2,828,956
Weighted average yield(3)	—%	4.58%	1.08%	1.25%	1.25%
Tax-exempt asset-backed securities:(1)
Amortized Cost	$—	$—	$—	$184,940	$184,940
Estimated fair value	—	—	—	199,176	199,176
Weighted average yield(2)(3)	—%	—%	—%	4.92%	4.92%
CRT securities:(1)
Amortized Cost	$—	$—	$—	$14,713	$14,713
Estimated fair value	—	—	—	11,417	11,417
Weighted average yield(3)	—%	—%	—%	0.15%	0.15%
Total available-for-sale debt securities:
Amortized cost					$3,143,171
Estimated fair value					$3,163,138
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

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
U.S. government agency securities	$24,085	$(915)	$96,859	$(3,141)	$120,944	$(4,056)
Residential mortgage-backed securities	2,871,052	(50,721)	303,491	(12,318)	3,174,543	(63,039)
CRT securities	—	—	11,846	(2,867)	11,846	(2,867)
Total	$2,895,137	$(51,636)	$412,196	$(18,326)	$3,307,333	$(69,962)
December 31, 2020
U.S. government agency securities	$98,588	$(1,412)	$—	$—	$98,588	$(1,412)
Residential mortgage-backed securities	354,387	(1,128)	—	—	354,387	(1,128)
CRT securities	—	—	11,417	(3,296)	11,417	(3,296)
Total	$452,975	$(2,540)	$11,417	$(3,296)	$464,392	$(5,836)
At December 31, 2021, we had 119 securities in an unrealized loss position, comprised of five U.S. government agency securities, 112 residential mortgage-backed securities and two CRT securities . Based upon our December 31, 2021 review of securities with unrealized losses we have determined that all losses resulted from factors not deemed credit-related. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the unrealized losses in AOCI.
Available-for-sale debt securities with carrying values of approximately $22.0 million and $2.0 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at December 31, 2021. The comparative amounts at December 31, 2020 were $31.7 million and $1.9 million, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan. At December 31, 2021 and December 31, 2020, we had $45.6 million and $33.8 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Year Ended December 31,
(in thousands)	2021	2020
Net gains/(losses) recognized during the period	$2,277	$2,998
Less: Realized net gains/(losses) recognized during the period on equity securities sold	1,065	1,418
Unrealized net gains/(losses) recognized during the period on equity securities still held	$1,212	$1,580
(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

	December 31,
(in thousands)	2021	2020
Commercial	$9,897,561	$8,861,580
Energy	721,373	766,217
Mortgage finance(1)	7,475,497	9,079,409
Real estate	4,777,530	5,794,624
Gross loans held for investment(2)	22,871,961	24,501,830
Unearned income (net of direct origination costs)	(65,007)	(70,970)
Allowance for credit losses on loans	(211,866)	(254,615)
Total loans held for investment, net(2)	$22,595,088	$24,176,245
(1)    Balances at December 31, 2021 and December 31, 2020 are stated net of $1.0 billion and $1.2 billion of participations sold, respectively.
(2)    Excludes accrued interest receivable of $50.3 million and $56.5 million at December 31, 2021 and December 31, 2020, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2021
Commercial
(1-7) Pass	$1,133,013	$3,157,150	$546,520	$319,246	$200,478	$289,795	$3,960,706	$41,377	$9,648,285
(8) Special mention	2,650	5,277	23,129	8,697	39	5,322	5,120	7,883	58,117
(9) Substandard - accruing	—	7,705	102,619	25,010	6,202	6,962	14,742	2,007	165,247
(9+) Non-accrual	736	1,191	49	12,955	1,166	6,196	3,619	—	25,912
Total commercial	$1,136,399	$3,171,323	$672,317	$365,908	$207,885	$308,275	$3,984,187	$51,267	$9,897,561
Energy
(1-7) Pass	$71,750	$—	$—	$3	$—	$7,188	$577,988	$—	$656,929
(8) Special mention	—	—	—	—	—	—	27,421	—	27,421
(9) Substandard - accruing	—	—	—	—	—	8,643	—	—	8,643
(9+) Non-accrual	—	—	—	—	—	—	28,380	—	28,380
Total energy	$71,750	$—	$—	$3	$—	$15,831	$633,789	$—	$721,373
Mortgage finance
(1-7) Pass	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
Real estate
CRE
(1-7) Pass	$497,462	$576,344	$600,005	$294,005	$155,252	$451,042	$73,988	$25,970	$2,674,068
(8) Special mention	—	—	291	8,827	20,089	26,344	—	—	55,551
(9) Substandard - accruing	17,850	—	—	40,900	37,393	38,188	—	2,308	136,639
(9+) Non-accrual	—	—	—	—	—	198	—	—	198
RBF
(1-7) Pass	155,595	44,362	9,693	8,565	—	12,732	460,888	—	691,835
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	166,202	148,811	119,017	106,343	61,723	139,723	47,653	29,595	819,067
(8) Special mention	—	7,365	—	—	845	4,982	—	—	13,192
(9) Substandard - accruing	—	6,424	—	—	16,922	20,184	—	—	43,530
(9+) Non-accrual	—	—	—	—	2,641	1,450	—	13,741	17,832
Secured by 1-4 family
(1-7) Pass	96,899	60,659	40,586	22,976	31,826	65,910	4,535	—	323,391
(8) Special mention	—	553	—	—	—	291	—	—	844
(9) Substandard - accruing	—	—	—	—	—	1,203	—	—	1,203
(9+) Non-accrual	—	—	—	—	—	180	—	—	180
Total real estate	$934,008	$844,518	$769,592	$481,616	$326,691	$762,427	$587,064	$71,614	$4,777,530
Total loans held for investment	$2,431,199	$4,606,457	$2,098,354	$1,602,034	$866,577	$5,939,419	$5,205,040	$122,881	$22,871,961

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2020
Commercial
(1-7) Pass	$1,259,949	$2,816,425	$543,438	$374,455	$192,060	$213,212	$3,020,353	$40,253	$8,460,145
(8) Special mention	2,664	115,015	38,751	26,423	1,983	290	19,971	22,797	227,894
(9) Substandard - accruing	15,773	15,854	18,068	32,241	15,297	19,639	22,932	1,641	141,445
(9+) Non-accrual	1,820	8,360	377	1,292	802	15,157	3,836	452	32,096
Total commercial	$1,280,206	$2,955,654	$600,634	$434,411	$210,142	$248,298	$3,067,092	$65,143	$8,861,580
Energy
(1-7) Pass	$—	$12,020	$7,598	$26,931	$—	$23,750	$553,970	$—	$624,269
(8) Special mention	—	—	—	—	—	13,358	76,866	—	90,224
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	5,705	1,972	8,009	36,038	—	51,724
Total energy	$—	$12,020	$7,598	$32,636	$1,972	$45,117	$666,874	$—	$766,217
Mortgage finance
(1-7) Pass	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$755,309	$1,063,641	$821,122	$483,436	$106,013	$5,849,888	$—	$—	$9,079,409
Real estate
CRE
(1-7) Pass	$352,688	$892,831	$923,762	$444,587	$208,426	$451,283	$62,336	$61,133	$3,397,046
(8) Special mention	3,475	11,170	6,485	88,633	11,153	17,623	—	1,247	139,786
(9) Substandard - accruing	—	327	47,708	11,601	32,645	30,766	—	15,940	138,987
(9+) Non-accrual	—	—	—	—	5,749	4,852	—	—	10,601
RBF
(1-7) Pass	162,397	60,077	65,271	3,727	5,888	8,483	551,703	—	857,546
(8) Special mention	—	353	—	—	—	—	—	—	353
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	190,995	150,787	119,696	120,817	82,465	113,105	16,630	39,129	833,624
(8) Special mention	—	6,700	2,240	—	1,843	7,195	—	1,018	18,996
(9) Substandard - accruing	—	—	2,567	14,452	3,301	14,453	—	—	34,773
(9+) Non-accrual	—	—	—	927	5,524	6,403	—	14,496	27,350
Secured by 1-4 family
(1-7) Pass	58,515	63,031	46,623	54,096	72,527	31,880	4,697	—	331,369
(8) Special mention	646	—	—	635	—	1,768	—	—	3,049
(9) Substandard - accruing	—	—	—	817	—	109	—	—	926
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$768,716	$1,185,276	$1,214,352	$740,292	$429,521	$688,138	$635,366	$132,963	$5,794,624
Total loans held for investment	$2,804,231	$5,216,591	$2,643,706	$1,690,775	$747,648	$6,831,441	$4,369,332	$198,106	$24,501,830

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Year ended December 31, 2021
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	36,733	(27,045)	1,384	(40,903)	(29,831)
Charge-offs	11,987	6,418	—	1,192	19,597
Recoveries	4,395	1,967	—	317	6,679
Net charge-offs (recoveries)	7,592	4,451	—	875	12,918
Ending balance	$102,202	$52,568	$6,083	$51,013	$211,866
Year ended December 31, 2020
Beginning balance	$102,254	$60,253	$2,265	$30,275	$195,047
Impact of CECL adoptions	(15,740)	24,154	2,031	(1,860)	8,585
Provision for credit losses on loans	58,630	126,180	403	64,556	249,769
Charge-offs	73,360	133,522	—	180	207,062
Recoveries	1,277	6,999	—	—	8,276
Net charge-offs (recoveries)	72,083	126,523	—	180	198,786
Ending balance	$73,061	$84,064	$4,699	$92,791	$254,615
We recorded a negative $30.0 million provision for credit losses for the year ended December 31, 2021, compared to a $258.0 million provision for the same period of 2020. The decreased provision resulted primarily from decreases in charge-offs and criticized loans during 2021, as well as improvement in the economic outlook as the economy recovered from the impacts of the COVID-19 pandemic during 2021. We recorded $12.9 million in net charge-offs during the year ended December 31, 2021, compared to $198.8 million during the same period of 2020. Criticized loans totaled $582.9 million at December 31, 2021 and $918.4 million at December 31, 2020.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. There were no loans that met these criteria at December 31, 2021.
The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual(2)	Current	Total	Non-accrual With No Allowance
December 31, 2021
Commercial	$6,722	$15,883	$3,368	$25,973	$25,912	$9,845,676	$9,897,561	$4,303
Energy	—	—	—	—	28,380	692,993	721,373	8,857
Mortgage finance loans	—	—	—	—	—	7,475,497	7,475,497	—
Real estate
CRE	—	—	—	—	198	2,866,258	2,866,456	—
RBF	—	—	—	—	—	691,835	691,835	—
Other	—	—	—	—	17,832	875,789	893,621	4,805
Secured by 1-4 family	1,477	140	99	1,716	180	323,722	325,618	—
Total loans held for investment	$8,199	$16,023	$3,467	$27,689	$72,502	$22,771,770	$22,871,961	$17,965
(1)Loans past due 90 days and still accruing includes premium finance loans of $3.3 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of December 31, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the years ended December 31, 2021 and 2020. Accrued interest of $1.2 million and $1.3 million was reversed during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021 and December 31, 2020, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2021 and 2020, $19.4 million and $45.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.

We did not have any loans that were restructured during the year ended December 31, 2021. The following table details the recorded investment at December 31, 2020 of loans that were restructured during the year ended December 31, 2020 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(dollars in thousands)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Year Ended December 31, 2020
Commercial	2	$7,390	2	$14,496	$4	$21,886
Energy	1	5,705	3	12,935	4	18,640
Total	3	$13,095	5	$27,431	$8	$40,526
The restructuring of these loans did not have a significant impact on our allowance for credit losses at December 31, 2021 or 2020. As of December 31, 2021 and 2020, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) Certain Transfers of Financial Assets
On April 20, 2021, we entered into an agreement to sell our portfolio of MSRs and to transition the MCA program to a third-party. The sale was completed on June 1, 2021 and the transfer of the servicing on the underlying mortgage loans was completed on August 1, 2021. Transition activities began immediately following the execution of the agreement and were complete prior to December 31, 2021.
We sold the remaining MSR balance of $1.2 million, which represented MSRs from loans sold after the cut-off date for the initial sale mentioned above. The sale of this MSR portfolio and the transfer of servicing on the underlying mortgage loans were completed on October 1, 2021, at which time all remaining MSR hedge positions were closed.
The table below presents a reconciliation of the changes in loans held for sale:

	Year Ended December 31,
(in thousands)	2021	2020
Outstanding balance(1):
Beginning balance	$281,137	$2,568,362
Loans purchased and originated	1,413,899	11,366,986
Payments and loans sold	(1,686,567)	(13,654,211)
Ending balance	8,469	281,137
Fair value adjustment:
Beginning balance	2,028	8,772
Increase/(decrease) to fair value	(2,374)	(6,744)
Ending balance	(346)	2,028
Loans held for sale at fair value	$8,123	$283,165
(1)    Includes $44.1 million of loans held for sale that are carried at lower of cost or market as of December 31, 2020 and $5.8 million as of December 31, 2019.
No loans held for sale were on non-accrual as of December 31, 2021. At December 31, 2020 we had $7.0 million in non-accrual loans held for sale, comprised of one loan previously reported in loans held for investment that was transferred to loans held for sale as of December 31, 2020 and subsequently sold at carrying value. At December 31, 2021 and December 31, 2020, we had $4.0 million and $16.7 million, respectively, in loans held for sale that were 90 days or more past due. The $4.0 million in loans held for sale that were 90 days or more past due at December 31, 2021 was comprised of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. At December 31, 2020, $3.3 million of the $16.7 million in loans held for sale that were 90 days or more past due were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $13.4 million were loans, pursuant to Ginnie Mae servicing guidelines, that we have the unilateral right, but not the obligation, to repurchase if defined delinquent criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised.

Prior to the transition of the MCA program to a third party, we retained the right to service loans after they are sold, creating MSRs which were recorded as assets on our consolidated balance sheets. A summary of MSR activity is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
MSRs:
Balance, beginning of year	$131,391	$70,707
Capitalized servicing rights	15,990	99,678
Amortization	(18,663)	(38,994)
Direct write-down	(279)	—
Sales	(128,439)	—
Balance, end of period	$—	$131,391
Valuation allowance:
Balance, beginning of year	$25,967	$5,803
Increase (decrease) in valuation allowance	(25,967)	20,164
Balance, end of period	$—	$25,967
MSRs, net	$—	$105,424
MSRs, fair value	$—	$105,424
In connection with the servicing of these loans, we held deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds were segregated and held in separate non-interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $152.6 million at December 31, 2020.
At December 31, 2020, our servicing portfolio of MSRs was comprised of residential mortgage loans with an outstanding principal balance of $13.8 billion. At December 31, 2021, our entire portfolio of MSRs had been sold.
The following tables summarize the assumptions used by management to determine the fair value of MSRs and a sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions. Based on the 2021 sales of our MSR portfolio in its entirety, only December 31, 2020 data is provided in the tables below.

December 31,
2020
Average discount rates	9.09%
Expected prepayment speeds	16.37%
Weighted-average life, in years	4.9

December 31,
(in thousands)	2020
50 bp adverse change in prepayment speed	$(12,203)
100 bp adverse change in prepayment speed	(16,062)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $400,000 and $621,000 at December 31, 2021 and December 31, 2020, respectively, and is recorded in other liabilities on the consolidated balance sheets. $92,000 in make-whole obligation payments were made during the year ended December 31, 2021 compared to $8.4 million in 2020.

(6) Leases
The following table presents ROU assets and leases liabilities:

	December 31,
(in thousands)	2021	2020
ROU assets:
Finance leases	$259	$—
Operating leases	55,330	66,968
Total	$55,589	$66,968
Leases liabilities
Finance leases	$259	$—
Operating leases	69,184	82,529
Total	$69,443	$82,529
As of December 31, 2021, additional finance leases related to computer equipment that had not yet commenced totaled $2.6 million. These leases will commence in the first quarter of 2022. As of December 31, 2021, operating leases had remaining lease terms of generally 1 to 11 years, while finance leases had remaining terms of generally 3 years.
The table below summarizes our net lease cost:

	Year Ended December 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of ROU assets	$32	$—
Interest on lease liabilities	1	—
Operating lease cost	15,608	15,544
Short-term lease cost	19	19
Variable lease cost	4,747	4,476
Sublease income	(107)	(107)
Net lease cost	$20,299	$19,932
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$—
Operating cash flows from operating leases	17,666	16,568
Financing cash flows from finance leases	32	—
ROU assets obtained in exchange for new finance leases	291	—
ROU assets obtained in exchange for new operating leases	2,109	833
The table below summarizes other information related to our operating and finance leases:

	December 31,
	2021	2020
Weighted-average remaining lease term - finance leases, in years	2.7	—
Weighted-average remaining lease term - operating leases, in years	5.9	6.5
Weighted-average discount rate - finance leases	0.77%	—%
Weighted-average discount rate - operating leases	2.30%	2.74%

The table below summarizes the maturity of remaining combined operating and finance lease liabilities as of December 31, 2021:

(in thousands)	Finance Leases	Operating Leases	Total
2022	$98	$17,168	$17,266
2023	98	17,205	17,303
2024	66	12,063	12,129
2025	—	5,610	5,610
2026	—	5,473	5,473
2027 and thereafter	—	17,442	17,442
Total lease payments	262	74,961	75,223
Less: Interest	(3)	(5,777)	(5,780)
Present value of lease liabilities	$259	$69,184	$69,443
(7) Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized as follows:

(in thousands)	Goodwill and Intangible Assets	Accumulated Amortization	Goodwill and Intangible Assets, Net
December 31, 2021
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(6,838)	2,168
Total goodwill and intangible assets	$24,474	$(7,212)	$17,262
December 31, 2020
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(6,433)	2,573
Total goodwill and intangible assets	$24,474	$(6,807)	$17,667
Amortization expense related to intangible assets totaled $405,000 in 2021, $432,000 in 2020 and $471,000 in 2019. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2021 is as follows:

(in thousands)
2022	$405
2023	382
2024	268
2025	268
2026	268
Thereafter	577
Total	$2,168
(8) Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2021	2020
Premises	$32,609	$32,231
Furniture and equipment	43,852	41,627
Total cost	76,461	73,858
Accumulated depreciation	(55,560)	(49,312)
Total premises and equipment, net	$20,901	$24,546
Depreciation and amortization expense for the above premises and equipment was approximately $8.1 million, $9.5 million and $9.2 million in 2021, 2020 and 2019, respectively.

(9) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2021	2020
Non-interest-bearing demand deposits	$13,390,370	$12,740,947
Interest-bearing deposits:
Transaction	2,837,521	4,396,243
Savings	10,682,768	11,619,880
Time	1,198,706	2,239,519
Total interest-bearing deposits	14,718,995	18,255,642
Total deposits	$28,109,365	$30,996,589
The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2021:

(in thousands)
2022	$1,059,975
2023	132,036
2024	3,031
2025	3,467
2026	192
2027 and after	5
Total	$1,198,706
At December 31, 2021 and 2020, interest-bearing time deposits of greater than $250,000 were approximately $186.0 million and $375.7 million, respectively.
(10) Short-Term and Other Borrowings
The following table summarizes our short-term and other borrowings:

(dollars in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2021
Amount outstanding at year-end	$—	$2,832	$2,200,000
Interest rate at year-end	—%	0.25%	0.13%
Average balance outstanding during the year	$88,916	$4,199	$2,306,165
Weighted-average interest rate during the year	0.15%	0.28%	0.19%
Maximum month-end outstanding during the year	$302,301	$5,487	$2,600,000
December 31, 2020
Amount outstanding at year-end	$107,600	$4,151	$3,000,000
Interest rate at year-end	0.15%	0.35%	0.46%
Average balance outstanding during the year	$207,121	$5,563	$2,902,732
Weighted-average interest rate during the year	0.52%	0.47%	0.72%
Maximum month-end outstanding during the year	$300,430	$8,314	$4,900,000

The following table summarizes our other borrowing capacities net of balances outstanding. As of December 31, 2021, all are scheduled to mature within one year.

	December 31,
(in thousands)	2021	2020
FHLB borrowing capacity relating to loans	$5,190,703	$7,653,317
FHLB borrowing capacity relating to securities	3,352,111	2,946,539
Total FHLB borrowing capacity(1)	$8,542,814	$10,599,856
Unused federal funds lines available from commercial banks	$892,000	$1,030,000
Unused Federal Reserve borrowings capacity	$2,414,702	$2,179,000
Unused revolving line of credit(2)	$75,000	$130,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2023. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during 2021, 2020.
Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and the terms of our existing indebtedness, we or the Bank may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding our debt or capital structure. For example we and the Bank periodically evaluate and may engage in liability management transactions, including repurchases or redemptions of outstanding subordinated notes, which may be funded by the issuance of, or exchanges of, newly issued unsecured borrowings, as we seek to actively manage our debt maturity profile and interest cost.
(11) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. For the year ended December 31, 2021, the combined weighted-average interest rate on the trust preferred subordinated debentures was 2.13%, compared to 2.82% for 2020. As of December 31, 2021, the details of the trust preferred subordinated debentures are summarized below:

(dollars in thousands)	Texas Capital Bancshares Statutory Trust I	Texas Capital Statutory Trust II	Texas Capital Statutory Trust III	Texas Capital Statutory Trust IV	Texas Capital Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Floating	Floating	Floating
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	December 2036
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
On March 9, 2021, the Bank issued and sold $275.0 million of senior unsecured credit-linked notes. The notes mature on September 30, 2024, and accrue interest at a rate equal to the higher of LIBOR plus 4.50% or 4.25%, payable quarterly on each of March 31, June 30, September 30 and December 31. For the year ended December 31, 2021, the weighted-average interest rate on the notes was 5.56%. The notes effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank’s mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. In the event of a failure to pay by the relevant mortgage originator, insolvency of the relevant mortgage originator, or restructuring of such loans that results in a loss on a loan included in the reference pool, the principal balance of the notes will be reduced to the extent of such loss and recognized as a debt extinguishment gain within non-interest income on our consolidated statements of income and other comprehensive income. The purchasers of the notes have the option to acquire the underlying mortgage loan collateralizing the reference warehouse line of credit in lieu of a principal reduction on the notes. Losses on our warehouse lines of credit have not generally been significant. The notes are recorded in long-term debt on our consolidated balance sheets and accounted for at amortized cost.
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
(12) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Year Ended December 31,
(in thousands)	2021	2020
Beginning balance of allowance for off-balance sheet credit losses	$17,434	$8,640
Impact of CECL adoption	—	563
Provision for off-balance sheet credit losses	(169)	8,231
Ending balance of allowance for off-balance sheet credit losses	$17,265	$17,434

	December 31,
(in thousands)	2021	2020
Commitments to extend credit - period end balance	$9,445,763	$8,530,453
Standby letters of credit - period end balance	357,672	268,894
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of December 31, 2021 and 2020. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021
CET1
Company	$2,949,785	11.06%	$1,866,444	7.00%	N/A	N/A
Bank	3,013,170	11.30%	1,866,303	7.00%	1,732,996	6.50%
Total capital (to risk-weighted assets)
Company	4,085,540	15.32%	2,799,666	10.50%	2,666,348	10.00%
Bank	3,578,014	13.42%	2,799,455	10.50%	2,666,148	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,359,785	12.60%	2,266,396	8.50%	1,599,809	6.00%
Bank	3,173,170	11.90%	2,266,225	8.50%	2,132,918	8.00%
Tier 1 capital (to average assets)(1)
Company	3,359,785	9.01%	1,490,902	4.00%	N/A	N/A
Bank	3,173,170	8.51%	1,490,677	4.00%	1,863,346	5.00%
December 31, 2020
CET1
Company	$2,708,150	9.35%	$2,026,806	7.00%	N/A	N/A
Bank	2,744,211	9.48%	2,025,417	7.00%	1,880,745	6.50%
Total capital (to risk-weighted assets)
Company	3,498,737	12.08%	3,040,209	10.50%	2,895,437	10.00%
Bank	3,375,983	11.67%	3,038,126	10.50%	2,893,453	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,968,150	10.25%	2,461,121	8.50%	1,737,262	6.00%
Bank	2,904,211	10.04%	2,459,435	8.50%	2,314,763	8.00%
Tier 1 capital (to average assets)(1)
Company	2,968,150	7.52%	1,578,651	4.00%	N/A	N/A
Bank	2,904,211	7.36%	1,578,207	4.00%	1,972,758	5.00%
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
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending and average balance for any period. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations, and while we manage capital allocated to mortgage finance loans based on changing trends in average balances, we do monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels. To better align the actual risk profile of this asset class to its required capital allocation, the Bank issued and sold senior unsecured credit-

linked notes in the first quarter of 2021 that effectively transfer the risk of first losses on a $2.2 billion reference pool of the Bank's mortgage warehouse loans to the purchasers of the notes in an amount up to $275.0 million. The issuance of these notes decreases the required risk-weight on the $2.2 billion reference pool, which significantly improves our reported ratios.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities, including federal banking law requirements concerning the payment of dividends. The Basel III Capital Rules further limit the amount of dividends that may be paid by us or our Bank. No dividends were declared or paid on our common stock during 2021, 2020 or 2019.
We are required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits; however, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020, therefore the total requirement was zero at both December 31, 2021 and 2020.
(14) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $10.2 million, $10.3 million, and $9.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows us to make discretionary contributions on behalf of a participant as well as matching contributions. We made matching contributions of $274,000 in 2021 and $1.0 million in each of 2020 and 2019. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. Salary deferrals are recorded as salaries and employee benefits expense on the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
We have an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. Employee contributions to the ESPP were temporarily suspended throughout 2020. On January 1, 2021, the suspension was removed and employee contributions commenced. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2021, 2020 and 2019, 164,033, 155,933 and 155,933 shares, respectively, had been purchased on behalf of employees under the ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements and may be settled in shares of common stock or paid in cash. Under the plans, we may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance awards or any combination thereof to employees and non-employee directors. A total of 2,550,000 shares are authorized for grant under the current plan. Total shares remaining available for grant under the current plan at December 31, 2021 were 764,496.

A summary of our SAR activity and related information is as follows. Grants of SARs include time-based vesting conditions that generally vest ratably over a period of five years.

	December 31, 2021		December 31, 2020		December 31, 2019
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	12,400	$43.48	21,200	$33.95	41,350	$29.13
Exercised	(9,400)	43.24	(8,800)	20.52	(20,150)	24.07
Outstanding at year-end	3,000	$44.20	12,400	$43.48	21,200	$33.95
Vested and exercisable at year-end	3,000	$44.20	12,400	$43.48	21,200	$33.95
Weighted average remaining contractual life of vested (in years)		1.66		2.26		2.14
Weighted average remaining contractual life of outstanding (in years)		1.66		2.26		2.14
Compensation expense	$—		$—		$6,000
Unrecognized compensation expense	$—		$—		$—
Fair value of shares vested during the year	$—		$—		$37,000
Intrinsic value of exercised	$302,000		$294,000		$724,000
A summary of our RSU activity and related information is as follows. Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of three to five years. Additionally, from time to time, grants of RSUs with both time-based and performance-based vesting conditions are made that generally vest at the end of a three or four year period.

	December 31, 2021		December 31, 2020		December 31, 2019
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	955,594	$48.76	558,312	$64.95	349,533	$69.11
Granted	677,472	66.31	631,092	39.37	386,913	59.28
Vested	(187,530)	58.82	(171,494)	65.17	(140,666)	59.97
Forfeited	(238,674)	53.76	(62,316)	56.92	(37,468)	62.73
Outstanding at year-end	1,206,862	$56.06	955,594	$48.76	558,312	$64.95
Compensation expense	$30,060,000		$15,655,000		$11,733,000
Unrecognized compensation expense	$32,525,000		$29,146,000		$25,305,000
Weighted average years over which unrecognized compensation expense is expected to be recognized		2.79		2.83		3.09
From time to time the Company has made grants of restricted common stock to various non-employee directors as to which restrictions lapse ratably over a period of three years. Compensation expense for these grants was $1,000, $26,000 and $36,000 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there were no remaining restrictions on any grants of restricted common stock.
Total compensation cost for grants of stock-settled units was $30.1 million, $15.7 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash-settled RSUs totaling 13,131 were outstanding at December 31, 2021, all of which are time-based and vest ratably over a period of four years. No grants of cash-settled RSUs were made in 2021, 2020 or 2019. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end. Compensation cost for the cash-settled units was $1.3 million, $1.8 million and $5.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(15) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$97,608	$32,701	$69,427
State	6,761	920	4,072
Total	104,369	33,621	73,499
Deferred:
Federal	(19,020)	(7,964)	10,796
State	(1,233)	—	—
Total	(20,253)	(7,964)	10,796
Total expense:
Federal	78,588	24,737	80,223
State	5,528	920	4,072
Total	$84,116	$25,657	$84,295
The reconciliation of income tax at the U.S. federal statutory tax rate to our income tax expense and effective tax rate is as follows:

	Year ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. statutory rate	$70,992	21%	$19,309	21%	$85,504	21%
State taxes	4,108	1%	726	1%	3,217	1%
Tax-exempt income	(1,855)	(1)%	(3,356)	(4)%	(5,127)	(1)%
Tax credits	(179)	—%	(1,216)	(1)%	(2,052)	(1)%
Disallowed FDIC	2,936	1%	3,920	4%	2,468	1%
Disallowed compensation	6,377	2%	3,098	3%	628	—%
Other	1,737	1%	3,176	4%	(343)	—%
Total	$84,116	25%	$25,657	28%	$84,295	21%
Our 2020 effective tax rate was significantly impacted by the lower level of income before income taxes experienced in 2020.
At December 31, 2021, 2020 and 2019, we had unrecognized tax benefits of $722,000, $1.1 million and $1.3 million, respectively.
We are no longer subject to U.S. federal income tax examinations for years before 2018 or state and local income tax examinations for years before 2017.

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

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$51,738	$59,279
Operating lease liabilities	15,615	17,983
Loan origination fees	11,204	11,181
Stock compensation	4,649	3,913
Non-accrual interest	1,874	1,245
Non-qualified deferred compensation	6,705	5,795
Unrealized loss on securities	12,684	—
Other	1,671	3,136
Total deferred tax assets	106,140	102,532
Deferred tax liabilities:
Loan origination costs	(3,110)	(2,997)
Leases	(8,414)	(8,603)
Operating lease ROU assets	(14,266)	(16,617)
MSRs	—	(22,566)
Depreciation	(10,567)	(14,968)
Unrealized gain on securities	—	(4,193)
Other	(3,446)	(3,381)
Total deferred tax liabilities	(39,803)	(73,325)
Net deferred tax asset	$66,337	$29,207
(16) Fair Value Disclosures
We determine the fair market values of our assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. See Note 1 - Operations and Summary of Significant Accounting Policies for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$120,944	$—
Residential mortgage-backed securities	—	3,225,378	—
Tax-exempt asset-backed securities	—	—	180,033
CRT securities	—	—	11,846
Equity securities(1)(2)	33,589	12,018	—
Loans held for sale(3)	—	465	7,658
Derivative assets(5)	—	37,788	—
Derivative liabilities(5)	—	37,788	—
Non-qualified deferred compensation plan liabilities(6)	29,695	—	—
December 31, 2020
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$123,589	$—
Residential mortgage-backed securities	—	2,828,956	—
Tax-exempt asset-backed securities	—	—	199,176
CRT securities	—	—	11,417
Equity securities(1)(2)	26,593	7,239	—
Loans held for sale(3)	—	232,147	6,933
Loans held for investment(4)	—	—	21,209
Derivative assets(5)	—	102,720	—
Derivative liabilities(5)	—	99,255	—
Non-qualified deferred compensation plan liabilities(6)	26,593	—	—
(1)Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year ended December 31, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(14,314)	$—	$(4,829)	$180,033
CRT securities	11,417	—	—	—	429	11,846
Loans held for sale(2)	6,933	2,125	(1,428)	5	23	7,658
Year ended December 31, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$8,470	$(6,755)	$—	$434	$199,176
CRT securities	11,964	—	—	—	(547)	11,417
Loans held for sale(2)	7,043	1,472	(2,077)	248	247	6,933
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income.
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2021, the discount rates utilized ranged from 2.55% to 2.66% and the weighted-average life ranged from 4.59 years to 4.63 years. On a combined amortized cost weighted-average basis a discount rate of 2.60% and a weighted-average life of 4.61 years were utilized to determine the fair value of these securities at December 31, 2021. At December 31, 2020, the combined weighted-average discount rate and weighted-average life utilized were 2.49% and 5.53 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2021, the discount rates utilized ranged from 3.33% to 8.25% and the weighted-average life ranged from 4.75 years to 9.55 years. On a combined amortized cost weighted-average basis a discount rate of 4.97% and a weighted-average life of 6.35 years were utilized to determine the fair value of these securities at December 31, 2021. At December 31, 2020, the combined weighted-average discount rate and weighted-average life utilized were 4.36% and 7.49 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At December 31, 2021, the fair value of these loans was calculated using a weighted-average discounted price of 97.8%, compared to 97.2% at December 31, 2020.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. There were no collateral-dependent loans held for investment reported at fair value at December 31, 2021. The $21.2 million fair value of loans held for investment at December 31, 2020 reported above includes impaired loans with a carrying value of $25.3 million that were reduced by specific allowance allocations totaling $4.1 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$7,946,659	$7,946,659	$9,206,380	$9,206,380
Investment securities	33,589	33,589	26,593	26,593
Level 2 inputs:
Investment securities	3,358,340	3,358,340	2,959,784	2,959,784
Loans held for sale	465	465	232,147	232,147
Derivative assets	37,788	37,788	102,720	102,720
Level 3 inputs:
Investment securities	191,879	191,879	210,593	210,593
Loans held for sale	7,658	7,658	6,933	6,933
Loans held for investment, net	22,595,088	22,631,252	24,176,245	24,233,185
Financial liabilities:
Level 2 inputs:
Federal funds purchased and repurchase agreements	2,832	2,832	111,751	111,751
Other borrowings	2,200,000	2,200,000	3,000,000	3,000,000
Long-term debt	928,738	952,404	395,896	405,110
Derivative liabilities	37,788	37,788	99,255	99,255
Level 3 inputs:
Deposits	28,109,365	28,109,762	30,996,589	30,997,980
(17) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table. All derivative positions related to residential MSRs and loans held for sale were closed during the third quarter of 2021 as a result of the sale of our MSR portfolio and transition of the MCA program to a third-party.

	December 31, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,768,045	$3,228	$37,694	$1,922,956	$71	$96,246
Commercial loan/lease interest rate caps	191,291	94	—	565,634	34	—
Foreign currency forward contracts	—	—	—	6,667	214	78
Customer counterparties:
Commercial loan/lease interest rate swaps	1,768,045	37,694	3,228	1,922,956	96,246	71
Commercial loan/lease interest rate caps	191,291	—	94	565,634	—	34
Foreign currency forward contracts	—	—	—	6,667	78	214
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	—	—	—	320,000	474	—
Forward sale commitments	—	—	—	155,000	551	—
Loans held for sale:
Loan purchase commitments	—	—	—	332,145	5,123	8
Forward sale commitments	—	—	—	485,326	—	2,675
Gross derivatives		41,016	41,016		102,791	99,326
Offsetting derivative assets/liabilities		(3,228)	(3,228)		(71)	(71)
Net derivatives included on the consolidated balance sheets		$37,788	$37,788		$102,720	$99,255

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	December 31, 2021 Weighted-Average Interest Rate		December 31, 2020 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps - financial institution counterparties	1.15%	2.65%	1.38%	3.14%
Non-hedging interest rate swaps - customer counterparties	2.65%	1.15%	3.14%	1.38%
The weighted-average strike rate for outstanding interest rate caps was 2.54% at December 31, 2021 and 3.41% at December 31, 2020.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $37.8 million at December 31, 2021 and approximately $102.7 million at December 31, 2020. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At December 31, 2021, we had $40.3 million in cash collateral pledged for these derivatives that is included in interest-bearing deposits in other banks. At December 31, 2020, we had $108.3 million in cash collateral pledged for these derivatives, of which $104.4 million was included in interest-bearing deposits and $3.9 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to seven risk participation agreements where we are a participant bank with a notional amount of $79.2 million at December 31, 2021, compared to nine risk participation agreements having a notional amount of $119.5 million at December 31, 2020. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $2.3 million at December 31, 2021 and $6.0 million at December 31, 2020. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2021 and December 31, 2020. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 15 risk participation agreements where we are the lead bank having a notional amount of $156.1 million at December 31, 2021, compared to 16 agreements having a notional amount of $165.9 million at December 31, 2020.
(18) Related Party Transactions
During 2021 and 2020, we have had transactions with our directors, executive officers and their affiliates and our employees. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions, all made on the same terms as the then prevailing market and credit terms extended to other customers. The Bank had approximately $10.2 million in deposits from related parties, including directors, stockholders and their affiliates at December 31, 2021 and $11.6 million at December 31, 2020.

(19) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. are as follows:
Balance Sheet

	December 31,
(in thousands)	2021	2020
Assets
Cash and cash equivalents	$438,761	$57,472
Loans held for investment	—	7,500
Investment in subsidiaries	3,155,954	2,930,843
Other assets	91,301	89,551
Total assets	$3,686,016	$3,085,366
Liabilities and Stockholders’ Equity
Other liabilities	$3,668	$1,320
Long-term debt	484,316	222,222
Total liabilities	487,984	223,542
Preferred stock	300,000	150,000
Common stock	506	504
Additional paid-in capital	1,018,711	1,002,050
Retained earnings	1,926,538	1,693,504
Treasury stock	(8)	(8)
Accumulated other comprehensive income/(loss)	(47,715)	15,774
Total stockholders’ equity	3,198,032	2,861,824
Total liabilities and stockholders’ equity	$3,686,016	$3,085,366
Statement of Income

	Year ended December 31,
(in thousands)	2021	2020	2019
Interest on loans	$3,404	$3,402	$3,401
Dividend income	10,472	10,496	10,551
Other income	5	3	17
Total income	13,881	13,901	13,969
Interest expense	15,946	10,515	12,342
Salaries and employee benefits	720	725	607
Legal and professional	1,803	3,238	3,093
Other non-interest expense	4,375	4,553	1,889
Total expense	22,844	19,031	17,931
Loss before income taxes and equity in undistributed income of subsidiary	(8,963)	(5,130)	(3,962)
Income tax benefit	(2,179)	(1,135)	(861)
Loss before equity in undistributed income of subsidiary	(6,784)	(3,995)	(3,101)
Equity in undistributed income of subsidiary	258,539	68,100	312,932
Net income	251,755	64,105	309,831
Preferred stock dividends	18,721	9,750	9,750
Net income available to common stockholders	$233,034	$54,355	$300,081

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2021	2020	2019
Operating Activities
Net income	$251,755	$64,105	$309,831
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiary	(258,539)	(68,100)	(312,932)
Amortization	2,469	101	101
Increase in other assets	(1,750)	(912)	(1,187)
Increase (decrease) in other liabilities	2,348	(448)	297
Net cash used in operating activities	(3,717)	(5,254)	(3,890)
Investing Activities
Net (increase)/decrease in loans held for investment	7,500	3,000	(3,000)
Net cash provided by/(used in) investing activities	7,500	3,000	(3,000)
Financing Activities
Costs from issuance of stock related to stock-based awards and warrants	(3,121)	(1,986)	(1,459)
Net proceeds from issuance of preferred stock	289,723	—	—
Redemption of preferred stock	(150,000)	—	—
Preferred dividends paid	(18,721)	(9,750)	(9,750)
Redemption of long-term debt	(111,000)	—	—
Issuance of long-term debt	370,625	—	—
Net cash provided by/(used in) financing activities	377,506	(11,736)	(11,209)
Net increase/(decrease) in cash and cash equivalents	381,289	(13,990)	(18,099)
Cash and cash equivalents at beginning of year	57,472	71,462	89,561
Cash and cash equivalents at end of year	$438,761	$57,472	$71,462
(20) Material Transactions Affecting Stockholders’ Equity
On March 3, 2021, we completed an issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (the “Series B Preferred Stock”) and an issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Dividends on the Series B Preferred Stock are not cumulative and will be paid when declared by our board of directors to the extent that we have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 5.75% per annum. Holders of preferred stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $289.7 million, providing additional capital to be used for general corporate purposes. A portion of the proceeds were also used to redeem, in whole, our 6.50% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms. The redemption of the Series A preferred stock occurred on June 15, 2021.

(21) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information:

	2021 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First
Interest income	$219,892	$216,589	$216,953	$223,151
Interest expense	25,860	26,053	27,496	28,339
Net interest income	194,032	190,536	189,457	194,812
Provision for credit losses	(10,000)	5,000	(19,000)	(6,000)
Net interest income after provision for credit losses	204,032	185,536	208,457	200,812
Non-interest income	31,459	24,779	37,639	44,353
Non-interest expense	146,649	152,987	149,060	150,316
Income before income taxes	88,842	57,328	97,036	94,849
Income tax expense	23,712	13,938	23,555	22,911
Net income	65,130	43,390	73,481	71,938
Preferred stock dividends	4,313	4,312	6,317	3,779
Net income available to common stockholders	$60,817	$39,078	$67,164	$68,159
Basic earnings per share:	$1.20	$0.76	$1.31	$1.33
Diluted earnings per share:	$1.19	$0.76	$1.31	$1.33

	2020 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First
Interest income	$245,348	$241,554	$248,648	$303,857
Interest expense	32,153	36,162	42,082	77,689
Net interest income	213,195	205,392	206,566	226,168
Provision for credit losses	32,000	30,000	100,000	96,000
Net interest income after provision for credit losses	181,195	175,392	106,566	130,168
Non-interest income	52,678	62,525	73,847	13,931
Non-interest expense	150,863	165,741	222,335	165,417
Income/(loss) before income taxes	83,010	72,176	(41,922)	(21,318)
Income tax expense/(benefit)	22,834	15,060	(7,606)	(4,631)
Net income/(loss)	60,176	57,116	(34,316)	(16,687)
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income/(loss) available to common stockholders	$57,739	$54,678	$(36,753)	$(19,125)
Basic earnings/(loss) per share:	$1.14	$1.08	$(0.73)	$(0.38)
Diluted earnings/(loss) per share:	$1.14	$1.08	$(0.73)	$(0.38)
(22) New Accounting Standards
ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”) provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The adoption of this ASU did not significantly impact our consolidated financial statements.

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
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 9, 2022 expressed an unqualified opinion thereon.
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

Dallas, TX
February 9, 2022

ITEM 9B.     OTHER INFORMATION
As previously reported, Julie L. Anderson ceased serving as Chief Financial Officer of the Company and the Bank effective December 31, 2021. On February 4, 2022, we entered into a Transition Agreement with Ms. Anderson, whereby she agrees to assist with the transition of executive duties and responsibilities to her successor during the period commencing on January 1, 2022 and ending on March 31, 2022 (the “Separation Date”).
Pursuant to the Transition Agreement, and provided that Ms. Anderson fulfills the conditions listed below, through the Separation Date she will continue to receive her base salary and other benefits as in effect at the end of 2021, as well as (i) a cash payment equal to no less than $1,106,000.00 payable in one lump sum on April 1, 2022, (ii) a lump sum payment equal to 18 months COBRA coverage, (iii) continued vesting of certain performance-based restricted stock units, as set forth in Exhibit A of the Transition Agreement, as if she had remained actively employed during the entire performance period applicable to each such award, subject to the achievement of the applicable performance conditions, (iv) continued vesting of certain restricted stock units, as set forth in Exhibit A of the Transition Agreement, in accordance with their terms, which will be converted into shares at the same time and subject to the same terms as would have applied if she had remained employed during the entire vesting period that applies to each such award.
Ms. Anderson’s receipt of the foregoing consideration is conditioned upon compliance with the Transition Agreement and the Surviving Provisions therein, and provided that she does not revoke the Transition Agreement, and provided that she executes the Form of Waiver and Release of Claims (included as Exhibit B of the Transition Agreement), which contains a general release of claims by Ms. Anderson against the Company, and not revoking such release within the applicable revocation period.
The foregoing description of the Transition Agreement does not purport to be complete and is subject, and qualified in its entirety by reference to, the full text of the Transition Agreement, which is filed as Exhibit 10.12 to this Annual Report on Form 10-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 19, 2022, which proxy materials will be filed with the SEC no later than March 10, 2022.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 19, 2022, which proxy materials will be filed with the SEC no later than March 10, 2022.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 19, 2022, which proxy materials will be filed with the SEC no later than March 10, 2022.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 19, 2022, which proxy materials will be filed with the SEC no later than March 10, 2022.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 19, 2022, which proxy materials will be filed with the SEC no later than March 10, 2022.
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(2) All financial statements required by Item 8
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10 dated August 24, 2000
3.5	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q dated October 30, 2008
3.6	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q dated October 22, 2020
3.7	Certificate of Designation of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 28, 2013
3.8	Certificate of Designation of 5.75% Non-Cumulative Perpetual Preferred Stock, Series B, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 3, 2021
3.9
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

4.5	Indenture dated November 19, 2002 which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 4, 2002
4.6
Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 4, 2002

4.7
Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated June 11, 2003

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

4.23	Form of Global 5.25% Subordinated Note due 2026, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 31, 2014.
4.24	First Supplemental Indenture, dated May 6, 2021, between the Company and the Trustee, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 6, 2021.
4.25	Note Purchase Agreement, dated as of March 9, 2021, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated March 9, 2021.
4.26
Deposit Agreement, dated March 3, 2021, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated March 3, 2021

10.1
Executive Employment Agreement, dated as of October 25, 2020, between Texas Capital Bancshares, Inc. and Robert C. Holmes, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2020+

10.2	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated February 21, 2014+
10.3
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 1, 2017+

10.4	Texas Capital Bancshares, Inc. Amended and Restated 2006 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K dated February 9, 2021+
10.5	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.6
Third Amended and Restated Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan, which is incorporated by reference to Exhibit 10.13 to our Annual Report on form 10-K dated February 9, 2021+

10.7	Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 19, 2018+
10.8
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.9
Form of 2018 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.10
Form of 2019 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 18, 2019+

10.11
Form of 2020 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K dated February 9, 2021+

10.12	Form of 2021 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan+*
10.13	Transition Agreement, dated as of February 4, 2022, between Texas Capital Bancshares, Inc. and Julie L. Anderson+*
10.14	Key Executive Severance Policy+*
10.15	Key Executive Change-in-Control Severance Policy+*

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2022	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ ROB C. HOLMES
Rob C. Holmes President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2022	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 9, 2022	/S/ J. MATTHEW SCURLOCK
J. Matthew Scurlock Chief Financial Officer (principal financial officer)

Date:	February 9, 2022	/S/ ELLEN DETRICH

Ellen Detrich Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 9, 2022	/S/ PAOLA ARBOUR
Paola Arbour Director

Date:	February 9, 2022	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 9, 2022	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 9, 2022	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 9, 2022	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 9, 2022	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 9, 2022	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 9, 2022	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 9, 2022	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director