Form 10-Q
period 2022-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2022-04-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
On April 20, 2022, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,723,232

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$234,853	$180,663
Interest-bearing cash and cash equivalents	5,136,680	7,765,996
Available-for-sale debt securities	2,591,218	3,538,201
Held-to-maturity debt securities	1,009,972	—
Equity securities	40,825	45,607
Investment securities	3,642,015	3,583,808
Loans held for sale	8,085	8,123
Loans held for investment, mortgage finance	5,827,965	7,475,497
Loans held for investment	15,849,434	15,331,457
Less: Allowance for credit losses on loans	211,151	211,866
Loans held for investment, net	21,466,248	22,595,088
Premises and equipment, net	24,181	20,901
Accrued interest receivable and other assets	556,154	559,897
Goodwill and intangible assets, net	17,161	17,262
Total assets	$31,085,377	$34,731,738

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing	$13,434,723	$13,390,370
Interest bearing	11,943,215	14,718,995
Total deposits	25,377,938	28,109,365
Accrued interest payable	8,560	7,699
Other liabilities	252,394	273,488
Short-term borrowings	1,427,033	2,202,832
Long-term debt	929,414	928,738
Total liabilities	27,995,339	31,522,122

Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at March 31, 2022 and December 31, 2021	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 50,710,858 and 50,618,911 at March 31, 2022 and December 31, 2021, respectively	507	506
Additional paid-in capital	1,011,353	1,008,559
Retained earnings	1,983,611	1,948,274
Treasury stock - 417 shares at cost at March 31, 2022 and December 31, 2021	(8)	(8)
Accumulated other comprehensive income/(loss), net of taxes	(205,425)	(47,715)
Total stockholders’ equity	3,090,038	3,209,616
Total liabilities and stockholders’ equity	$31,085,377	$34,731,738
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended March 31,
(in thousands except per share data)	2022	2021
Interest income
Interest and fees on loans	$187,657	$210,331
Investment securities	17,302	9,887
Interest-bearing cash and cash equivalents	3,571	2,933
Total interest income	208,530	223,151
Interest expense
Deposits	13,630	20,004
Short-term borrowings	758	2,592
Long-term debt	10,595	5,743
Total interest expense	24,983	28,339
Net interest income	183,547	194,812
Provision for credit losses	(2,000)	(6,000)
Net interest income after provision for credit losses	185,547	200,812
Non-interest income
Service charges on deposit accounts	6,022	4,716
Wealth management and trust fee income	3,912	2,855
Brokered loan fees	3,970	9,311
Servicing income	237	9,009
Investment banking and trading income	4,179	5,787
Net gain/(loss) on sale of loans held for sale	—	5,572
Other	1,962	7,103
Total non-interest income	20,282	44,353
Non-interest expense
Salaries and benefits	100,098	87,522
Occupancy expense	8,885	8,274
Marketing	4,977	1,697
Legal and professional	10,302	8,277
Communications and technology	14,700	15,969
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	3,981	6,613
Servicing-related expenses	—	12,989
Other	10,149	8,975
Total non-interest expense	153,092	150,316
Income before income taxes	52,737	94,849
Income tax expense	13,087	22,911
Net income	39,650	71,938
Preferred stock dividends	4,313	3,779
Net income available to common stockholders	$35,337	$68,159
Other comprehensive income/(loss):
Change in unrealized gain/(loss) on available-for-sale debt securities, before tax	$(199,633)	$(91,407)
Income tax benefit	(41,923)	(19,196)
Other comprehensive loss, net of tax	(157,710)	(72,211)
Comprehensive loss	$(118,060)	$(273)
Basic earnings per common share	$0.70	$1.35
Diluted earnings per common share	$0.69	$1.33
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2020 (audited)	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income/(loss):
Net income	—	—	—	—	—	71,938	—	—	—	71,938
Change in unrealized gain/(loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	(72,211)	(72,211)
Total comprehensive loss										(273)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,461	—	—	—	—	5,461
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(3,779)	—	—	—	(3,779)
Issuance of stock related to stock-based awards	—	—	87,317	1	(2,875)	—	—	—	—	(2,874)
Balance at March 31, 2021	6,300,000	$450,000	50,558,184	$505	$984,207	$1,781,215	(417)	$(8)	$(56,437)	$3,159,482

Balance at December 31, 2021 (audited)	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income/(loss):
Net income	—	—	—	—	—	39,650	—	—	—	39,650
Change in unrealized gain/(loss) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	—	(157,710)	(157,710)
Total comprehensive loss										(118,060)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,407	—	—	—	—	5,407
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	91,947	1	(2,613)	—	—	—	—	(2,612)
Balance at March 31, 2022	300,000	$300,000	50,710,858	$507	$1,011,353	$1,983,611	(417)	$(8)	$(205,425)	$3,090,038
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three months ended March 31,
(in thousands)	2022	2021
Operating activities
Net income	$39,650	$71,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	(2,000)	(6,000)
Depreciation and amortization expense	10,604	26,067
Net (gain)/loss on sale of loans held for sale	—	(5,572)
Decrease in valuation allowance on mortgage servicing rights	—	(16,448)
Stock-based compensation expense	5,588	6,368
Purchases and originations of loans held for sale	—	(1,133,239)
Proceeds from sales and repayments of loans held for sale	571	1,233,725
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	43,200	48,927
Accrued interest payable and other liabilities	(24,691)	(27,335)
Net cash provided by operating activities	72,922	198,431
Investing activities
Purchases of available-for-sale debt securities	(376,415)	(460,793)
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	104,338	118,316
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	9,882	—
Sales/(purchases) of equity securities, net	940	(588)
Originations of loans held for investment, mortgage finance	(26,902,960)	(48,097,222)
Proceeds from pay-offs of loans held for investment, mortgage finance	28,550,492	48,167,550
Net (increase)/decrease in loans held for investment, excluding mortgage finance	(517,465)	(54,141)
Purchases of premises and equipment, net	(2,709)	(924)
Net cash provided by/(used in) investing activities	866,103	(327,802)
Financing activities
Net increase/(decrease) in deposits	(2,731,427)	2,395,381
Issuance of stock related to stock-based awards	(2,612)	(2,874)
Net proceeds from issuance of preferred stock	—	289,723
Preferred stock dividends paid	(4,313)	(3,779)
Net decrease in short-term borrowings	(775,799)	(596,164)
Net proceeds from issuance of long-term debt	—	268,815
Net cash provided by/(used in) financing activities	(3,514,151)	2,351,102
Net increase/(decrease) in cash and cash equivalents	(2,575,126)	2,221,731
Cash and cash equivalents at beginning of period	7,946,659	9,206,380
Cash and cash equivalents at end of period	$5,371,533	$11,428,111
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,122	$33,860
Cash paid during the period for income taxes	302	440
Transfers of debt securities from available-for-sale to held-to-maturity	1,019,365	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“we,” “us”, “TCBI” or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Texas Capital Bank (the “Bank”).
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
The consolidated interim financial statements are unaudited and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands except share and per share data)	2022	2021
Numerator:
Net income	$39,650	$71,938
Preferred stock dividends	4,313	3,779
Net income available to common stockholders	$35,337	$68,159
Denominator:
Denominator for basic earnings per common share—weighted average common shares	50,667,090	50,513,277
Effect of dilutive outstanding stock-settled awards	656,937	556,234
Denominator for dilutive earnings per common share—weighted average diluted common shares	51,324,027	51,069,511

Basic earnings per common share	$0.70	$1.35
Diluted earnings per common share	$0.69	$1.33

Anti-dilutive outstanding stock-settled awards	229,488	80,263

(3) Investment Securities
The following is a summary of our investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$376,569	$—	$(8,715)	$367,854
U.S. government agency securities	125,000	—	(11,484)	113,516
Residential mortgage-backed securities	2,099,900	46	(167,844)	1,932,102
Tax-exempt asset-backed securities	166,889	926	(1,970)	165,845
Credit risk transfer (“CRT”) securities	14,713	—	(2,812)	11,901
Total available-for-sale debt securities	2,783,071	972	(192,825)	2,591,218
Held-to-maturity debt securities:
Residential mortgage-backed securities	1,009,972	—	(36,381)	973,591
Total held-to-maturity debt securities	1,009,972	—	(36,381)	973,591
Equity securities				40,825
Total investment securities(2)				$3,642,015

December 31, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(4,056)	$120,944
Residential mortgage-backed securities	3,288,261	156	(63,039)	3,225,378
Tax-exempt asset-backed securities	170,626	9,407	—	180,033
CRT securities	14,713	—	(2,867)	11,846
Total available-for-sale debt securities	3,598,600	9,563	(69,962)	3,538,201
Equity securities				45,607
Total investment securities(2)				$3,583,808
(1)Excludes accrued interest receivable of $5.5 million and $6.6 million at March 31, 2022 and December 31, 2021, respectively, related to available-for-sale debt securities, and $1.6 million at March 31, 2022 related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
In the first quarter of 2022, we transferred $1.0 billion of available-for-sale debt securities to held-to-maturity at fair value. The transfer was the result of deliberate actions taken to execute on our asset-liability management strategies in response to rising interest rates. Management determined that it has both the positive intent and ability to hold these securities to maturity. On the date of transfer, the difference between the carrying value and fair value of these securities, which was recorded, net of tax, as a loss in accumulated other comprehensive income/(loss) (“AOCI”), resulted in the securities transferring at a discount of $69.2 million. The discount and unrealized loss, net of tax, in AOCI will be amortized to interest income over the remaining life of the securities using the interest method. There were no gains or losses recognized as a result of this transfer.
The amortized cost and estimated fair value as of March 31, 2022, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$95	$101	$—	$—
Due after one year through five years	376,612	367,899	—	—
Due after five years through ten years	156,492	140,462	—	—
Due after ten years	2,249,872	2,082,756	1,009,972	973,591
Total	$2,783,071	$2,591,218	$1,009,972	$973,591

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
U.S. treasury securities	$367,854	$(8,715)	$—	$—	$367,854	$(8,715)
U.S. government agency securities	—	—	113,516	(11,484)	113,516	(11,484)
Residential mortgage-backed securities	962,312	(77,250)	967,491	(90,594)	1,929,803	(167,844)
Tax-exempt asset-backed securities	70,464	(1,970)	—	—	70,464	(1,970)
CRT securities	—	—	11,901	(2,812)	11,901	(2,812)
Total	$1,400,630	$(87,935)	$1,092,908	$(104,890)	$2,493,538	$(192,825)
December 31, 2021
U.S. government agency securities	$24,085	$(915)	$96,859	$(3,141)	$120,944	$(4,056)
Residential mortgage-backed securities	2,871,052	(50,721)	303,491	(12,318)	3,174,543	(63,039)
CRT securities	—	—	11,846	(2,867)	11,846	(2,867)
Total	$2,895,137	$(51,636)	$412,196	$(18,326)	$3,307,333	$(69,962)

At March 31, 2022, we had 81 available-for-sale debt securities in an unrealized loss position, comprised of five U.S. treasury securities, five U.S. government agency securities, 68 residential mortgage-backed securities, one tax-exempt asset-backed security and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. We do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the amortized cost of the available-for-sale debt securities in an unrealized loss position and have recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity debt securities consist of government guaranteed securities for which no loss is expected. At March 31, 2022 and December 31, 2021, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
Debt securities with carrying values of approximately $19.5 million and $1.9 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at March 31, 2022. The comparative amounts at December 31, 2021 were $22.0 million and $2.0 million, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income/(loss):

	Three months ended March 31,
(in thousands)	2022	2021
Net gains/(losses) recognized during the period	$(3,640)	$378
Less: Realized net gains/(losses) recognized on securities sold	202	398
Unrealized net gains/(losses) recognized on securities held	$(3,842)	$(20)

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	March 31, 2022	December 31, 2021
Loans held for investment:
Commercial	$10,175,668	$9,897,561
Energy	797,191	721,373
Mortgage finance	5,827,965	7,475,497
Real estate	4,943,195	4,777,530
Gross loans held for investment(1)	21,744,019	22,871,961
Unearned income (net of direct origination costs)	(66,620)	(65,007)
Total loans held for investment(1)	21,677,399	22,806,954
Allowance for credit losses on loans	(211,151)	(211,866)
Total loans held for investment, net(1)	$21,466,248	$22,595,088

Loans held for sale:
Mortgage loans, at fair value	$8,085	$8,123
Total loans held for sale	$8,085	$8,123
(1)    Excludes accrued interest receivable of $49.7 million and $50.3 million at March 31, 2022 and December 31, 2021, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2022
Commercial
(1-7) Pass	$234,841	$3,863,274	$330,939	$453,566	$305,767	$430,483	$4,264,331	$34,280	$9,917,481
(8) Special mention	3,118	26,848	4,077	26,776	—	5,043	28,622	3,907	98,391
(9) Substandard - accruing	—	666	3,410	77,915	24,366	16,847	9,458	1,664	134,326
(9+) Non-accrual	—	2,003	—	44	12,898	6,918	3,607	—	25,470
Total commercial	$237,959	$3,892,791	$338,426	$558,301	$343,031	$459,291	$4,306,018	$39,851	$10,175,668
Energy
(1-7) Pass	$34,710	$61,000	$—	$—	$—	$1,581	$673,649	$—	$770,940
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	7,984	—	—	7,984
(9+) Non-accrual	—	8,584	—	—	—	—	9,683	—	18,267
Total energy	$34,710	$69,584	$—	$—	$—	$9,565	$683,332	$—	$797,191
Mortgage finance
(1-7) Pass	$—	$385,449	$599,899	$512,708	$550,246	$3,779,663	$—	$—	$5,827,965
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$385,449	$599,899	$512,708	$550,246	$3,779,663	$—	$—	$5,827,965
Real estate
CRE
(1-7) Pass	$152,474	$548,881	$640,761	$602,864	$277,042	$552,259	$100,734	$25,101	$2,900,116
(8) Special mention	—	—	—	—	—	39,697	—	451	40,148
(9) Substandard - accruing	—	17,850	—	—	40,658	40,292	—	411	99,211
(9+) Non-accrual	—	—	—	—	—	194	—	—	194
RBF
(1-7) Pass	23,129	138,381	27,533	13,382	10,434	9,080	471,488	—	693,427
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	61,121	167,638	146,058	112,818	89,998	197,678	37,600	29,107	842,018
(8) Special mention	—	—	6,698	—	—	16,217	—	—	22,915
(9) Substandard - accruing	—	—	6,373	—	—	4,816	—	—	11,189
(9+) Non-accrual	—	—	—	—	—	2,544	—	12,666	15,210
Secured by 1-4 family
(1-7) Pass	21,493	95,823	58,845	29,654	21,551	84,616	4,035	—	316,017
(8) Special mention	—	1,084	—	—	—	289	—	—	1,373
(9) Substandard - accruing	—	—	—	—	—	1,191	—	—	1,191
(9+) Non-accrual	—	—	—	—	—	186	—	—	186
Total real estate	$258,217	$969,657	$886,268	$758,718	$439,683	$949,059	$613,857	$67,736	$4,943,195
Total	$530,886	$5,317,481	$1,824,593	$1,829,727	$1,332,960	$5,197,578	$5,603,207	$107,587	$21,744,019

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2021
Commercial
(1-7) Pass	$1,133,013	$3,157,150	$546,520	$319,246	$200,478	$289,795	$3,960,706	$41,377	$9,648,285
(8) Special mention	2,650	5,277	23,129	8,697	39	5,322	5,120	7,883	58,117
(9) Substandard - accruing	—	7,705	102,619	25,010	6,202	6,962	14,742	2,007	165,247
(9+) Non-accrual	736	1,191	49	12,955	1,166	6,196	3,619	—	25,912
Total commercial	$1,136,399	$3,171,323	$672,317	$365,908	$207,885	$308,275	$3,984,187	$51,267	$9,897,561
Energy
(1-7) Pass	$71,750	$—	$—	$3	$—	$7,188	$577,988	$—	$656,929
(8) Special mention	—	—	—	—	—	—	27,421	—	27,421
(9) Substandard - accruing	—	—	—	—	—	8,643	—	—	8,643
(9+) Non-accrual	—	—	—	—	—	—	28,380	—	28,380
Total energy	$71,750	$—	$—	$3	$—	$15,831	$633,789	$—	$721,373
Mortgage finance
(1-7) Pass	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
Real estate
CRE
(1-7) Pass	$497,462	$576,344	$600,005	$294,005	$155,252	$451,042	$73,988	$25,970	$2,674,068
(8) Special mention	—	—	291	8,827	20,089	26,344	—	—	55,551
(9) Substandard - accruing	17,850	—	—	40,900	37,393	38,188	—	2,308	136,639
(9+) Non-accrual	—	—	—	—	—	198	—	—	198
RBF
(1-7) Pass	155,595	44,362	9,693	8,565	—	12,732	460,888	—	691,835
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	166,202	148,811	119,017	106,343	61,723	139,723	47,653	29,595	819,067
(8) Special mention	—	7,365	—	—	845	4,982	—	—	13,192
(9) Substandard - accruing	—	6,424	—	—	16,922	20,184	—	—	43,530
(9+) Non-accrual	—	—	—	—	2,641	1,450	—	13,741	17,832
Secured by 1-4 family
(1-7) Pass	96,899	60,659	40,586	22,976	31,826	65,910	4,535	—	323,391
(8) Special mention	—	553	—	—	—	291	—	—	844
(9) Substandard - accruing	—	—	—	—	—	1,203	—	—	1,203
(9+) Non-accrual	—	—	—	—	—	180	—	—	180
Total real estate	$934,008	$844,518	$769,592	$481,616	$326,691	$762,427	$587,064	$71,614	$4,777,530
Total	$2,431,199	$4,606,457	$2,098,354	$1,602,034	$866,577	$5,939,419	$5,205,040	$122,881	$22,871,961

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Three months ended March 31, 2022
Beginning balance	$102,202	$52,568	$6,083	$51,013	$211,866
Provision for credit losses on loans	5,437	(24,522)	4,159	13,699	(1,227)
Charge-offs	110	—	—	350	460
Recoveries	217	755	—	—	972
Net charge-offs (recoveries)	(107)	(755)	—	350	(512)
Ending balance	$107,746	$28,801	$10,242	$64,362	$211,151
Three months ended March 31, 2021
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	(1,001)	(5,852)	211	929	(5,713)
Charge-offs	2,451	5,732	—	—	8,183
Recoveries	1,050	715	—	—	1,765
Net charge-offs (recoveries)	1,401	5,017	—	—	6,418
Ending balance	$70,659	$73,195	$4,910	$93,720	$242,484
We recorded a negative $2.0 million provision for credit losses for the three months ended March 31, 2022, compared to a negative provision of $6.0 million for the same period in 2021, resulting from a decline in criticized loans, partially offset by an increase in loans held for investment, excluding mortgage finance. We recorded $512,000 in net recoveries during the three months ended March 31, 2022, compared to net charge-offs of $6.4 million during the same period in 2021. Criticized loans totaled $476.1 million at March 31, 2022, compared to $945.1 million at March 31, 2021.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2021, we had $12.7 million in collateral-dependent real estate loans, collateralized by real estate property.
The table below provides an age analysis of our gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-Accrual Loans(2)	Current	Total	Non-Accrual With No Allowance
March 31, 2022
Commercial	$13,349	$2,142	$3,808	$19,299	$25,470	$10,130,899	$10,175,668	$4,277
Energy	—	—	—	—	18,267	778,924	797,191	8,584
Mortgage finance	—	—	—	—	—	5,827,965	5,827,965	—
Real estate:
CRE	187	194	1,986	2,367	194	3,037,108	3,039,669	—
RBF	—	—	—	—	—	693,427	693,427	—
Other	—	—	—	—	15,210	876,122	891,332	15,210
Secured by 1-4 family	—	—	237	237	186	318,344	318,767	—
Total	$13,536	$2,336	$6,031	$21,903	$59,327	$21,662,789	$21,744,019	$28,071
(1)Loans past due 90 days and still accruing includes premium finance loans of $3.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of March 31, 2022 and December 31, 2021, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the three months ended March 31, 2022. Accrued interest of $4,000 was reversed during the three months ended March 31, 2022.
As of March 31, 2022 and December 31, 2021, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at March 31, 2022 and December 31, 2021, $18.0 million and $19.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
We did not have any loans that were restructured during the three months ended March 31, 2022 or 2021.

(5) Short-term Borrowings and Long-term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	March 31, 2022	December 31, 2021
Customer repurchase agreements	$2,033	$2,832
Federal Home Loan Bank borrowings	1,425,000	2,200,000
Total short-term borrowings	$1,427,033	$2,202,832
The table below presents a summary of long-term debt:

(in thousands)	March 31, 2022	December 31, 2021
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$270,988	$270,487
Bank-issued 5.75% fixed rate subordinated notes due 2026	174,000	173,935
Company-issued 4.00% fixed rate subordinated notes due 2031	371,020	370,910
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$929,414	$928,738
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended March 31,
(in thousands)	2022	2021
Beginning balance of allowance for off-balance sheet credit losses	$17,265	$17,434
Provision for off-balance sheet credit losses	(773)	(287)
Ending balance of allowance for off-balance sheet credit losses	$16,492	$17,147

(in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit - period end balance	$9,917,556	$9,445,763
Standby letters of credit - period end balance	364,765	357,672
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and the Bank’s capital ratios exceeded the regulatory definition of well capitalized as of March 31, 2022 and December 31, 2021. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2022
CET1
Company	$2,987,142	11.46%	$1,824,684	7.00%	N/A	N/A
Bank	3,059,948	11.74%	1,824,675	7.00%	1,694,341	6.50%
Total capital (to risk-weighted assets)
Company	4,087,685	15.68%	2,737,026	10.50%	2,606,691	10.00%
Bank	3,589,472	13.77%	2,737,013	10.50%	2,606,679	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,397,142	13.03%	2,215,688	8.50%	1,564,015	6.00%
Bank	3,219,948	12.35%	2,215,677	8.50%	2,085,343	8.00%
Tier 1 capital (to average assets)(1)
Company	3,397,142	9.89%	1,373,788	4.00%	N/A	N/A
Bank	3,219,948	9.38%	1,373,632	4.00%	1,717,040	5.00%
December 31, 2021
CET1
Company	$2,949,785	11.06%	$1,866,444	7.00%	N/A	N/A
Bank	3,013,170	11.30%	1,866,303	7.00%	1,732,996	6.50%
Total capital (to risk-weighted assets)
Company	4,085,540	15.32%	2,799,666	10.50%	2,666,348	10.00%
Bank	3,578,014	13.42%	2,799,455	10.50%	2,666,148	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,359,785	12.60%	2,266,396	8.50%	1,599,809	6.00%
Bank	3,173,170	11.90%	2,266,225	8.50%	2,132,918	8.00%
Tier 1 capital (to average assets)(1)
Company	3,359,785	9.01%	1,490,902	4.00%	N/A	N/A
Bank	3,173,170	8.51%	1,490,677	4.00%	1,863,346	5.00%
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
Dividends that may be paid by banks are routinely restricted by various regulatory authorities, including federal banking law requirements concerning the payment of dividends. The Basel III Capital Rules further limit the amount of dividends that may be paid by us or our Bank. No dividends were declared or paid on our common stock during the three months ended March 31, 2022, or during the year ended December 31, 2021.
On April 19, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
(8) Stock-based Compensation
We have long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the board of directors, or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), restricted stock and performance units, or any combination thereof. On April 19, 2022, the Company’s stockholders approved the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which provides for the issuance of 1,124,880 shares of common stock for compensation to the Company’s key employees and non-employee directors.
The table below summarizes our stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2022	2021
Stock-settled awards:
RSUs	$5,407	$5,460
Restricted stock	—	1
Cash-settled units	181	907
Total	$5,588	$6,368

(in thousands except period data)	March 31, 2022
Unrecognized compensation expense related to unvested stock-settled awards	$46,901
Weighted average period over which expense is expected to be recognized, in years	2.7

(9) Fair Value Disclosures
We determine the fair market values of our assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in the Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. See Note 1 - Operations and Summary of Significant Accounting Policies in our 2021 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$367,854	$—	$—
U.S. government agency securities	—	113,516	—
Residential mortgage-backed securities	—	1,932,102	—
Tax-exempt asset-backed securities	—	—	165,845
CRT securities	—	—	11,901
Equity securities(1)(2)	29,154	11,671	—
Loans held for sale(3)	—	—	8,085
Derivative assets(4)	—	30,238	—
Derivative liabilities(4)	—	30,238	—
Non-qualified deferred compensation plan liabilities(5)	26,474	—	—

December 31, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$120,944	$—
Residential mortgage-backed securities	—	3,225,378	—
Tax-exempt asset-backed securities	—	—	180,033
CRT securities	—	—	11,846
Equity securities(1)(2)	33,589	12,018	—
Loans held for sale(3)	—	465	7,658
Derivative assets(4)	—	37,788	—
Derivative liabilities(4)	—	37,788	—
Non-qualified deferred compensation plan liabilities(5)	29,695	—	—
(1)Investment securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to our non-qualified deferred compensation plan.
(3)Mortgage loans held for sale are measured at fair value on a recurring basis, generally monthly.
(4)Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
(5)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis:

				Net Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended March 31, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(3,736)	$—	$(10,452)	$165,845
CRT securities	11,846	—	—	—	55	11,901
Loans held for sale(2)	7,658	933	(41)	—	(465)	8,085
Three months ended March 31, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(11,371)	$—	$(6,239)	$181,566
CRT securities	11,417	—	—	—	48	11,465
Loans held for sale(2)	6,933	537	(279)	5	79	7,275
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at period end. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in net gain/(loss) on sale of loans held for sale on the consolidated statements of income and other comprehensive income/(loss).
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At March 31, 2022, the discount rates utilized ranged from 4.09% to 4.16% and the weighted-average life ranged from 4.33 years to 4.40 years. On a combined amortized cost weighted-average basis a discount rate of 4.12% and weighted-average life of 4.36 years were utilized to determine the fair value of these securities at March 31, 2022. At December 31, 2021, the combined weighted-average discount rate and weighted-average life utilized were 2.60% and 4.61 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At March 31, 2022, the discount rates utilized ranged from 4.57% to 9.54% and the weighted-average life ranged from 4.84 years to 9.38 years. On a combined amortized cost weighted-average basis a discount rate of 6.23% and a weighted-average life of 6.35 years were utilized to determine the fair value of these securities at March 31, 2022. At December 31, 2021, the combined weighted-average discount rate and combined weighted-average life utilized were 4.97% and 6.35 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At March 31, 2022, the fair value of these loans was calculated using a weighted-average discounted price of 92.3% compared to 97.8% at December 31, 2021.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

		Estimated Fair Value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and cash equivalents	$5,371,533	$5,371,533	$5,371,533	$—	$—
Available-for-sale debt securities	2,591,218	2,591,218	367,854	2,045,618	177,746
Held-to-maturity debt securities	1,009,972	973,591	—	973,591	—
Equity securities	40,825	40,825	29,154	11,671	—
Loans held for sale	8,085	8,085	—	—	8,085
Loans held for investment, net	21,466,248	21,436,263	—	—	21,436,263
Derivative assets	30,238	30,238	—	30,238	—
Financial liabilities:
Total deposits	25,377,938	25,378,165	—	—	25,378,165
Short-term borrowings	1,427,033	1,427,033	—	1,427,033	—
Long-term debt	929,414	913,678	—	913,678	—
Derivative liabilities	30,238	30,238	—	30,238	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$7,946,659	$7,946,659	$7,946,659	$—	$—
Available-for-sale debt securities	3,538,201	3,538,201	—	3,346,322	191,879
Equity securities	45,607	45,607	33,589	12,018	—
Loans held for sale	8,123	8,123	—	465	7,658
Loans held for investment, net	22,595,088	22,631,252	—	—	22,631,252
Derivative assets	37,788	37,788	—	37,788	—
Financial liabilities:
Total deposits	28,109,365	28,109,762	—	—	28,109,762
Short-term borrowings	2,202,832	2,202,832	—	2,202,832	—
Long-term debt	928,738	952,404	—	952,404	—
Derivative liabilities	37,788	37,788	—	37,788	—
(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	March 31, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,529,665	$29,161	$8,072	$1,768,045	$3,228	$37,694
Commercial loan/lease interest rate caps	168,701	713	—	191,291	94	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,529,665	8,072	29,161	1,768,045	37,694	3,228
Commercial loan/lease interest rate caps	168,701	—	713	191,291	—	94
Gross derivatives		37,946	37,946		41,016	41,016
Offsetting derivative assets/liabilities		(7,708)	(7,708)		(3,228)	(3,228)
Net derivatives included on the consolidated balance sheets		$30,238	$30,238		$37,788	$37,788

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	March 31, 2022		December 31, 2021
	Received	Paid	Received	Paid
Non-hedging interest rate swaps - financial institution counterparties	1.58%	2.83%	1.15%	2.65%
Non-hedging interest rate swaps - customer counterparties	2.83%	1.58%	2.65%	1.15%
The weighted-average strike rate for outstanding interest rate caps was 2.47% at March 31, 2022 and 2.54% at December 31, 2021.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $30.2 million at March 31, 2022, and approximately $37.8 million at December 31, 2021. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. We had $14.3 million and $40.3 million in cash collateral pledged for these derivatives at March 31, 2022 and December 31, 2021, respectively, included in interest-bearing cash and cash equivalents on the consolidated balance sheets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 12 risk participation agreements where we are a participant bank with a notional amount of $126.8 million at March 31, 2022, compared to seven risk participation agreements having a notional amount of $79.2 million at December 31, 2021. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $750,000 at March 31, 2022 and $2.3 million at December 31, 2021. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2022 and December 31, 2021. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 17 risk participation agreements where we are the lead bank having a notional amount of $197.8 million at March 31, 2022, compared to 15 agreements having a notional amount of $156.1 million at December 31, 2021.
(11) New Accounting Standards
Accounting Standard Update (“ASU”) ASU 2022-01, “Derivatives and Hedging (Topic 815)” (“ASU 2022-01”) clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023 and will have an impact on our financial statement disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “intends,” “seeks,” “likely,” “should,” “may” “could” and other similar expressions. These forward-looking statements are based of the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved, and should not be the primary basis upon which investors evaluate an investment in our securities. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, credit quality and risk, the COVID-19 pandemic, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic and market conditions in Texas, the United States or internationally, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Selected income statement data and key performance indicators are presented in the table below:

	For the Three Months Ended
(dollars in thousands except per share data)	March 31, 2022	March 31, 2021
Net interest income	$183,547	$194,812
Provision for credit losses	(2,000)	(6,000)
Non-interest income	20,282	44,353
Non-interest expense	153,092	150,316
Income before income taxes	52,737	94,849
Income tax expense	13,087	22,911
Net income	39,650	71,938
Preferred stock dividends	4,313	3,779
Net income available to common stockholders	$35,337	$68,159
Earnings per common share - basic	$0.70	$1.35
Earnings per common share - diluted	$0.69	$1.33
Net interest margin	2.23%	2.04%
Return on average assets	0.47%	0.73%
Return on average common equity	4.97%	10.08%
Non-interest income to average earning assets	0.25%	0.46%
Efficiency ratio(1)	75.1%	62.9%
Non-interest expense to average earning assets	1.86%	1.57%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.

We reported net income of $39.7 million and net income available to common stockholders of $35.3 million for the first quarter of 2022 compared to net income of $71.9 million and net income available to common stockholders of $68.2 million for the first quarter of 2021. On a fully diluted basis, earnings per common share were $0.69 for the first quarter of 2022, compared to $1.33 for the first quarter of 2021. Return on average common equity (“ROE”) was 4.97% and return on average assets (“ROA”) was 0.47% for the first quarter of 2022, compared to 10.08% and 0.73%, respectively, for the first quarter of 2021. The decrease in net income for the first quarter of 2022 compared to the first quarter of 2021 resulted primarily from decreases in net interest income and non-interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis

	Three months ended March 31, 2022			Three months ended March 31, 2021
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(1)	$3,669,257	$17,743	1.96%	$3,422,571	$10,359	1.23%
Interest bearing cash and cash equivalents	8,552,300	3,571	0.17%	11,845,547	2,933	0.10%
Loans held for sale	7,633	113	6.01%	243,326	1,595	2.66%
Loans held for investment, mortgage finance	5,732,901	43,466	3.07%	8,177,759	64,942	3.22%
Loans held for investment(1)(2)	15,686,319	144,134	3.73%	15,457,888	143,935	3.78%
Less: Allowance for credit losses on loans	212,612	—	—	254,697	—	—
Loans held for investment, net	21,206,608	187,600	3.59%	23,380,950	208,877	3.62%
Total earning assets	33,435,798	209,027	2.54%	38,892,394	223,764	2.33%
Cash and other assets	819,486			1,064,679
Total assets	$34,255,284			$39,957,073
Liabilities and Stockholders’ Equity
Transaction deposits	$2,432,687	$3,962	0.66%	$3,991,966	$5,861	0.60%
Savings deposits	10,420,545	8,583	0.33%	12,889,974	10,788	0.34%
Time deposits	1,038,722	1,085	0.42%	2,204,242	3,355	0.62%
Total interest bearing deposits	13,891,954	13,630	0.40%	19,086,182	20,004	0.43%
Short-term borrowings	1,770,781	758	0.17%	2,686,398	2,592	0.39%
Long-term debt	929,005	10,595	4.63%	464,731	5,743	5.01%
Total interest bearing liabilities	16,591,740	24,983	0.61%	22,237,311	28,339	0.52%
Non-interest bearing deposits	14,235,749			14,421,505
Other liabilities	243,141			309,644
Stockholders’ equity	3,184,654			2,988,613
Total liabilities and stockholders’ equity	$34,255,284			$39,957,073
Net interest income(1)		$184,044			$195,425
Net interest margin			2.23%			2.04%
Net interest spread			1.93%			1.81%

(1)Taxable equivalent rates used where applicable.
(2)Average balances include non-accrual loans which are stated net of unearned income.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2022/2021
	Net Change	Change due to(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$7,384	$748	$6,636
Interest bearing cash and cash equivalents	638	(812)	1,450
Loans held for sale	(1,482)	(1,546)	64
Loans held for investment, mortgage finance loans	(21,476)	(19,412)	(2,064)
Loans held for investment	199	2,129	(1,930)
Total	(22,759)	(18,829)	(3,930)
Interest expense:
Transaction deposits	(1,899)	(2,307)	408
Savings deposits	(2,205)	(2,070)	(135)
Time deposits	(2,270)	(1,782)	(488)
Short-term borrowings	(1,834)	(880)	(954)
Long-term debt	4,852	5,735	(883)
Total	(3,356)	(1,304)	(2,052)
Net interest income	$(19,403)	$(17,525)	$(1,878)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $183.5 million for the three months ended March 31, 2022, compared to $194.8 million for the same period in 2021. The decrease was primarily due to a decrease in average loans held for investment, mortgage finance, partially offset by an increase in investment securities yields.
Average earning assets for the three months ended March 31, 2022 decreased $5.5 billion compared to the same period in 2021, and included a $3.3 billion decrease in average interest-bearing cash and cash equivalents and a $2.4 billion decrease in average loans held for investment, mortgage finance. The decrease in average interest bearing cash and cash equivalents resulted primarily from our proactive exit of certain high-cost indexed deposit products in the second half of 2021. The decrease in average loans held for investment, mortgage finance, was primarily due to reduced volumes as a result of the rising interest rate environment. Average interest-bearing liabilities for the three months ended March 31, 2022 decreased $5.6 billion compared to the same period in 2021, primarily due to a $5.2 billion decrease in average interest-bearing deposits. Average demand deposits for the three months ended March 31, 2022 decreased $185.8 million compared to the same period in 2021.
Net interest margin for the three months ended March 31, 2022 was 2.23% compared to 2.04% for the same period in 2021, primarily due to a shift in the composition of earning assets, primarily declines in interest-bearing cash and cash equivalents and LHI, mortgage finance.
The yield on total loans held for investment decreased to 3.59% for the three months ended March 31, 2022 compared to 3.62% for the same period in 2021, and the yield on earning assets increased to 2.54% for the three months ended March 31, 2022 compared to 2.33% for the same period in 2021. The average cost of total deposits decreased to 0.20% for the three months ended March 31, 2022 from 0.24% for the same period in 2021, and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 0.30% for the three months ended March 31, 2022 compared to 0.29% for the same period in 2021.

Non-interest Income

	Three months ended March 31,
(in thousands)	2022	2021
Service charges on deposit accounts	$6,022	$4,716
Wealth management and trust fee income	3,912	2,855
Brokered loan fees	3,970	9,311
Servicing income	237	9,009
Investment banking and trading income	4,179	5,787
Net gain/(loss) on sale of loans held for sale	—	5,572
Other	1,962	7,103
Total non-interest income	$20,282	$44,353
Non-interest income decreased $24.1 million during the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to decreases in brokered loan fees, servicing fee income and net gain/(loss) on sale of loans held for sale all as a result of the sale of our mortgage servicing rights portfolio and transition of the mortgage correspondent aggregation program in 2021.
Non-interest Expense

	Three months ended March 31,
(in thousands)	2022	2021
Salaries and benefits	$100,098	$87,522
Occupancy expense	8,885	8,274
Marketing	4,977	1,697
Legal and professional	10,302	8,277
Communications and technology	14,700	15,969
FDIC insurance assessment	3,981	6,613
Servicing-related expenses	—	12,989
Other	10,149	8,975
Total non-interest expense	$153,092	$150,316
Non-interest expense for the three months ended March 31, 2022 increased $2.8 million compared to the same period in 2021. The increase was primarily due to increases in salaries and benefits, partially offset by a decrease in servicing-related expenses. The increase in salaries and benefits expense was primarily due to an increase in headcount, while the decrease in service-related expenses resulted primarily from the sale of our mortgage servicing rights portfolio in 2021.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment by portfolio segment:

	March 31, 2022	December 31, 2021
(in thousands)
Commercial	$10,175,668	$9,897,561
Energy	797,191	721,373
Mortgage finance	5,827,965	7,475,497
Real estate	4,943,195	4,777,530
Gross loans held for investment	$21,744,019	$22,871,961
Deferred income (net of direct origination costs)	(66,620)	(65,007)
Total loans held for investment	21,677,399	22,806,954
Allowance for credit losses on loans	(211,151)	(211,866)
Total loans held for investment, net	$21,466,248	$22,595,088
Total loans held for investment were $21.7 billion at March 31, 2022, a decline of $1.1 billion from December 31, 2021. The decline in total loans held for investment was primarily due to a decline in mortgage finance loans, partially offset by increases in commercial and real estate loans. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 27% of total loans held for investment at March 31, 2022 compared to 33% at December 31, 2021. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. The balances of mortgage finance loans have continued to decline in the first quarter of 2022 as interest rates have continued to rise.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2022, we had $2.7 billion in syndicated loans, $649.5 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2022, none of our syndicated loans were on non-accrual.
Portfolio Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of March 31, 2022, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit.

(in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans held for investment(1):
Commercial:
Assets of the borrowers	$17,927	$18,366
Accounts receivable and inventory	5,450	5,501
Other	2,093	2,045
Total commercial	25,470	25,912
Energy:
Oil and gas properties	18,267	28,380
Total energy	18,267	28,380
Real estate:
Assets of the borrowers	12,666	13,741
Commercial property	2,738	2,840
Single family residences	186	1,629
Total real estate	15,590	18,210
Total non-accrual loans held for investment	59,327	72,502
Non-accrual loans held for sale	—	—
Other real estate owned	—	—
Total non-performing assets	$59,327	$72,502

Non-accrual loans held for investment to total loans held for investment	0.27%	0.32%
Allowance for credit losses on loans to non-accrual loans held for investment	3.6x	2.9x

Loans held for investment past due 90 days and still accruing(2)	$6,031	$3,467
Loans held for investment past due 90 days to total loans held for investment	0.03%	0.02%
Loans held for sale past due 90 days and still accruing(3)	$3,865	$3,986
(1)As of March 31, 2022 and December 31, 2021, non-accrual loans included $18.0 million and 19.4 million, respectively, in loans that met the criteria for restructured.
(2)At March 31, 2022 and December 31, 2021, loans past due 90 days and still accruing includes premium finance loans of $3.2 million and $3.3 million, respectively.
(3)Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government.
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.

We recorded a $2.0 million negative provision for credit losses for the three months ended March 31, 2022, compared to a negative provision of $6.0 million for the three months ended March 31, 2021. The $2.0 million negative provision for credit losses resulted from a decline in criticized loans, partially offset by an increase in loans held for investment, excluding mortgage finance. We recorded $512,000 in net recoveries during the three months ended March 31, 2022, compared to net charge-offs of $6.4 million during the three months ended March 31, 2021. Criticized loans totaled $476.1 million at March 31, 2022, compared to $945.1 million at March 31, 2021.
The table below presents key metrics related to our credit loss experience:

	March 31, 2022	March 31, 2021
Allowance for credit losses on loans to total loans held for investment	0.97%	0.99%
Allowance for credit losses on loans to total average loans held for investment	0.99%	1.03%
Total provision for credit losses to average total loans held for investment(1)	(0.04)%	(0.10)%
Total allowance for credit losses to total loans held for investment	1.05%	1.06%
(1)    Interim period ratios are annualized.
The table below details net charge-offs (recoveries) as a percentage of average total loans by loan category:

	Three months ended March 31,
	2022		2021
		Net Charge-offs		Net Charge-offs
	Net Charge-offs	to Average Loans(1)	Net Charge-offs	to Average Loans(1)
Commercial	$(107)	—%	$1,401	0.06%
Energy	(755)	(0.40)%	5,017	2.94%
Mortgage finance	—	—%	—	—%
Real estate	350	0.03%	—	—%
Total	$(512)	(0.01)%	$6,418	0.11%
(1)    Interim period ratios are annualized.
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding is customer deposits, supplemented by short-term borrowings, primarily federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets, as well as long-term debt. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the government-sponsored enterprises to support the liquidity of our mortgage finance assets.
During 2020 and into the first half of 2021, we significantly increased our interest-bearing cash and cash equivalents to ensure that we had the balance sheet strength to serve our clients during the COVID-19 pandemic. In the second half of 2021 and continuing into the first three months of 2022, these balances have run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes these balances:

(in thousands except percentage data)	March 31, 2022	December 31, 2021	March 31, 2021
Interest-bearing cash and cash equivalents	$5,136,680	$7,765,996	$11,212,276
Interest-bearing cash and cash equivalents as a percent of:
Total loans held for investment	23.7%	34.1%	45.9%
Total earning assets	17.0%	22.9%	28.8%
Total deposits	20.2%	27.6%	33.6%
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

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Deposits from core customers	$24,020,695	$25,409,180	$30,102,156
Deposits from core customers as a percent of total deposits	94.7%	90.4%	90.1%
Relationship brokered deposits	$812,108	$1,855,892	$1,933,376
Relationship brokered deposits as a percent of average total deposits	3.2%	6.6%	5.8%
Traditional brokered deposits	$545,135	$844,293	$1,356,438
Traditional brokered deposits as a percent of total deposits	2.1%	3.0%	4.1%
Average deposits from core customers(1)	$25,906,368	$28,734,460	$29,980,945
Average deposits from core customers as a percent of average total deposits	92.1%	91.1%	89.5%
Average relationship brokered deposits(1)	$1,517,430	$1,608,587	$1,912,099
Average relationship brokered deposits as a percent of average total deposits	5.4%	5.1%	5.7%
Average traditional brokered deposits(1)	$703,905	$1,188,544	$1,614,643
Average traditional brokered deposits as a percent of average total deposits	2.5%	3.8%	4.8%
(1)    Annual averages presented for December 31, 2021.
We have access to sources of traditional brokered deposits that we estimate to be $7.5 billion. Based on our internal guidelines, we have currently chosen to limit our use of these sources to a lesser amount.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our Bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our Bank), customer repurchase agreements and advances from the FHLB and the Federal Reserve. The following table summarizes the outstanding balance of our short-term borrowings, all of which mature within one year:

(in thousands)	March 31, 2022	December 31, 2021
Repurchase agreements	$2,033	2,832
FHLB borrowings	1,425,000	2,200,000
Total short-term borrowings	$1,427,033	2,202,832
The following table summarizes our short-term borrowing capacities net of balances outstanding.

(in thousands)	March 31, 2022	December 31, 2021
FHLB borrowing capacity relating to loans	$4,200,346	$5,190,703
FHLB borrowing capacity relating to securities	3,378,391	3,352,111
Total FHLB borrowing capacity(1)	$7,578,737	$8,542,814
Unused federal funds lines available from commercial banks	$1,096,000	$892,000
Unused Federal Reserve borrowings capacity	$2,806,914	$2,414,702
Unused revolving line of credit(2)	$75,000	$75,000
(1)    FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)    Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2023. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2022.
We also have long-term debt outstanding of $929.4 million as of March 31, 2022, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet our long-term funding needs.
For additional information regarding our borrowings see Note 5 - Borrowings in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report.
As the Company is a holding company and is a separate operating entity from our subsidiary bank, our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Restrictions in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report for additional information regarding dividend restrictions.

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
As of March 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Capital Resources
Our equity capital averaged $3.2 billion for the three months ended March 31, 2022 compared to $3.0 billion for the same period in 2021. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
On April 19, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
See Note 7 - Regulatory Restrictions in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report for additional information regarding dividend restrictions.
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Certain significant policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated unaudited financial statements included elsewhere in this report and in our 2021 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to be highly dependent on estimates, assumptions and judgments that meet the SEC’s definition of a critical accounting estimate.
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with ASC 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 – Loans and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.

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
The responsibility for managing market risk rests with the Asset and Liability Management Committee (“ALCO”), which operates under policy guidelines established by our board of directors. The acceptable negative variation in net interest revenue due to a 100 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-12%. Oversight of our compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee, and to our Board of Directors if necessary, on a quarterly basis. Additionally, the Credit Policy Committee (“CPC”) specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2022 and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2022

(in thousands)	0-3 month Balance	4-12 month Balance	1-3 year Balance	3+ year Balance	Total Balance
Assets:
Interest-bearing cash and cash equivalents	$5,136,680	$—	$—	$—	$5,136,680
Investment securities(1)	53,362	1,616	262,638	3,324,399	3,642,015
Total variable loans	18,758,901	103,979	27,640	270,758	19,161,278
Total fixed loans	260,346	1,338,040	227,872	764,568	2,590,826
Total loans(2)	19,019,247	1,442,019	255,512	1,035,326	21,752,104
Total interest sensitive assets	$24,209,289	$1,443,635	$518,150	$4,359,725	$30,530,799
Liabilities:
Interest bearing customer deposits	$11,092,017	$—	$—	$—	$11,092,017
CDs & IRAs	54,225	233,417	17,897	524	306,063
Traditional brokered deposits	—	545,135	—	—	545,135
Total interest bearing deposits	11,146,242	778,552	17,897	524	11,943,215
Short-term borrowings	1,427,033	—	—	—	1,427,033
Long-term debt	270,988	—	—	658,426	929,414
Total interest sensitive liabilities	$12,844,263	$778,552	$17,897	$658,950	$14,299,662
GAP	$11,365,026	$665,083	$500,253	$3,700,775	$—
Cumulative GAP	$11,365,026	$12,030,109	$12,530,362	$16,231,137	$16,231,137

Non-interest bearing deposits					13,434,723
Stockholders’ equity					3,090,038
Total					$16,524,761
(1)Available-for-sale debt securities and equity securities based on fair market value.
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
For modeling purposes, the “shock test” scenarios as of March 31, 2022 and 2021 assume immediate, sustained 100 and 200 basis point increases in interest rates. Although short-term rates have begun to rise, they still remained low through the first three months of 2021 and 2022, and, as such, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	March 31, 2022		March 31, 2021
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase
Change in net interest income	$70,943	$149,105	$38,809	$93,622
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
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we ceased originating LIBOR-based products and began originating Bloomberg Short Term Yield Index based loans in December 2021. We are also prepared with other alternative benchmarks to support the transition from LIBOR. Over the next 12 months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2021 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Form of 2022 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan+*
10.2	Form of 2022 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan+*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 21, 2022

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)