Form 10-Q
period 2022-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2022-07-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
On July 20, 2022, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 49,884,477

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$242,425	$180,663
Interest-bearing cash and cash equivalents	4,032,931	7,765,996
Available-for-sale debt securities	2,535,646	3,538,201
Held-to-maturity debt securities	980,935	—
Equity securities	36,118	45,607
Investment securities	3,552,699	3,583,808
Loans held for sale	4,266	8,123
Loans held for investment, mortgage finance	6,549,507	7,475,497
Loans held for investment	17,517,866	15,331,457
Less: Allowance for credit losses on loans	229,013	211,866
Loans held for investment, net	23,838,360	22,595,088
Premises and equipment, net	28,722	20,901
Accrued interest receivable and other assets	622,501	559,897
Goodwill and intangible assets, net	17,059	17,262
Total assets	$32,338,963	$34,731,738

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$12,555,367	$13,390,370
Interest bearing deposits	12,884,654	14,718,995
Total deposits	25,440,021	28,109,365
Accrued interest payable	8,928	7,699
Other liabilities	314,548	273,488
Short-term borrowings	2,651,536	2,202,832
Long-term debt	917,098	928,738
Total liabilities	29,332,131	31,522,122

Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 shares issued at June 30, 2022 and December 31, 2021	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 50,820,337 and 50,618,911 at June 30, 2022 and December 31, 2021, respectively	508	506
Additional paid-in capital	1,015,105	1,008,559
Retained earnings	2,013,458	1,948,274
Treasury stock - 942,296 and 417 shares at cost at June 30, 2022 and December 31, 2021, respectively	(50,031)	(8)
Accumulated other comprehensive loss, net of taxes	(272,208)	(47,715)
Total stockholders’ equity	3,006,832	3,209,616
Total liabilities and stockholders’ equity	$32,338,963	$34,731,738
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$218,290	$203,074	$405,947	$413,405
Investment securities	14,665	10,918	31,967	20,805
Interest-bearing cash and cash equivalents	9,394	2,961	12,965	5,894
Total interest income	242,349	216,953	450,879	440,104
Interest expense
Deposits	20,566	16,271	34,196	36,275
Short-term borrowings	4,859	502	5,617	3,094
Long-term debt	11,393	10,723	21,988	16,466
Total interest expense	36,818	27,496	61,801	55,835
Net interest income	205,531	189,457	389,078	384,269
Provision for credit losses	22,000	(19,000)	20,000	(25,000)
Net interest income after provision for credit losses	183,531	208,457	369,078	409,269
Non-interest income
Service charges on deposit accounts	6,003	4,634	12,025	9,350
Wealth management and trust fee income	4,051	3,143	7,963	5,998
Brokered loan fees	4,133	6,933	8,103	16,244
Servicing income	228	5,935	465	14,944
Investment banking and trading income	11,126	8,071	15,305	13,858
Net gain/(loss) on sale of loans held for sale	—	(3,070)	—	2,502
Other	701	11,993	2,663	19,096
Total non-interest income	26,242	37,639	46,524	81,992
Non-interest expense
Salaries and benefits	103,885	86,830	203,983	174,352
Occupancy expense	8,874	7,865	17,759	16,139
Marketing	8,506	1,900	13,483	3,597
Legal and professional	11,288	9,147	21,590	17,424
Communications and technology	15,649	14,352	30,349	30,321
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	3,318	5,226	7,299	11,839
Servicing-related expenses	—	12,355	—	25,344
Other	12,783	11,385	22,932	20,360
Total non-interest expense	164,303	149,060	317,395	299,376
Income before income taxes	45,470	97,036	98,207	191,885
Income tax expense	11,311	23,555	24,398	46,466
Net income	34,159	73,481	73,809	145,419
Preferred stock dividends	4,312	6,317	8,625	10,096
Net income available to common stockholders	$29,847	$67,164	$65,184	$135,323
Other comprehensive income/(loss):
Change in unrealized gain/(loss)	$(86,438)	$38,037	$(287,057)	$(53,370)
Amounts reclassified into net income	1,903	—	2,889	—
Other comprehensive income/(loss)	(84,535)	38,037	(284,168)	(53,370)
Income tax expense/(benefit)	(17,752)	7,989	(59,675)	(11,207)
Other comprehensive income/(loss), net of tax	(66,783)	30,048	(224,493)	(42,163)
Comprehensive income/(loss)	$(32,624)	$103,529	$(150,684)	$103,256
Basic earnings per common share	$0.59	$1.33	$1.29	$2.68
Diluted earnings per common share	$0.59	$1.31	$1.28	$2.65
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at March 31, 2021	6,300,000	$450,000	50,558,184	$505	$984,207	$1,781,215	(417)	$(8)	$(56,437)	$3,159,482
Comprehensive income:
Net income	—	—	—	—	—	73,481	—	—	—	73,481
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	30,048	30,048
Total comprehensive income										103,529
Stock-based compensation expense recognized in earnings	—	—	—	—	8,315	—	—	—	—	8,315
Preferred stock dividend	—	—	—	—	—	(6,317)	—	—	—	(6,317)
Issuance of stock related to stock-based awards	—	—	34,434	1	(53)	—	—	—	—	(52)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at June 30, 2021	300,000	$300,000	50,592,618	$506	$992,469	$1,848,379	(417)	$(8)	$(26,389)	$3,114,957

Balance at March 31, 2022	300,000	$300,000	50,710,858	$507	$1,011,353	$1,983,611	(417)	$(8)	$(205,425)	$3,090,038
Comprehensive income:
Net income	—	—	—	—	—	34,159	—	—	—	34,159
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(66,783)	(66,783)
Total comprehensive loss										(32,624)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,022	—	—	—	—	5,022
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	109,479	1	(1,270)	—	—	—	—	(1,269)
Repurchase of common stock	—	—	—	—	—	—	(941,879)	(50,023)	—	(50,023)
Balance at June 30, 2022	300,000	$300,000	50,820,337	$508	$1,015,105	$2,013,458	(942,296)	$(50,031)	$(272,208)	$3,006,832

See accompanying notes to consolidated financial statements.

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2020 (audited)	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income:
Net income	—	—	—	—	—	145,419	—	—	—	145,419
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(42,163)	(42,163)
Total comprehensive income										103,256
Stock-based compensation expense recognized in earnings	—	—	—	—	13,776	—	—	—	—	13,776
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(10,096)	—	—	—	(10,096)
Issuance of stock related to stock-based awards	—	—	121,751	2	(2,928)	—	—	—	—	(2,926)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at June 30, 2021	300,000	$300,000	50,592,618	$506	$992,469	$1,848,379	(417)	$(8)	$(26,389)	$3,114,957

Balance at December 31, 2021 (audited)	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income:
Net income	—	—	—	—	—	73,809	—	—	—	73,809
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(224,493)	(224,493)
Total comprehensive loss										(150,684)
Stock-based compensation expense recognized in earnings	—	—	—	—	10,429	—	—	—	—	10,429
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	201,426	2	(3,883)	—	—	—	—	(3,881)
Repurchase of common stock	—	—	—	—	—	—	(941,879)	(50,023)	—	(50,023)
Balance at June 30, 2022	300,000	$300,000	50,820,337	$508	$1,015,105	$2,013,458	(942,296)	$(50,031)	$(272,208)	$3,006,832
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six months ended June 30,
(in thousands)	2022	2021
Operating activities
Net income	$73,809	$145,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	20,000	(25,000)
Depreciation and amortization expense	24,081	47,531
Net (gain)/loss on sale of loans held for sale	—	(2,502)
Decrease in valuation allowance on mortgage servicing rights	—	(16,448)
Stock-based compensation expense	10,612	14,804
Purchases and originations of loans held for sale	(1,072)	(1,409,716)
Proceeds from sales and repayments of loans held for sale	4,600	1,618,331
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(10,753)	85,388
Accrued interest payable and other liabilities	25,259	(19,164)
Net cash provided by operating activities	146,536	438,643
Investing activities
Purchases of available-for-sale debt securities	(637,803)	(903,395)
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	333,811	240,891
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	40,224	—
Sales/(purchases) of equity securities, net	855	—
Originations of loans held for investment, mortgage finance	(54,492,183)	(88,516,423)
Proceeds from pay-offs of loans held for investment, mortgage finance	55,418,173	88,823,033
Proceeds from sale of mortgage servicing rights	—	108,646
Net (increase)/decrease in loans held for investment, excluding mortgage finance	(2,188,546)	174,095
Purchases of premises and equipment, net	(9,201)	(1,516)
Net cash used in investing activities	(1,534,670)	(74,669)
Financing activities
Net decrease in deposits	(2,669,344)	(2,157,026)
Issuance of stock related to stock-based awards	(3,881)	(2,926)
Net proceeds from issuance of preferred stock	—	289,723
Redemption of preferred stock	—	(150,000)
Preferred stock dividends paid	(8,625)	(10,096)
Repurchase of common stock	(50,023)	—
Net increase/(decrease) in short-term borrowings	448,704	(1,097,270)
Net proceeds from issuance of long-term debt	—	639,440
Redemption of long-term debt	—	(111,000)
Net cash used in financing activities	(2,283,169)	(2,599,155)
Net decrease in cash and cash equivalents	(3,671,303)	(2,235,181)
Cash and cash equivalents at beginning of period	7,946,659	9,206,380
Cash and cash equivalents at end of period	$4,275,356	$6,971,199
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$60,572	$58,869
Cash paid during the period for income taxes	29,350	36,701
Transfers of debt securities from available-for-sale to held-to-maturity	1,019,365	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“we,” “us”, or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Texas Capital Bank (the “Bank”).
We serve the needs of commercial businesses and professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with the majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, being made to businesses headquartered in or with operations in Texas. Our national lines of business provide specialized lending products to businesses throughout the United States.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made present a fair presentation of our financial position and results of operations. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements and the notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements do not include all of the information and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands except share and per share data)	2022	2021	2022	2021
Numerator:
Net income	$34,159	$73,481	$73,809	$145,419
Preferred stock dividends	4,312	6,317	8,625	10,096
Net income available to common stockholders	$29,847	$67,164	$65,184	$135,323
Denominator:
Denominator for basic earnings per common share—weighted average common shares	50,258,681	50,580,184	50,462,735	50,549,236
Effect of dilutive outstanding stock-settled awards	542,947	513,476	607,034	553,851
Denominator for dilutive earnings per common share—weighted average diluted common shares	50,801,628	51,093,660	51,069,769	51,103,087

Basic earnings per common share	$0.59	$1.33	$1.29	$2.68
Diluted earnings per common share	$0.59	$1.31	$1.28	$2.65

Anti-dilutive outstanding stock-settled awards	430,224	153,232	301,842	98,079

(3) Investment Securities
The following is a summary of our investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$638,427	$974	$(13,598)	$625,803
U.S. government agency securities	125,000	—	(16,382)	108,618
Residential mortgage-backed securities	2,036,101	21	(246,567)	1,789,555
Credit risk transfer (“CRT”) securities	14,713	—	(3,043)	11,670
Total available-for-sale debt securities	2,814,241	995	(279,590)	2,535,646
Held-to-maturity debt securities:
Residential mortgage-backed securities	980,935	—	(81,688)	899,247
Total held-to-maturity debt securities	980,935	—	(81,688)	899,247
Equity securities				36,118
Total investment securities(2)				$3,552,699

December 31, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(4,056)	$120,944
Residential mortgage-backed securities	3,288,261	156	(63,039)	3,225,378
Tax-exempt asset-backed securities	170,626	9,407	—	180,033
CRT securities	14,713	—	(2,867)	11,846
Total available-for-sale debt securities	3,598,600	9,563	(69,962)	3,538,201
Equity securities				45,607
Total investment securities(2)				$3,583,808
(1)Excludes accrued interest receivable of $5.2 million and $6.6 million at June 30, 2022 and December 31, 2021, respectively, related to available-for-sale debt securities, and $1.6 million at June 30, 2022 related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
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
In the second quarter of 2022, our tax-exempt asset-backed securities were redeemed at par. The outstanding certificates were cancelled and related trusts were terminated. Unrealized gains and losses previously recorded, net of tax, in AOCI were reversed and no additional gains or losses were recognized as a result of the redemption.
The amortized cost and estimated fair value as of June 30, 2022, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$83	$86	$—	$—
Due after one year through five years	638,427	625,803	—	—
Due after five years through ten years	156,370	134,783	—	—
Due after ten years	2,019,361	1,774,974	980,935	899,247
Total	$2,814,241	$2,535,646	$980,935	$899,247

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
U.S. treasury securities	$429,037	$(13,598)	$—	$—	$429,037	$(13,598)
U.S. government agency securities	—	—	108,618	(16,382)	108,618	(16,382)
Residential mortgage-backed securities	893,351	(117,057)	895,346	(129,510)	1,788,697	(246,567)
CRT securities	—	—	11,670	(3,043)	11,670	(3,043)
Total	$1,322,388	$(130,655)	$1,015,634	$(148,935)	$2,338,022	$(279,590)
December 31, 2021
U.S. government agency securities	$24,085	$(915)	$96,859	$(3,141)	$120,944	$(4,056)
Residential mortgage-backed securities	2,871,052	(50,721)	303,491	(12,318)	3,174,543	(63,039)
CRT securities	—	—	11,846	(2,867)	11,846	(2,867)
Total	$2,895,137	$(51,636)	$412,196	$(18,326)	$3,307,333	$(69,962)
At June 30, 2022, we had 88 available-for-sale debt securities in an unrealized loss position, comprised of seven U.S. treasury securities, five U.S. government agency securities, 74 residential mortgage-backed securities, and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. We do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the amortized cost of the available-for-sale debt securities in an unrealized loss position and have, therefore, recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity debt securities consist of government guaranteed securities for which no loss is expected. At June 30, 2022 and December 31, 2021, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
Debt securities with carrying values of approximately $18.0 million and $1.6 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at June 30, 2022. The comparative amounts at December 31, 2021 were $22.0 million and $2.0 million, respectively.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net gains/(losses) recognized during the period	$(4,996)	$3,268	$(8,636)	$3,646
Less: Realized net gains/(losses) recognized on securities sold	(204)	351	(2)	749
Unrealized net gains/(losses) recognized on securities held	$(4,792)	$2,917	$(8,634)	$2,897

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	June 30, 2022	December 31, 2021
Loans held for investment(1):
Commercial	$11,511,532	$9,897,561
Energy	962,239	721,373
Mortgage finance	6,549,507	7,475,497
Real estate	5,118,849	4,777,530
Gross loans held for investment	24,142,127	22,871,961
Unearned income (net of direct origination costs)	(74,754)	(65,007)
Total loans held for investment	24,067,373	22,806,954
Allowance for credit losses on loans	(229,013)	(211,866)
Total loans held for investment, net	$23,838,360	$22,595,088

Loans held for sale:
Mortgage loans, at fair value	$4,266	$8,123
Total loans held for sale	$4,266	$8,123
(1)    Excludes accrued interest receivable of $57.6 million and $50.9 million at June 30, 2022 and December 31, 2021, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2022
Commercial
(1-7) Pass	$853,390	$4,017,274	$293,544	$434,095	$295,347	$379,247	$4,971,573	$35,847	$11,280,317
(8) Special mention	9,384	3,360	7,696	843	—	7,344	39,201	3,150	70,978
(9) Substandard - accruing	7,860	4,539	503	69,257	23,026	6,837	23,445	4,397	139,864
(9+) Non-accrual	—	1,718	—	40	10,111	5,420	1,961	1,123	20,373
Total commercial	$870,634	$4,026,891	$301,743	$504,235	$328,484	$398,848	$5,036,180	$44,517	$11,511,532
Energy
(1-7) Pass	$89,871	$18,750	$—	$—	$—	$1,298	$827,944	$—	$937,863
(8) Special mention	—	—	—	—	—	6,804	—	—	6,804
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	8,029	—	—	—	—	9,543	—	17,572
Total energy	$89,871	$26,779	$—	$—	$—	$8,102	$837,487	$—	$962,239
Mortgage finance
(1-7) Pass	$44,918	$584,253	$291,404	$650,170	$972,308	$3,861,831	$—	$—	$6,404,884
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	144,623	—	—	144,623
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$44,918	$584,253	$291,404	$650,170	$972,308	$4,006,454	$—	$—	$6,549,507
Real estate
CRE
(1-7) Pass	$621,736	$572,504	$656,808	$511,457	$245,343	$463,050	$73,715	$23,102	$3,167,715
(8) Special mention	2,218	10,905	46	4,800	14,072	9,494	—	446	41,981
(9) Substandard - accruing	—	17,850	—	—	26,317	68,767	—	—	112,934
(9+) Non-accrual	—	—	—	—	—	190	—	—	190
RBF
(1-7) Pass	47,888	117,866	23,022	13,735	7,648	2,471	394,540	—	607,170
(8) Special mention	—	623	—	—	—	—	2,300	—	2,923
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	134,821	162,251	127,499	77,889	83,726	179,466	38,245	27,185	831,082
(8) Special mention	—	—	12,972	—	—	17,534	—	—	30,506
(9) Substandard - accruing	—	—	—	—	—	1,080	—	—	1,080
(9+) Non-accrual	—	—	—	—	—	—	—	12,210	12,210
Secured by 1-4 family
(1-7) Pass	31,759	93,841	56,568	27,956	19,911	75,462	4,057	—	309,554
(8) Special mention	—	—	—	—	—	1,156	—	—	1,156
(9) Substandard - accruing	—	—	—	—	—	167	—	—	167
(9+) Non-accrual	—	—	—	—	—	181	—	—	181
Total real estate	$838,422	$975,840	$876,915	$635,837	$397,017	$819,018	$512,857	$62,943	$5,118,849
Total	$1,843,845	$5,613,763	$1,470,062	$1,790,242	$1,697,809	$5,232,422	$6,386,524	$107,460	$24,142,127

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2021
Commercial
(1-7) Pass	$1,133,013	$3,157,150	$546,520	$319,246	$200,478	$289,795	$3,960,706	$41,377	$9,648,285
(8) Special mention	2,650	5,277	23,129	8,697	39	5,322	5,120	7,883	58,117
(9) Substandard - accruing	—	7,705	102,619	25,010	6,202	6,962	14,742	2,007	165,247
(9+) Non-accrual	736	1,191	49	12,955	1,166	6,196	3,619	—	25,912
Total commercial	$1,136,399	$3,171,323	$672,317	$365,908	$207,885	$308,275	$3,984,187	$51,267	$9,897,561
Energy
(1-7) Pass	$71,750	$—	$—	$3	$—	$7,188	$577,988	$—	$656,929
(8) Special mention	—	—	—	—	—	—	27,421	—	27,421
(9) Substandard - accruing	—	—	—	—	—	8,643	—	—	8,643
(9+) Non-accrual	—	—	—	—	—	—	28,380	—	28,380
Total energy	$71,750	$—	$—	$3	$—	$15,831	$633,789	$—	$721,373
Mortgage finance
(1-7) Pass	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
Real estate
CRE
(1-7) Pass	$497,462	$576,344	$600,005	$294,005	$155,252	$451,042	$73,988	$25,970	$2,674,068
(8) Special mention	—	—	291	8,827	20,089	26,344	—	—	55,551
(9) Substandard - accruing	17,850	—	—	40,900	37,393	38,188	—	2,308	136,639
(9+) Non-accrual	—	—	—	—	—	198	—	—	198
RBF
(1-7) Pass	155,595	44,362	9,693	8,565	—	12,732	460,888	—	691,835
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	166,202	148,811	119,017	106,343	61,723	139,723	47,653	29,595	819,067
(8) Special mention	—	7,365	—	—	845	4,982	—	—	13,192
(9) Substandard - accruing	—	6,424	—	—	16,922	20,184	—	—	43,530
(9+) Non-accrual	—	—	—	—	2,641	1,450	—	13,741	17,832
Secured by 1-4 family
(1-7) Pass	96,899	60,659	40,586	22,976	31,826	65,910	4,535	—	323,391
(8) Special mention	—	553	—	—	—	291	—	—	844
(9) Substandard - accruing	—	—	—	—	—	1,203	—	—	1,203
(9+) Non-accrual	—	—	—	—	—	180	—	—	180
Total real estate	$934,008	$844,518	$769,592	$481,616	$326,691	$762,427	$587,064	$71,614	$4,777,530
Total	$2,431,199	$4,606,457	$2,098,354	$1,602,034	$866,577	$5,939,419	$5,205,040	$122,881	$22,871,961

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Six months ended June 30, 2022
Beginning balance	$102,202	$52,568	$6,083	$51,013	$211,866
Provision for credit losses on loans	16,343	(26,500)	12,975	16,466	19,284
Charge-offs	2,978	—	—	350	3,328
Recoveries	436	755	—	—	1,191
Net charge-offs (recoveries)	2,542	(755)	—	350	2,137
Ending balance	$116,003	$26,823	$19,058	$67,129	$229,013
Six months ended June 30, 2021
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	12,035	(23,768)	352	(12,932)	(24,313)
Charge-offs	3,863	6,418	—	1,192	11,473
Recoveries	1,358	1,324	—	—	2,682
Net charge-offs (recoveries)	2,505	5,094	—	1,192	8,791
Ending balance	$82,591	$55,202	$5,051	$78,667	$221,511
We recorded a $20.0 million provision for credit losses for the six months ended June 30, 2022, compared to a negative provision of $25.0 million for the same period in 2021. The $20.0 million provision for credit losses resulted primarily from an increase in total loans held for investment. We recorded $2.1 million in net charge-offs during the six months ended June 30, 2022, compared to net charge-offs of $8.8 million during the same period in 2021. Criticized loans totaled $603.5 million at June 30, 2022, compared to $582.9 million and $891.6 million at December 31, 2021 and June 30, 2021, respectively. The increase in criticized loans as compared to March 31, 2022 was primarily due to one mortgage finance credit which is adequately reserved for as of June 30, 2022, and is expected to be resolved in the third quarter of 2022.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2022, we had $12.2 million in collateral-dependent real estate loans, collateralized by real property and business assets.
The table below provides an age analysis of our gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-Accrual Loans(2)	Current	Total	Non-Accrual With No Allowance
June 30, 2022
Commercial	$13,625	$6,395	$3,144	$23,164	$20,373	$11,467,995	$11,511,532	$12,675
Energy	—	—	—	—	17,572	944,667	962,239	8,029
Mortgage finance	—	—	—	—	—	6,549,507	6,549,507	—
Real estate:
CRE	29,852	4,139	—	33,991	190	3,288,639	3,322,820	—
RBF	—	3,000	—	3,000	—	607,093	610,093	—
Other	—	—	—	—	12,210	862,668	874,878	12,210
Secured by 1-4 family	—	—	62	62	181	310,815	311,058	—
Total	$43,477	$13,534	$3,206	$60,217	$50,526	$24,031,384	$24,142,127	$32,914
(1)Loans past due 90 days and still accruing includes premium finance loans of $3.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(2)As of June 30, 2022 and December 31, 2021, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the six months ended June 30, 2022. Accrued interest of $4,000 was reversed during the six months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at June 30, 2022 and December 31, 2021, $17.3 million and $19.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.

We did not have any loans that were restructured during the six months ended June 30, 2022 or 2021.
(5) Short-term Borrowings and Long-term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	June 30, 2022	December 31, 2021
Customer repurchase agreements	$1,536	$2,832
Federal Home Loan Bank borrowings	2,650,000	2,200,000
Total short-term borrowings	$2,651,536	$2,202,832
The table below presents a summary of long-term debt:

(in thousands)	June 30, 2022	December 31, 2021
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$258,497	$270,487
Bank-issued 5.75% fixed rate subordinated notes due 2026	174,066	173,935
Company-issued 4.00% fixed rate subordinated notes due 2031	371,129	370,910
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$917,098	$928,738
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance of allowance for off-balance sheet credit losses	$16,492	$17,147	$17,265	$17,434
Provision for off-balance sheet credit losses	1,489	(400)	716	(687)
Ending balance of allowance for off-balance sheet credit losses	$17,981	$16,747	$17,981	$16,747

(in thousands)			June 30, 2022	December 31, 2021
Commitments to extend credit - period end balance			$10,194,949	$9,445,763
Standby letters of credit - period end balance			378,217	357,672
(7) Regulatory Ratios and Capital
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
Additionally, the Basel III Capital Rules require that we maintain a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on our common stock during the six months ended June 30, 2022 or during the year ended December 31, 2021. On April 19, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. During the second quarter of 2022, the Company repurchased 941,879 shares of its common stock for an aggregate price of $50.0 million, at a weighted average price of $53.11 per share.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and the Bank’s capital ratios exceeded the regulatory definition of well capitalized as of June 30, 2022 and December 31, 2021. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2022
CET1
Company	$2,969,107	10.46%	$1,986,272	7.00%	N/A	N/A
Bank	3,139,566	11.07%	1,985,129	7.00%	1,843,334	6.50%
Total capital (to risk-weighted assets)
Company	4,091,380	14.42%	2,979,408	10.50%	2,837,531	10.00%
Bank	3,690,710	13.01%	2,977,694	10.50%	2,835,899	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,379,107	11.91%	2,411,901	8.50%	1,702,519	6.00%
Bank	3,299,566	11.63%	2,410,514	8.50%	2,268,719	8.00%
Tier 1 capital (to average assets)(1)
Company	3,379,107	10.67%	1,266,734	4.00%	N/A	N/A
Bank	3,299,566	10.42%	1,266,412	4.00%	1,583,014	5.00%
December 31, 2021
CET1
Company	$2,949,785	11.06%	$1,866,444	7.00%	N/A	N/A
Bank	3,013,170	11.30%	1,866,303	7.00%	1,732,996	6.50%
Total capital (to risk-weighted assets)
Company	4,085,540	15.32%	2,799,666	10.50%	2,666,348	10.00%
Bank	3,578,014	13.42%	2,799,455	10.50%	2,666,148	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,359,785	12.60%	2,266,396	8.50%	1,599,809	6.00%
Bank	3,173,170	11.90%	2,266,225	8.50%	2,132,918	8.00%
Tier 1 capital (to average assets)(1)
Company	3,359,785	9.01%	1,490,902	4.00%	N/A	N/A
Bank	3,173,170	8.51%	1,490,677	4.00%	1,863,346	5.00%
(1)    The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.
(2)    Percentages represent the minimum capital ratios plus the fully phased-in 2.5% CET1 capital buffer under the Basel III Capital Rules.

(8) Stock-based Compensation
We have long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the board of directors or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), restricted stock and performance units, or any combination thereof. On April 19, 2022, the Company’s stockholders approved the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which provides for the issuance of 1,124,880 shares of common stock for compensation to the Company’s key employees and non-employee directors.
The table below summarizes our stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-settled awards:
RSUs	$5,022	$8,315	$10,429	$13,775
Restricted stock	—	—	—	1
Cash-settled units	2	121	183	1,028
Total	$5,024	$8,436	$10,612	$14,804

(in thousands except period data)	June 30, 2022
Unrecognized compensation expense related to unvested stock-settled awards	$42,688
Weighted average period over which expense is expected to be recognized, in years	2.5

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
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$625,803	$—	$—
U.S. government agency securities	—	108,618	—
Residential mortgage-backed securities	—	1,789,555	—
CRT securities	—	—	11,670
Equity securities(1)(2)	24,724	11,394	—
Loans held for sale(3)	—	—	4,266
Derivative assets(4)	—	11,049	—
Derivative liabilities(4)	—	46,215	—
Non-qualified deferred compensation plan liabilities(5)	22,938	—	—

December 31, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$120,944	$—
Residential mortgage-backed securities	—	3,225,378	—
Tax-exempt asset-backed securities	—	—	180,033
CRT securities	—	—	11,846
Equity securities(1)(2)	33,589	12,018	—
Loans held for sale(3)	—	465	7,658
Derivative assets(4)	—	37,788	—
Derivative liabilities(4)	—	37,788	—
Non-qualified deferred compensation plan liabilities(5)	29,695	—	—
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

Level 3 Valuations
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis:

				Net Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended June 30, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$165,845	$—	$(166,890)	$—	$1,045	$—
CRT securities	11,901	—	—	—	(231)	11,670
Loans held for sale(2)	8,085	—	(4,029)	—	210	4,266
Three months ended June 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$181,566	$—	$(142)	$—	$4,530	$185,954
CRT securities	11,465	—	—	—	248	11,713
Loans held for sale(2)	7,275	1,148	(246)	—	50	8,227

Six months ended June 30, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(170,626)	$—	$(9,407)	$—
CRT securities	11,846	—	—	—	(176)	11,670
Loans held for sale(2)	7,658	1,327	(4,600)	—	(119)	4,266
Six months ended June 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(11,513)	$—	$(1,709)	$185,954
CRT securities	11,417	—	—	—	296	11,713
Loans held for sale(2)	6,933	1,685	(525)	5	129	8,227
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in net gain/(loss) on sale of loans held for sale on the consolidated statements of income and other comprehensive income/(loss).
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. The securities were redeemed in full prior to June 30, 2022. At December 31, 2021, the combined weighted-average discount rate and weighted-average life utilized were 2.60% and 4.61 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At June 30, 2022, the discount rates utilized ranged from 5.88% to 10.66% and the weighted-average life ranged from 5.35 years to 9.15 years. On a combined amortized cost weighted-average basis a discount rate of 7.47% and a weighted-average life of 6.62 years were utilized to determine the fair value of these securities at June 30, 2022. At December 31, 2021, the combined weighted-average discount rate and combined weighted-average life utilized were 4.97% and 6.35 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At June 30, 2022, the fair value of these loans was calculated using a weighted-average discounted price of 90.2% compared to 97.8% at December 31, 2021.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

		Estimated Fair Value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and cash equivalents	$4,275,356	$4,275,356	$4,275,356	$—	$—
Available-for-sale debt securities	2,535,646	2,535,646	625,803	1,898,173	11,670
Held-to-maturity debt securities	980,935	899,247	—	899,247	—
Equity securities	36,118	36,118	24,724	11,394	—
Loans held for sale	4,266	4,266	—	—	4,266
Loans held for investment, net	23,838,360	23,741,360	—	—	23,741,360
Derivative assets	11,049	11,049	—	11,049	—
Financial liabilities:
Total deposits	25,440,021	25,439,069	—	—	25,439,069
Short-term borrowings	2,651,536	2,651,536	—	2,651,536	—
Long-term debt	917,098	882,258	—	882,258	—
Derivative liabilities	46,215	46,215	—	46,215	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$7,946,659	$7,946,659	$7,946,659	$—	$—
Available-for-sale debt securities	3,538,201	3,538,201	—	3,346,322	191,879
Equity securities	45,607	45,607	33,589	12,018	—
Loans held for sale	8,123	8,123	—	465	7,658
Loans held for investment, net	22,595,088	22,631,252	—	—	22,631,252
Derivative assets	37,788	37,788	—	37,788	—
Financial liabilities:
Total deposits	28,109,365	28,109,762	—	—	28,109,762
Short-term borrowings	2,202,832	2,202,832	—	2,202,832	—
Long-term debt	928,738	952,404	—	952,404	—
Derivative liabilities	37,788	37,788	—	37,788	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	June 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$750,000	$1,103	$1,180	$—	$—	$—
Non-hedging derivatives
Customer-initiated and other derivatives:
Interest rate contracts:
Swaps	3,563,862	48,096	48,096	3,536,090	40,922	40,922
Caps and floors written	122,810	—	1,197	191,291	94	—
Caps and floors purchased	122,810	1,197	—	191,291	—	94
Forward contracts	395,239	1,227	1,147	—	—	—
Gross derivatives		51,623	51,620		41,016	41,016
Netting adjustment - offsetting derivative assets/liabilities		(4,980)	(4,980)		(3,228)	(3,228)
Netting adjustment - cash collateral received/posted		(35,594)	(425)		—	—
Net derivatives included on the consolidated balance sheets		$11,049	$46,215		$37,788	$37,788
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $11.0 million at June 30, 2022, and approximately $37.8 million at December 31, 2021. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At June 30, 2022, we had $4.8 million in cash collateral pledged to counterparties included in interest-bearing cash and cash equivalents on the consolidated balance sheet and $42.0 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2021, were $40.3 million in cash collateral pledged to counterparties and no cash collateral received from counterparties.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 12 risk participation agreements where we are a participant bank with a notional amount of $125.0 million at June 30, 2022, compared to seven risk participation agreements having a notional amount of $79.2 million at December 31, 2021. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $78,000 at June 30, 2022 and $2.3 million at December 31, 2021. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2022 and December 31, 2021. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 17 risk participation agreements where we are the lead bank having a notional amount of $199.5 million at June 30, 2022, compared to 15 agreements having a notional amount of $156.1 million at December 31, 2021.
Derivatives Designated as Cash Flow Hedges
During the second quarter of 2022, we entered into interest rate derivative contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.

During the three and six months ended June 30, 2022, we recorded $304,000 in unrealized gains to adjust our cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $704,000 from AOCI into interest income on loans. Based on current market conditions, we estimate that during the next 12 months, an additional $621,000 will be reclassified from AOCI as a decrease to interest income. As of June 30, 2022, the maximum length of time over which forecasted transactions are hedged is 2.95 years.
(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	AFS Securities	HTM Securities	Total
Three months ended June 30, 2022
Beginning balance	$—	$(151,564)	$(53,861)	$(205,425)
Change in unrealized gain/(loss)	304	(86,742)	—	(86,438)
Amounts reclassified into net income	(704)	—	2,607	1,903
Total OCI	(400)	(86,742)	2,607	(84,535)
Income tax expense/(benefit)	(84)	(18,216)	548	(17,752)
Total OCI, net of tax	(316)	(68,526)	2,059	(66,783)
Ending balance	$(316)	$(220,090)	$(51,802)	$(272,208)
Three months ended June 30, 2021
Beginning balance	$—	$(56,437)	$—	$(56,437)
Change in unrealized gain/(loss)	—	38,037	—	38,037
Amounts reclassified into net income	—	—	—	—
Total OCI	—	38,037	—	38,037
Income tax expense/(benefit)	—	7,989	—	7,989
Total OCI, net of tax	—	30,048	—	30,048
Ending balance	$—	$(26,389)	$—	$(26,389)

Six months ended June 30, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	304	(218,196)	(69,165)	(287,057)
Amounts reclassified into net income	(704)	—	3,593	2,889
Total OCI	(400)	(218,196)	(65,572)	(284,168)
Income tax expense/(benefit)	(84)	(45,821)	(13,770)	(59,675)
Total OCI, net of tax	(316)	(172,375)	(51,802)	(224,493)
Ending balance	$(316)	$(220,090)	$(51,802)	$(272,208)
Six months ended June 30, 2021
Beginning balance	$—	$15,774	$—	$15,774
Change in unrealized gain/(loss)	—	(53,370)	—	(53,370)
Amounts reclassified into net income	—	—	—	—
Total OCI	—	(53,370)	—	(53,370)
Income tax expense/(benefit)	—	(11,207)	—	(11,207)
Total OCI, net of tax	—	(42,163)	—	(42,163)
Ending balance	$—	$(26,389)	$—	$(26,389)
(12) New Accounting Standards
Accounting Standard Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820)” (“ASU 2022-03”) clarifies the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. ASU 2022-03 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “intends,” “seeks,” “likely,” “should,” “may” “could” and other similar expressions. These forward-looking statements are based of the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved, and should not be the primary basis upon which investors evaluate an investment in our securities. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, credit quality and risk, the COVID-19 pandemic, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic conditions, including inflation and the threat of recession, as well as market conditions in Texas, the United States or internationally as well as governmental and consumer responses to those economic and market conditions, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except per share data)	2022	2021	2022	2021
Net interest income	$205,531	$189,457	$389,078	$384,269
Provision for credit losses	22,000	(19,000)	20,000	(25,000)
Non-interest income	26,242	37,639	46,524	81,992
Non-interest expense	164,303	149,060	317,395	299,376
Income before income taxes	45,470	97,036	98,207	191,885
Income tax expense	11,311	23,555	24,398	46,466
Net income	34,159	73,481	73,809	145,419
Preferred stock dividends	4,312	6,317	8,625	10,096
Net income available to common stockholders	$29,847	$67,164	$65,184	$135,323
Basic earnings per common share	$0.59	$1.33	$1.29	$2.68
Diluted earnings per common share	$0.59	$1.31	$1.28	$2.65
Net interest margin	2.68%	2.02%	2.45%	2.03%
Return on average assets	0.44%	0.76%	0.45%	0.75%
Return on average common equity	4.35%	9.74%	4.67%	9.91%
Non-interest income to average earning assets	0.34%	0.40%	0.29%	0.43%
Efficiency ratio(1)	70.9%	65.6%	72.9%	64.2%
Non-interest expense to average earning assets	2.16%	1.59%	2.00%	1.58%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.

Three months ended June 30, 2022 compared to three months ended June 30, 2021
We reported net income of $34.2 million and net income available to common stockholders of $29.8 million for the second quarter of 2022, compared to net income of $73.5 million and net income available to common stockholders of $67.2 million for the second quarter of 2021. On a fully diluted basis, earnings per common share were $0.59 for the second quarter of 2022, compared to $1.31 for the second quarter of 2021. Return on average common equity (“ROE”) was 4.35% and return on average assets (“ROA”) was 0.44% for the second quarter of 2022, compared to 9.74% and 0.76%, respectively, for the second quarter of 2021. The decrease in net income for the second quarter of 2022 compared to the second quarter of 2021 resulted primarily from an increase in provision for credit losses.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
We reported net income of $73.8 million and net income available to common stockholders of $65.2 million for the six months ended June 30, 2022, compared to net income of $145.4 million and net income available to common stockholders of $135.3 million for the same period in 2021. On a fully diluted basis, earnings per common share were $1.28 for the six months ended June 30, 2022, compared to $2.65 for the same period in 2021. ROE was 4.67% and ROA was 0.45% for the six months ended June 30, 2022, compared to 9.91% and 0.75%, respectively, for the same period in 2021. The decrease in net income for the six months ended June 30, 2022 compared to the same period in 2021 resulted primarily from a decrease in non-interest income coupled with increases in provision for credit losses and non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three months ended June 30, 2022			Three months ended June 30, 2021
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$3,543,576	$15,065	1.60%	$3,543,270	$11,369	1.29%
Interest-bearing cash and cash equivalents	4,747,377	9,394	0.79%	11,583,759	2,961	0.10%
Loans held for sale	8,123	62	3.07%	93,164	781	3.36%
Loans held for investment, mortgage finance	5,858,599	49,914	3.42%	7,462,223	57,401	3.09%
Loans held for investment(3)	16,616,234	168,407	4.07%	15,242,975	144,978	3.81%
Less: Allowance for credit losses on loans	211,385	—	—	241,676	—	—
Loans held for investment, net	22,263,448	218,321	3.93%	22,463,522	202,379	3.61%
Total earning assets	30,562,524	242,842	3.16%	37,683,715	217,490	2.31%
Cash and other assets	870,396			996,946
Total assets	$31,432,920			$38,680,661
Liabilities and Stockholders’ Equity
Transaction deposits	$1,671,729	$3,920	0.94%	$3,795,152	$5,395	0.57%
Savings deposits	8,696,819	15,462	0.71%	11,296,382	8,990	0.32%
Time deposits	877,399	1,184	0.54%	1,755,993	1,886	0.43%
Total interest bearing deposits	11,245,947	20,566	0.73%	16,847,527	16,271	0.39%
Short-term borrowings	2,232,119	4,859	0.87%	2,349,718	502	0.09%
Long-term debt	929,616	11,393	4.92%	881,309	10,723	4.88%
Total interest bearing liabilities	14,407,682	36,818	1.02%	20,078,554	27,496	0.55%
Non-interest bearing deposits	13,747,876			15,139,546
Other liabilities	227,701			274,401
Stockholders’ equity	3,049,661			3,188,160
Total liabilities and stockholders’ equity	$31,432,920			$38,680,661
Net interest income		$206,024			$189,994
Net interest margin			2.68%			2.02%
Net interest spread			2.14%			1.76%

(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances included non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Six months ended June 30, 2022			Six months ended June 30, 2021
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities(2)	$3,606,069	$32,809	1.75%	$3,483,254	$21,728	1.25%
Interest-bearing cash and cash equivalents	6,639,327	12,965	0.39%	11,713,931	5,894	0.10%
Loans held for sale	7,880	175	4.49%	167,830	2,376	2.85%
Loans held for investment, mortgage finance	5,796,097	93,379	3.25%	7,818,014	122,343	3.16%
Loans held for investment(3)	16,153,845	312,542	3.90%	15,349,838	288,913	3.80%
Less: Allowance for credit losses on loans	211,995	—	—	248,151	—	—
Loans held for investment, net	21,737,947	405,921	3.77%	22,919,701	411,256	3.62%
Total earning assets	31,991,223	451,870	2.83%	38,284,716	441,254	2.32%
Cash and other assets	845,082			1,030,625
Total assets	$32,836,305			$39,315,341
Liabilities and Stockholders’ Equity
Transaction deposits	$2,050,106	$7,883	0.78%	$3,893,015	$11,256	0.58%
Savings deposits	9,553,920	24,044	0.51%	12,088,776	19,778	0.33%
Time deposits	957,615	2,269	0.48%	1,978,879	5,241	0.53%
Total interest-bearing deposits	12,561,641	34,196	0.55%	17,960,670	36,275	0.41%
Short-term borrowings	2,002,724	5,617	0.57%	2,517,128	3,094	0.25%
Long-term debt	929,312	21,988	4.77%	674,171	16,466	4.93%
Total interest-bearing liabilities	15,493,677	61,801	0.80%	21,151,969	55,835	0.53%
Non-interest bearing deposits	13,990,465			14,782,509
Other liabilities	235,378			291,925
Stockholders’ equity	3,116,785			3,088,938
Total liabilities and stockholders’ equity	$32,836,305			$39,315,341
Net interest income		$390,069			$385,419
Net interest margin			2.45%			2.03%
Net interest spread			2.03%			1.79%

(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2022/2021			Six months ended June 30, 2022/2021
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$3,696	$1	$3,695	$11,081	$749	$10,332
Interest bearing cash and cash equivalents	6,433	(1,705)	8,138	7,071	(2,516)	9,587
Loans held for sale	(719)	(712)	(7)	(2,201)	(2,258)	57
Loans held for investment, mortgage finance loans	(7,487)	(12,354)	4,867	(28,964)	(31,766)	2,802
Loans held for investment	23,429	13,044	10,385	23,629	15,173	8,456
Total	25,352	(1,726)	27,078	10,616	(20,618)	31,234
Interest expense:
Transaction deposits	(1,475)	(3,018)	1,543	(3,373)	(5,325)	1,952
Savings deposits	6,472	(2,074)	8,546	4,266	(4,144)	8,410
Time deposits	(702)	(942)	240	(2,972)	(2,724)	(248)
Short-term borrowings	4,357	(26)	4,383	2,523	(906)	3,429
Long-term debt	670	588	82	5,522	6,323	(801)
Total	9,322	(5,472)	14,794	5,966	(6,776)	12,742
Net interest income	$16,030	$3,746	$12,284	$4,650	$(13,842)	$18,492
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $205.5 million for the three months ended June 30, 2022, compared to $189.5 million for the same period in 2021. The increase was primarily due to an increase in yields on total average earning assets, partially offset by an increase in funding costs, both attributed to the impact of rising interest rates.
Average earning assets for the three months ended June 30, 2022 decreased $7.1 billion compared to the same period in 2021 and included a $6.8 billion decrease in average interest-bearing cash and cash equivalents. The decrease in average interest bearing cash and cash equivalents resulted primarily from our proactive exit of certain high-cost indexed deposit products in the second half of 2021. Average interest-bearing liabilities for the three months ended June 30, 2022 decreased $5.7 billion compared to the same period in 2021, primarily due to a $5.6 billion decrease in average interest-bearing deposits. Average demand deposits for the three months ended June 30, 2022 decreased $1.4 billion compared to the same period in 2021.
Net interest margin for the three months ended June 30, 2022 was 2.68% compared to 2.02% for the same period in 2021. The increase in net interest margin was primarily due to a shift in the composition of earning assets coupled with an increase in yields on average earnings assets, partially offset by an increase in funding costs.
The yield on total loans held for investment increased to 3.93% for the three months ended June 30, 2022 compared to 3.61% for the same period in 2021 and the yield on earning assets increased to 3.16% for the three months ended June 30, 2022 compared to 2.31% for the same period in 2021. Total cost of deposits increased to 0.33% for the three months ended June 30, 2022 from 0.20% for the same period in 2021, and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 0.47% for the three months ended June 30, 2022 compared to 0.29% for the same period in 2021.
Net interest income was $389.1 million for the six months ended June 30, 2022 compared to $384.3 million for the same period in 2021. The increase was primarily due to an increase in yields on earnings assets, partially offset by a decrease in average total loans and rising cost of funds. The increases in yields on earning assets and cost of funds are attributable to the impact of rising interest rates.
Average earning assets decreased $6.3 billion for the six months ended June 30, 2022, compared to the same period in 2021 and included a $5.1 billion decrease in average interest-bearing cash and cash equivalents. Average interest-bearing liabilities decreased $5.7 billion for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a $5.4 billion decrease in average interest-bearing deposits. Average demand deposits for the six months ended June 30, 2022 decreased to $14.0 billion from $14.8 billion for the same period in 2021.

Net interest margin for the six months ended June 30, 2022 was 2.45% compared to 2.03% for the same period of 2021. The increase was primarily due to the effect of rising interest rates on earning asset yields and a shift in earning asset composition, partially offset by higher funding costs compared to the same period in 2021.
The yield on total loans held for investment increased to 3.77% for the six months ended June 30, 2022, compared to 3.62% for the same period in 2021 and the yield on earning assets increased to 2.83% for the six months ended June 30, 2022, compared to 2.32% for the same period in 2021. Total cost of deposits increased to 0.26% for the six months ended June 30, 2022 from 0.22% for the same period in 2021 and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 0.38% for the six months ended June 30, 2022, compared to 0.29% for the same period in 2021.
Non-interest Income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$6,003	$4,634	$12,025	$9,350
Wealth management and trust fee income	4,051	3,143	7,963	5,998
Brokered loan fees	4,133	6,933	8,103	16,244
Servicing income	228	5,935	465	14,944
Investment banking and trading income	11,126	8,071	15,305	13,858
Net gain/(loss) on sale of loans held for sale	—	(3,070)	—	2,502
Other	701	11,993	2,663	19,096
Total non-interest income	$26,242	$37,639	$46,524	$81,992
Non-interest income decreased $11.4 million during the three months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily due to decreases in servicing fee income, as a result of the sale of our mortgage servicing rights portfolio in 2021, and other non-interest income, partially offset by an increase in investment banking and trading income and the elimination of net losses recorded in the prior year on the sale of loans held for sale.
Non-interest income decreased $35.5 million during the six months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily due to decreases in brokered loan fees, servicing fee income and net gain/(loss) on sale of loans held for sale all as a result of the sale of our mortgage servicing rights portfolio and transition of the mortgage correspondent aggregation program in 2021, as well as a decrease in other non-interest income.
Non-interest Expense

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Salaries and benefits	$103,885	$86,830	$203,983	$174,352
Occupancy expense	8,874	7,865	17,759	16,139
Marketing	8,506	1,900	13,483	3,597
Legal and professional	11,288	9,147	21,590	17,424
Communications and technology	15,649	14,352	30,349	30,321
FDIC insurance assessment	3,318	5,226	7,299	11,839
Servicing-related expenses	—	12,355	—	25,344
Other	12,783	11,385	22,932	20,360
Total non-interest expense	$164,303	$149,060	$317,395	$299,376
Non-interest expense for the three months ended June 30, 2022 increased $15.2 million compared to the same period in 2021. The increase was primarily due to an increase in salaries and benefits expense, resulting primarily from an increase in headcount, as well as an increase in marketing expense, partially offset by a decrease in servicing-related expenses related to the sale of our mortgage servicing rights portfolio in 2021.
Non-interest expense increased by $18.0 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to increases in salaries and benefits expense, resulting primarily from an increase in headcount, and marketing expense, partially offset by a decrease in servicing-related expenses resulting from the sale of our mortgage servicing rights portfolio in 2021.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment by portfolio segment:

	June 30, 2022	December 31, 2021
(in thousands)
Commercial	$11,511,532	$9,897,561
Energy	962,239	721,373
Mortgage finance	6,549,507	7,475,497
Real estate	5,118,849	4,777,530
Gross loans held for investment	$24,142,127	$22,871,961
Deferred income (net of direct origination costs)	(74,754)	(65,007)
Total loans held for investment	24,067,373	22,806,954
Allowance for credit losses on loans	(229,013)	(211,866)
Total loans held for investment, net	$23,838,360	$22,595,088
Total loans held for investment were $24.1 billion at June 30, 2022, an increase of $1.3 billion from December 31, 2021. We experienced loan growth across all loan categories, except for mortgage finance loans, as we executed on our long-term strategy. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 27% of total loans held for investment at June 30, 2022 compared to 33% at December 31, 2021. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Mortgage finance loans experienced seasonal growth of 12% during the second quarter of 2022 compared to the first quarter of 2022, however overall balances are lower than at December 31, 2021 as interest rates have continued to rise.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2022, we had $3.2 billion in syndicated loans, $721.6 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2022, none of our syndicated loans were on non-accrual.
Portfolio Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of June 30, 2022, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit.

(in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans held for investment(1):
Commercial:
Assets of the borrowers	$14,454	$18,366
Accounts receivable and inventory	4,136	5,501
Other	1,783	2,045
Total commercial	20,373	25,912
Energy:
Oil and gas properties	17,572	28,380
Total energy	17,572	28,380
Real estate:
Assets of the borrowers	12,210	13,741
Commercial property	190	2,840
Single family residences	181	1,629
Total real estate	12,581	18,210
Total non-accrual loans held for investment	50,526	72,502
Non-accrual loans held for sale	—	—
Other real estate owned	—	—
Total non-performing assets	$50,526	$72,502

Non-accrual loans held for investment to total loans held for investment	0.21%	0.32%
Allowance for credit losses on loans to non-accrual loans held for investment	4.5x	2.9x

Loans held for investment past due 90 days and still accruing(2)	$3,206	$3,467
Loans held for investment past due 90 days to total loans held for investment	0.01%	0.02%
Loans held for sale past due 90 days and still accruing(3)	$1,602	$3,986
(1)As of June 30, 2022 and December 31, 2021, non-accrual loans include $17.3 million and $19.4 million, respectively, in loans that met the criteria for restructured.
(2)At June 30, 2022 and December 31, 2021, loans past due 90 days and still accruing includes premium finance loans of $3.1 million and $3.3 million, respectively.
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
We recorded a $20.0 million provision for credit losses for the six months ended June 30, 2022, compared to a negative provision of $25.0 million for the same period in 2021. The $20.0 million provision for credit losses resulted from an increase in total loans held for investment. We recorded $2.1 million in net charge-offs during the six months ended June 30, 2022, compared to net charge-offs of $8.8 million during the six months ended June 30, 2021. Criticized loans totaled $603.5 million at June 30, 2022, compared to $582.9 million and $891.6 million at December 31, 2021 and June 30, 2021, respectively. The increase in criticized loans as compared to March 31, 2022 was primarily due to one mortgage finance credit which is adequately reserved for as of June 30, 2022, and is expected to be resolved in the third quarter of 2022.

The table below presents key metrics related to our credit loss experience:

	June 30, 2022	June 30, 2021
Allowance for credit losses on loans to total loans held for investment	0.95%	0.93%
Allowance for credit losses on loans to total average loans held for investment(1)	1.04%	0.96%
Total provision for credit losses to average total loans held for investment(1)(2)	0.18%	(0.22)%
Total allowance for credit losses to total loans held for investment	1.03%	1.00%
(1)    Ratios are calculated using average balance for the six months ended June 30, 2022 and 2021, respectively.
(2) Ratios are annualized utilizing provision for credit losses for the six months ended June 30, 2022 and 2021, respectively.
The table below details net charge-offs (recoveries) as a percentage of average total loans by loan category:

	Six months ended June 30,
	2022		2021
		Net Charge-offs		Net Charge-offs
	Net	to Average	Net	to Average
	Charge-offs	Loans(1)	Charge-offs	Loans(1)
Commercial	$2,542	0.05%	$2,505	0.06%
Energy	(755)	(0.05)%	5,094	1.57%
Mortgage finance	—	—%	—	—%
Real estate	350	0.01%	1,192	0.04%
Total	$2,137	0.02%	$8,791	0.08%
(1)    Interim period ratios are annualized.
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding is customer deposits, supplemented by short-term borrowings, primarily federal funds purchased and Federal Home Loan Banks (“FHLB”) borrowings, which are generally used to fund mortgage finance assets, as well as long-term debt. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the government-sponsored enterprises to support the liquidity of our mortgage finance assets.
During 2020 and into the first half of 2021, we significantly increased our interest-bearing cash and cash equivalents to ensure that we had the balance sheet strength to serve our clients during the COVID-19 pandemic. In the second half of 2021 and continuing into the first six months of 2022, these balances have run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes these balances:

(in thousands except percentage data)	June 30, 2022	December 31, 2021	June 30, 2021
Interest-bearing cash and cash equivalents	$4,032,931	$7,765,996	$6,768,650
Interest-bearing cash and cash equivalents as a percent of:
Total loans held for investment	16.8%	34.1%	28.3%
Total earning assets	12.8%	22.9%	19.7%
Total deposits	15.9%	27.6%	23.5%
Our liquidity needs to support growth in loans held for investment, which have been fulfilled primarily through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships.

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

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Deposits from core customers	$24,176,479	$25,409,180	$26,309,504
Deposits from core customers as a percent of total deposits	95.1%	90.4%	91.2%
Relationship brokered deposits	$113,142	$1,855,892	$1,373,763
Relationship brokered deposits as a percent of average total deposits	0.4%	6.6%	4.8%
Traditional brokered deposits	$1,150,400	$844,293	$1,156,296
Traditional brokered deposits as a percent of total deposits	4.5%	3.0%	4.0%
Average deposits from core customers(1)	$24,993,505	$28,734,460	$29,545,933
Average deposits from core customers as a percent of average total deposits	94.2%	91.1%	90.2%
Average relationship brokered deposits(1)	$909,565	$1,608,587	$1,804,015
Average relationship brokered deposits as a percent of average total deposits	3.4%	5.1%	5.5%
Average traditional brokered deposits(1)	$649,036	$1,188,544	$1,393,231
Average traditional brokered deposits as a percent of average total deposits	2.4%	3.8%	4.3%
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

(in thousands)	June 30, 2022	December 31, 2021
Repurchase agreements	$1,536	2,832
FHLB borrowings	2,650,000	2,200,000
Total short-term borrowings	$2,651,536	2,202,832
The following table summarizes our short-term borrowing capacities net of balances outstanding.

(in thousands)	June 30, 2022	December 31, 2021
FHLB borrowing capacity relating to loans	$3,019,254	$5,190,703
FHLB borrowing capacity relating to securities	3,416,759	3,352,111
Total FHLB borrowing capacity(1)	$6,436,013	$8,542,814
Unused federal funds lines available from commercial banks	$1,456,000	$892,000
Unused Federal Reserve borrowings capacity	$3,479,343	$2,414,702
Unused revolving line of credit(2)	$75,000	$75,000
(1)    FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)    Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2023. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2022.
We also have long-term debt outstanding of $917.1 million as of June 30, 2022, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet our long-term funding needs.
For additional information regarding our borrowings see Note 5 - Short-term Borrowings and Long-term Debt in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report.
As the Company is a holding company and is a separate operating entity from the Bank, our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report for additional information regarding dividend restrictions.

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
As of June 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Capital Resources
Average total equity was $3.1 billion for the six months ended June 30, 2022. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
On April 19, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the three months ended June 30, 2022, the Company repurchased 941,879 shares of its common stock for an aggregate purchase price of $50.0 million, at a weighted average price of $53.11 per share.
See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated unaudited financial statements included elsewhere in this report for additional information regarding capital.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of June 30, 2022, the quantitative estimate of the allowance for credit loss would increase by approximately $107 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices. The financial instruments subject to market risk can be classified either as held for trading purposes or held for purposes other than trading.
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
The responsibility for managing market risk rests with the Asset and Liability Management Committee (“ALCO”), which operates under policy guidelines established by our board of directors. The acceptable negative variation in net interest revenue due to a 100 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-12%. Oversight of our compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and to our Board of Directors, if necessary, on a quarterly basis. Additionally, the Credit Policy Committee (“CPC”) specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2022 and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2022

(in thousands)	0-3 month Balance	4-12 month Balance	1-3 year Balance	3+ year Balance	Total Balance
Assets:
Interest-bearing cash and cash equivalents	$4,032,931	$—	$—	$—	$4,032,931
Investment securities(1)	48,182	1,533	243,532	3,259,452	3,552,699
Variable loans	20,857,027	104,330	47,163	268,883	21,277,403
Fixed loans	208,705	1,521,491	210,961	927,833	2,868,990
Total loans(2)	21,065,732	1,625,821	258,124	1,196,716	24,146,393
Total interest sensitive assets	$25,146,845	$1,627,354	$501,656	$4,456,168	$31,732,023
Liabilities:
Interest bearing customer deposits	$11,483,607	$—	$—	$—	$11,483,607
CDs & IRAs	146,417	86,025	17,605	600	250,647
Traditional brokered deposits	613,424	536,976	—	—	1,150,400
Total interest bearing deposits	12,243,448	623,001	17,605	600	12,884,654
Short-term borrowings	2,651,536	—	—	—	2,651,536
Long-term debt	258,497	—	—	658,601	917,098
Total interest sensitive liabilities	$15,153,481	$623,001	$17,605	$659,201	$16,453,288
GAP	$9,993,364	$1,004,353	$484,051	$3,796,967	$—
Cumulative GAP	$9,993,364	$10,997,717	$11,481,768	$15,278,735	$15,278,735

Non-interest bearing deposits					12,555,367
Stockholders’ equity					3,006,832
Total					$15,562,199
(1)Available-for-sale debt securities and equity securities based on fair market value.
(2)Total loans include gross loans held for investments and loans held for sale at fair value.
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
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate, Bloomberg Short Term Yield Index (“BSBY”), LIBOR and other alternative indexes are the basis for most of our variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. Interest rate derivative contracts may be used to manage our exposure to adverse fluctuations in these primary interest rate exposures. See Note 10 - Derivative Financial Instruments for more information on interest rate derivative contracts.
For modeling purposes, the “shock test” scenarios as of June 30, 2022 assume immediate, sustained 100 and 200 basis point increases in interest rates, as well as a 100 basis point decrease in interest rates. As of June 30, 2021, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates. As short-term rates remained low through 2021, we did not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	June 30, 2022			June 30, 2021
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase
Change in net interest income	$91,461	$163,136	$(114,831)	$24,267	$79,342
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
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we ceased originating LIBOR-based products and began originating BSBY based loans in December 2021. We are also prepared with other alternative benchmarks to support the transition from LIBOR. Over the next 12 months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2021 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the six months ended June 30, 2022 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)
May 1 through May 31, 2022	902,418	$53.22	902,418	$101,975,648
June 1 through June 30, 2022	39,461	$50.66	39,461	$99,976,436
Total	941,879	$53.11	941,879	$99,976,436
(1)    On April 19, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Amended Key Executive Severance Policy+*
10.2	Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated April 19, 2022+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 21, 2022

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)