Form 10-Q
period 2022-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2022-10-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
On October 19, 2022, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 49,899,211

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$240,609	$180,663
Interest bearing cash and cash equivalents	3,399,638	7,765,996
Available-for-sale debt securities	2,380,774	3,538,201
Held-to-maturity debt securities	955,875	—
Equity securities	32,973	45,607
Investment securities	3,369,622	3,583,808
Loans held for sale	3,142,178	8,123
Loans held for investment, mortgage finance	4,908,822	7,475,497
Loans held for investment	14,878,959	15,331,457
Less: Allowance for credit losses on loans	234,613	211,866
Loans held for investment, net	19,553,168	22,595,088
Premises and equipment, net	27,180	20,901
Accrued interest receivable and other assets	648,172	559,897
Other assets held for sale	26,450	—
Goodwill and intangible assets, net	1,496	17,262
Total assets	$30,408,513	$34,731,738

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$11,494,685	$13,390,370
Interest bearing deposits	13,003,878	14,718,995
Total deposits	24,498,563	28,109,365
Accrued interest payable	18,465	7,699
Other liabilities	297,900	273,488
Other liabilities held for sale	75,564	—
Short-term borrowings	1,701,480	2,202,832
Long-term debt	930,766	928,738
Total liabilities	27,522,738	31,522,122

Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 shares issued at September 30, 2022 and December 31, 2021	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 50,840,022 and 50,618,911 at September 30, 2022 and December 31, 2021, respectively	509	506
Additional paid-in capital	1,020,153	1,008,559
Retained earnings	2,050,563	1,948,274
Treasury stock - 942,296 and 417 shares at cost at September 30, 2022 and December 31, 2021, respectively	(50,031)	(8)
Accumulated other comprehensive loss, net of taxes	(435,419)	(47,715)
Total stockholders’ equity	2,885,775	3,209,616
Total liabilities and stockholders’ equity	$30,408,513	$34,731,738
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$282,473	$202,748	$688,420	$616,153
Investment securities	15,002	10,235	46,969	31,040
Interest bearing cash and cash equivalents	24,596	3,606	37,561	9,500
Total interest income	322,071	216,589	772,950	656,693
Interest expense
Deposits	60,317	14,719	94,513	50,994
Short-term borrowings	10,011	748	15,628	3,842
Long-term debt	12,663	10,586	34,651	27,052
Total interest expense	82,991	26,053	144,792	81,888
Net interest income	239,080	190,536	628,158	574,805
Provision for credit losses	12,000	5,000	32,000	(20,000)
Net interest income after provision for credit losses	227,080	185,536	596,158	594,805
Non-interest income
Service charges on deposit accounts	5,701	4,622	17,726	13,972
Wealth management and trust fee income	3,631	3,382	11,594	9,380
Brokered loan fees	3,401	6,032	11,504	22,276
Servicing income	212	292	677	15,236
Investment banking and trading income	7,812	4,127	23,117	17,985
Net gain/(loss) on sale of loans held for sale	—	(1,185)	—	1,317
Other	4,576	7,509	7,239	26,605
Total non-interest income	25,333	24,779	71,857	106,771
Non-interest expense
Salaries and benefits	129,336	87,503	333,319	261,855
Occupancy expense	9,433	8,324	27,192	24,463
Marketing	8,282	2,123	21,765	5,720
Legal and professional	16,775	11,055	38,365	28,479
Communications and technology	18,470	28,374	48,819	58,695
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	3,953	4,500	11,252	16,339
Servicing-related expenses	—	2,396	—	27,740
Other	10,798	8,712	33,730	29,072
Total non-interest expense	197,047	152,987	514,442	452,363
Income before income taxes	55,366	57,328	153,573	249,213
Income tax expense	13,948	13,938	38,346	60,404
Net income	41,418	43,390	115,227	188,809
Preferred stock dividends	4,313	4,312	12,938	14,408
Net income available to common stockholders	$37,105	$39,078	$102,289	$174,401
Other comprehensive income/(loss):
Change in unrealized gain/(loss)	$(207,204)	$(18,131)	$(494,261)	$(71,501)
Amounts reclassified into net income	609	—	3,498	—
Other comprehensive income/(loss)	(206,595)	(18,131)	(490,763)	(71,501)
Income tax expense/(benefit)	(43,384)	(3,808)	(103,059)	(15,015)
Other comprehensive income/(loss), net of tax	(163,211)	(14,323)	(387,704)	(56,486)
Comprehensive income/(loss)	$(121,793)	$29,067	$(272,477)	$132,323
Basic earnings per common share	$0.74	$0.77	$2.03	$3.45
Diluted earnings per common share	$0.74	$0.76	$2.00	$3.41
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at June 30, 2021	300,000	$300,000	50,592,618	$506	$992,469	$1,848,379	(417)	$(8)	$(26,389)	$3,114,957
Comprehensive income:
Net income	—	—	—	—	—	43,390	—	—	—	43,390
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(14,323)	(14,323)
Total comprehensive income										29,067
Stock-based compensation expense recognized in earnings	—	—	—	—	8,324	—	—	—	—	8,324
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	13,425	—	(284)	—	—	—	—	(284)
Balance at September 30, 2021	300,000	$300,000	50,606,043	$506	$1,000,509	$1,887,457	(417)	$(8)	$(40,712)	$3,147,752

Balance at June 30, 2022	300,000	$300,000	50,820,337	$508	$1,015,105	$2,013,458	(942,296)	$(50,031)	$(272,208)	$3,006,832
Comprehensive income:
Net income	—	—	—	—	—	41,418	—	—	—	41,418
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(163,211)	(163,211)
Total comprehensive loss										(121,793)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,376	—	—	—	—	5,376
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	19,685	1	(328)	—	—	—	—	(327)
Balance at September 30, 2022	300,000	$300,000	50,840,022	$509	$1,020,153	$2,050,563	(942,296)	$(50,031)	$(435,419)	$2,885,775

See accompanying notes to consolidated financial statements.

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2020 (audited)	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income:
Net income	—	—	—	—	—	188,809	—	—	—	188,809
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(56,486)	(56,486)
Total comprehensive income										132,323
Stock-based compensation expense recognized in earnings	—	—	—	—	22,100	—	—	—	—	22,100
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(14,408)	—	—	—	(14,408)
Issuance of stock related to stock-based awards	—	—	135,176	2	(3,212)	—	—	—	—	(3,210)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at September 30, 2021	300,000	$300,000	50,606,043	$506	$1,000,509	$1,887,457	(417)	$(8)	$(40,712)	$3,147,752

Balance at December 31, 2021 (audited)	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income:
Net income	—	—	—	—	—	115,227	—	—	—	115,227
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(387,704)	(387,704)
Total comprehensive loss										(272,477)
Stock-based compensation expense recognized in earnings	—	—	—	—	15,805	—	—	—	—	15,805
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	221,111	3	(4,211)	—	—	—	—	(4,208)
Repurchase of common stock	—	—	—	—	—	—	(941,879)	(50,023)	—	(50,023)
Balance at September 30, 2022	300,000	$300,000	50,840,022	$509	$1,020,153	$2,050,563	(942,296)	$(50,031)	$(435,419)	$2,885,775
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine months ended September 30,
(in thousands)	2022	2021
Operating activities
Net income	$115,227	$188,809
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	32,000	(20,000)
Depreciation and amortization expense	35,360	65,943
Net (gain)/loss on sale of loans held for sale	—	(1,317)
Decrease in valuation allowance on mortgage servicing rights	—	(16,448)
Stock-based compensation expense	15,991	23,192
Purchases and originations of loans held for sale	(1,642)	(1,413,899)
Proceeds from sales and repayments of loans held for sale	5,050	1,675,246
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,152)	86,707
Accrued interest payable and other liabilities	14,266	(41,920)
Net cash provided by operating activities	214,100	546,313
Investing activities
Purchases of available-for-sale debt securities	(665,388)	(952,982)
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	388,223	400,429
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	66,500	—
Sales/(purchases) of equity securities, net	3,421	—
Originations of loans held for investment, mortgage finance	(77,518,608)	(128,503,055)
Proceeds from pay-offs of loans held for investment, mortgage finance	80,085,283	129,054,151
Proceeds from sale of mortgage servicing rights	—	108,925
Net (increase)/decrease in loans held for investment, excluding mortgage finance	(2,690,164)	118,166
Purchases of premises and equipment, net	(10,456)	(2,619)
Net cash provided by/(used in) investing activities	(341,189)	223,015
Financing activities
Net decrease in deposits	(3,610,802)	(1,182,921)
Issuance of stock related to stock-based awards	(4,208)	(3,210)
Net proceeds from issuance of preferred stock	—	289,723
Redemption of preferred stock	—	(150,000)
Preferred stock dividends paid	(12,938)	(14,408)
Repurchase of common stock	(50,023)	—
Net decrease in short-term borrowings	(501,352)	(908,281)
Net proceeds from issuance of long-term debt	—	639,440
Redemption of long-term debt	—	(111,000)
Net cash used in financing activities	(4,179,323)	(1,440,657)
Net decrease in cash and cash equivalents	(4,306,412)	(671,329)
Cash and cash equivalents at beginning of period	7,946,659	9,206,380
Cash and cash equivalents at end of period	$3,640,247	$8,535,051
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$134,026	$84,118
Cash paid during the period for income taxes	48,569	99,915
Transfers of loans from held for investment to held for sale	3,137,792	—
Transfers of debt securities from available-for-sale to held-to-maturity	1,019,365	—
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
On September 6, 2022, we announced the sale of BankDirect Capital Finance (“BDCF” or “disposal group”), our insurance premium finance subsidiary, to AFCO Credit Corporation, an indirect wholly-owned subsidiary of Truist Financial Corp. The sale of BDCF includes its business operations and loan portfolio of approximately $3.1 billion as of September 30, 2022. The sale is an all-cash transaction for a purchase price of approximately $3.4 billion, representing an 8.5% asset premium compared to the value of the purchased loan portfolio as of September 30, 2022.
The transaction resulted in the recognition of a disposal group that is classified as held for sale but does not meet the criteria for discontinued operations reporting. As such, the loans, assets and liabilities related to the disposal group were transferred at the lower of cost or fair value to loans held for sale, other assets held for sale and other liabilities held for sale, respectively, on the consolidated balance sheet as of September 30, 2022. The pre-tax net income for the disposal group for the three months ended September 30, 2022 and 2021 was $11.9 million and $17.4 million, respectively, and was $49.5 million and $48.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The sale is expected to close in the fourth quarter of 2022, subject to various customary closing conditions.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except share and per share data)	2022	2021	2022	2021
Numerator:
Net income	$41,418	$43,390	$115,227	$188,809
Preferred stock dividends	4,313	4,312	12,938	14,408
Net income available to common stockholders	$37,105	$39,078	$102,289	$174,401
Denominator:
Denominator for basic earnings per common share—weighted average common shares	49,891,727	50,600,732	50,506,364	50,568,439
Effect of dilutive outstanding stock-settled awards	526,157	538,823	584,151	555,836
Denominator for dilutive earnings per common share—weighted average diluted common shares	50,417,884	51,139,555	51,090,515	51,124,275

Basic earnings per common share	$0.74	$0.77	$2.03	$3.45
Diluted earnings per common share	$0.74	$0.76	$2.00	$3.41

Anti-dilutive outstanding stock-settled awards	174,706	208,813	315,499	104,174
(3) Investment Securities
The following is a summary of our investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$668,093	$—	$(30,812)	$637,281
U.S. government agency securities	125,000	—	(23,310)	101,690
Residential mortgage-backed securities	1,980,590	7	(350,496)	1,630,101
Credit risk transfer (“CRT”) securities	14,713	—	(3,011)	11,702
Total available-for-sale debt securities	2,788,396	7	(407,629)	2,380,774
Held-to-maturity debt securities:
Residential mortgage-backed securities	955,875	—	(136,174)	819,701
Total held-to-maturity debt securities	955,875	—	(136,174)	819,701
Equity securities				32,973
Total investment securities(2)				$3,369,622

December 31, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(4,056)	$120,944
Residential mortgage-backed securities	3,288,261	156	(63,039)	3,225,378
Tax-exempt asset-backed securities	170,626	9,407	—	180,033
CRT securities	14,713	—	(2,867)	11,846
Total available-for-sale debt securities	3,598,600	9,563	(69,962)	3,538,201
Equity securities				45,607
Total investment securities(2)				$3,583,808
(1)Excludes accrued interest receivable of $4.2 million and $6.6 million at September 30, 2022 and December 31, 2021, respectively, related to available-for-sale debt securities, and $1.5 million at September 30, 2022 related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
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
The amortized cost and estimated fair value as of September 30, 2022, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$41	$41	$—	$—
Due after one year through five years	668,093	637,281	—	—
Due after five years through ten years	156,587	127,368	—	—
Due after ten years	1,963,675	1,616,084	955,875	819,701
Total	$2,788,396	$2,380,774	$955,875	$819,701
The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
U.S. treasury securities	$637,281	$(30,812)	$—	$—	$637,281	$(30,812)
U.S. government agency securities	—	—	101,690	(23,310)	101,690	(23,310)
Residential mortgage-backed securities	310,838	(67,167)	1,318,654	(283,329)	1,629,492	(350,496)
CRT securities	—	—	11,702	(3,011)	11,702	(3,011)
Total	$948,119	$(97,979)	$1,432,046	$(309,650)	$2,380,165	$(407,629)
December 31, 2021
U.S. government agency securities	$24,085	$(915)	$96,859	$(3,141)	$120,944	$(4,056)
Residential mortgage-backed securities	2,871,052	(50,721)	303,491	(12,318)	3,174,543	(63,039)
CRT securities	—	—	11,846	(2,867)	11,846	(2,867)
Total	$2,895,137	$(51,636)	$412,196	$(18,326)	$3,307,333	$(69,962)
At September 30, 2022, we had 98 available-for-sale debt securities in an unrealized loss position, comprised of twelve U.S. treasury securities, five U.S. government agency securities, 79 residential mortgage-backed securities, and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. We do not intend to sell and it is not more likely than not that we will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and have, therefore, recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity debt securities consist of government guaranteed securities for which no loss is expected. At September 30, 2022 and December 31, 2021, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
Debt securities with carrying values of approximately $18.6 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at September 30, 2022. The comparative amounts at December 31, 2021 were $22.0 million and $2.0 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net gains/(losses) recognized during the period	$(1,165)	$850	$(9,801)	$4,496
Less: Realized net gains/(losses) recognized on securities sold	(587)	347	(589)	1,096
Unrealized net gains/(losses) recognized on securities held	$(578)	$503	$(9,212)	$3,400
(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	September 30, 2022	December 31, 2021
Loans held for investment(1):
Commercial	$8,813,614	$9,897,561
Energy	1,106,097	721,373
Mortgage finance	4,908,822	7,475,497
Real estate	5,015,704	4,777,530
Gross loans held for investment	19,844,237	22,871,961
Unearned income (net of direct origination costs)	(56,456)	(65,007)
Total loans held for investment	19,787,781	22,806,954
Allowance for credit losses on loans	(234,613)	(211,866)
Total loans held for investment, net	$19,553,168	$22,595,088

Loans held for sale:
Insurance premium finance loans, at lower of cost or fair value(2)	$3,137,791	$—
Mortgage loans, at fair value	4,387	8,123
Total loans held for sale	$3,142,178	$8,123
(1)    Excludes accrued interest receivable of $71.8 million and $50.9 million at September 30, 2022 and December 31, 2021, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    September 30, 2022 includes $1.3 million in non-accrual loans and $3.1 million in loans past due 90 days and still accruing that were transferred from loans held for investment to loans held for sale as of September 30, 2022.

The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2022
Commercial
(1-7) Pass	$1,530,588	$776,714	$252,321	$366,245	$225,307	$316,001	$5,004,072	$27,344	$8,498,592
(8) Special mention	28,302	38,477	6,398	37,809	7,526	5,769	35,967	3,820	164,068
(9) Substandard - accruing	—	42,148	315	30,647	15,133	6,365	28,378	—	122,986
(9+) Non-accrual	7,622	602	—	36	9,947	6,875	2,886	—	27,968
Total commercial	$1,566,512	$857,941	$259,034	$434,737	$257,913	$335,010	$5,071,303	$31,164	$8,813,614
Energy
(1-7) Pass	$129,764	$23,517	$—	$—	$20,000	$5,743	$912,936	$—	$1,091,960
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	7,637	—	7,637
(9+) Non-accrual	—	—	—	—	—	—	6,500	—	6,500
Total energy	$129,764	$23,517	$—	$—	$20,000	$5,743	$927,073	$—	$1,106,097
Mortgage finance
(1-7) Pass	$7,913	$457,792	$196,598	$393,675	$555,480	$3,292,412	$—	$—	$4,903,870
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	1,464	3,488	—	—	4,952
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$7,913	$457,792	$196,598	$393,675	$556,944	$3,295,900	$—	$—	$4,908,822
Real estate
CRE
(1-7) Pass	$800,519	$611,459	$657,829	$487,368	$183,225	$366,644	$60,672	$15,969	$3,183,685
(8) Special mention	2,396	7,249	7,940	5,297	33,454	22,063	—	—	78,399
(9) Substandard - accruing	—	17,850	—	—	11,522	18,629	—	—	48,001
(9+) Non-accrual	—	—	—	—	—	187	—	—	187
RBF
(1-7) Pass	82,515	85,477	19,560	13,915	7,462	1,162	390,476	—	600,567
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	129,406	137,275	103,917	79,637	79,984	170,709	39,074	27,316	767,318
(8) Special mention	—	—	10,711	—	—	10,099	—	—	20,810
(9) Substandard - accruing	—	—	—	—	—	1,058	—	—	1,058
(9+) Non-accrual	—	—	1,081	—	—	—	—	—	1,081
Secured by 1-4 family
(1-7) Pass	45,887	90,434	55,261	26,854	19,439	72,329	4,056	—	314,260
(8) Special mention	—	—	—	—	—	44	—	—	44
(9) Substandard - accruing	—	—	—	—	—	166	—	—	166
(9+) Non-accrual	—	—	—	—	—	128	—	—	128
Total real estate	$1,060,723	$949,744	$856,299	$613,071	$335,086	$663,218	$494,278	$43,285	$5,015,704
Total	$2,764,912	$2,288,994	$1,311,931	$1,441,483	$1,169,943	$4,299,871	$6,492,654	$74,449	$19,844,237

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2021
Commercial
(1-7) Pass	$1,133,013	$3,157,150	$546,520	$319,246	$200,478	$289,795	$3,960,706	$41,377	$9,648,285
(8) Special mention	2,650	5,277	23,129	8,697	39	5,322	5,120	7,883	58,117
(9) Substandard - accruing	—	7,705	102,619	25,010	6,202	6,962	14,742	2,007	165,247
(9+) Non-accrual	736	1,191	49	12,955	1,166	6,196	3,619	—	25,912
Total commercial	$1,136,399	$3,171,323	$672,317	$365,908	$207,885	$308,275	$3,984,187	$51,267	$9,897,561
Energy
(1-7) Pass	$71,750	$—	$—	$3	$—	$7,188	$577,988	$—	$656,929
(8) Special mention	—	—	—	—	—	—	27,421	—	27,421
(9) Substandard - accruing	—	—	—	—	—	8,643	—	—	8,643
(9+) Non-accrual	—	—	—	—	—	—	28,380	—	28,380
Total energy	$71,750	$—	$—	$3	$—	$15,831	$633,789	$—	$721,373
Mortgage finance
(1-7) Pass	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
Real estate
CRE
(1-7) Pass	$497,462	$576,344	$600,005	$294,005	$155,252	$451,042	$73,988	$25,970	$2,674,068
(8) Special mention	—	—	291	8,827	20,089	26,344	—	—	55,551
(9) Substandard - accruing	17,850	—	—	40,900	37,393	38,188	—	2,308	136,639
(9+) Non-accrual	—	—	—	—	—	198	—	—	198
RBF
(1-7) Pass	155,595	44,362	9,693	8,565	—	12,732	460,888	—	691,835
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	166,202	148,811	119,017	106,343	61,723	139,723	47,653	29,595	819,067
(8) Special mention	—	7,365	—	—	845	4,982	—	—	13,192
(9) Substandard - accruing	—	6,424	—	—	16,922	20,184	—	—	43,530
(9+) Non-accrual	—	—	—	—	2,641	1,450	—	13,741	17,832
Secured by 1-4 family
(1-7) Pass	96,899	60,659	40,586	22,976	31,826	65,910	4,535	—	323,391
(8) Special mention	—	553	—	—	—	291	—	—	844
(9) Substandard - accruing	—	—	—	—	—	1,203	—	—	1,203
(9+) Non-accrual	—	—	—	—	—	180	—	—	180
Total real estate	$934,008	$844,518	$769,592	$481,616	$326,691	$762,427	$587,064	$71,614	$4,777,530
Total	$2,431,199	$4,606,457	$2,098,354	$1,602,034	$866,577	$5,939,419	$5,205,040	$122,881	$22,871,961

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Nine months ended September 30, 2022
Beginning balance	$102,202	$52,568	$6,083	$51,013	$211,866
Provision for credit losses on loans	31,257	(18,636)	4,073	10,923	27,617
Charge-offs	3,210	2,903	—	350	6,463
Recoveries	549	1,044	—	—	1,593
Net charge-offs (recoveries)	2,661	1,859	—	350	4,870
Ending balance	$130,798	$32,073	$10,156	$61,586	$234,613
Nine months ended September 30, 2021
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	26,549	(24,730)	1,729	(24,325)	(20,777)
Charge-offs	8,211	6,418	—	1,192	15,821
Recoveries	2,462	1,366	—	112	3,940
Net charge-offs (recoveries)	5,749	5,052	—	1,080	11,881
Ending balance	$93,861	$54,282	$6,428	$67,386	$221,957
We recorded a $32.0 million provision for credit losses for the nine months ended September 30, 2022, compared to a negative provision of $20.0 million for the same period in 2021. The $32.0 million provision for credit losses resulted primarily from updated views on the downside risks to the economic forecast, partially offset by a decline in criticized loans. We recorded $4.9 million in net charge-offs during the nine months ended September 30, 2022, compared to net charge-offs of $11.9 million during the same period in 2021. Criticized loans totaled $484.0 million at September 30, 2022, compared to $582.9 million and $728.9 million at December 31, 2021 and September 30, 2021, respectively. The decrease in criticized loans as compared to June 30, 2022 was primarily due to the resolution of one mortgage finance credit that was downgraded in the second quarter of 2022 and resolved in the third quarter of 2022 with no losses recorded.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2022, we had no collateral-dependent loans.
The table below provides an age analysis of our gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual Loans(1)	Current	Total	Non-Accrual With No Allowance
September 30, 2022
Commercial	$10,405	$151	$30,602	$41,158	$27,968	$8,744,488	$8,813,614	$3,637
Energy	—	—	—	—	6,500	1,099,597	1,106,097	—
Mortgage finance	—	—	—	—	—	4,908,822	4,908,822	—
Real estate:
CRE	52	—	—	52	187	3,310,033	3,310,272	—
RBF	—	—	—	—	—	600,567	600,567	—
Other	700	2,453	—	3,153	1,081	786,033	790,267	—
Secured by 1-4 family	—	—	62	62	128	314,408	314,598	—
Total	$11,157	$2,604	$30,664	$44,425	$35,864	$19,763,948	$19,844,237	$3,637
(3)As of September 30, 2022 and December 31, 2021, $1.8 million of our non-accrual loans were earning interest income on a cash basis. Additionally, $801,000 in interest income was recognized on non-accrual loans for the nine months ended September 30, 2022. Accrued interest of $100,000 was reversed during the nine months ended September 30, 2022.
As of September 30, 2022 and December 31, 2021, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at September 30, 2022 and December 31, 2021, $2.2 million and $19.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.

The following table details the recorded investment of loans restructured during the nine months ended September 30, 2022:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Nine months ended September 30, 2022
Commercial loans	—	$—	1	$604	1	$604
Total	—	$—	1	$604	1	$604
We did not have any loans that were restructured during the nine months ended September 30, 2021.
The restructuring of the loans did not have a significant impact on our allowance for credit losses at September 30, 2022. As of September 30, 2022 and 2021, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) Short-term Borrowings and Long-term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	September 30, 2022	December 31, 2021
Customer repurchase agreements	$1,480	$2,832
Federal Home Loan Bank borrowings	1,700,000	2,200,000
Total short-term borrowings	$1,701,480	$2,202,832
The table below presents a summary of long-term debt:

(in thousands)	September 30, 2022	December 31, 2021
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$271,991	$270,487
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,131	173,935
Company-issued 4.00% fixed rate subordinated notes due 2031	371,238	370,910
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$930,766	$928,738
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance of allowance for off-balance sheet credit losses	$17,981	$16,747	$17,265	$17,434
Provision for off-balance sheet credit losses	3,667	1,464	4,383	777
Ending balance of allowance for off-balance sheet credit losses	$21,648	$18,211	$21,648	$18,211

(in thousands)			September 30, 2022	December 31, 2021
Commitments to extend credit - period end balance			$9,182,739	$9,445,763
Standby letters of credit - period end balance			419,828	357,672
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
Additionally, the Basel III Capital Rules require that we maintain a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on our common stock during the nine months ended September 30, 2022 or during the year ended December 31, 2021. On April 19, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. During the nine months ended September 30, 2022, the Company repurchased 941,879 shares of its common stock for an aggregate price of $50.0 million, at a weighted average price of $53.11 per share.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and the Bank’s capital ratios exceeded the regulatory definition of well capitalized as of September 30, 2022 and December 31, 2021. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our financial condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2022
CET1
Company	$3,011,505	11.08%	$1,902,047	7.00%	N/A	N/A
Bank	3,175,750	11.70%	1,899,579	7.00%	1,763,895	6.50%
Total capital (to risk-weighted assets)
Company	4,143,219	15.25%	2,853,071	10.50%	2,717,210	10.00%
Bank	3,736,226	13.77%	2,849,369	10.50%	2,713,685	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,421,505	12.59%	2,309,629	8.50%	1,630,326	6.00%
Bank	3,335,750	12.29%	2,306,632	8.50%	2,170,948	8.00%
Tier 1 capital (to average assets)(1)
Company	3,421,505	10.67%	1,282,691	4.00%	N/A	N/A
Bank	3,335,750	10.41%	1,281,909	4.00%	1,602,386	5.00%
December 31, 2021
CET1
Company	$2,949,785	11.06%	$1,866,444	7.00%	N/A	N/A
Bank	3,013,170	11.30%	1,866,303	7.00%	1,732,996	6.50%
Total capital (to risk-weighted assets)
Company	4,085,540	15.32%	2,799,666	10.50%	2,666,348	10.00%
Bank	3,578,014	13.42%	2,799,455	10.50%	2,666,148	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,359,785	12.60%	2,266,396	8.50%	1,599,809	6.00%
Bank	3,173,170	11.90%	2,266,225	8.50%	2,132,918	8.00%
Tier 1 capital (to average assets)(1)
Company	3,359,785	9.01%	1,490,902	4.00%	N/A	N/A
Bank	3,173,170	8.51%	1,490,677	4.00%	1,863,346	5.00%
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

(8) Stock-based Compensation
We have long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the Company’s board of directors or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and performance units, or any combination thereof. On April 19, 2022, the Company’s stockholders approved the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which provides for the issuance of 1,124,880 shares of common stock for compensation to the Company’s key employees and non-employee directors.
The table below summarizes our stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Stock-settled awards:
RSUs	$5,376	$8,324	$15,805	$22,099
Restricted stock	—	—	—	1
Cash-settled units	3	64	186	1,092
Total	$5,379	$8,388	$15,991	$23,192

(in thousands except period data)	September 30, 2022
Unrecognized compensation expense related to unvested stock-settled awards	$37,492
Weighted average period over which expense is expected to be recognized, in years	2.4

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
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$637,281	$—	$—
U.S. government agency securities	—	101,690	—
Residential mortgage-backed securities	—	1,630,101	—
CRT securities	—	—	11,702
Equity securities(1)(2)	21,932	11,041	—
Mortgage loans held for sale(3)	—	—	4,387
Derivative assets(4)	—	24,093	—
Derivative liabilities(4)	—	108,608	—
Non-qualified deferred compensation plan liabilities(5)	20,028	—	—

December 31, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$120,944	$—
Residential mortgage-backed securities	—	3,225,378	—
Tax-exempt asset-backed securities	—	—	180,033
CRT securities	—	—	11,846
Equity securities(1)(2)	33,589	12,018	—
Mortgage loans held for sale(3)	—	465	7,658
Derivative assets(4)	—	37,788	—
Derivative liabilities(4)	—	37,788	—
Non-qualified deferred compensation plan liabilities(5)	29,695	—	—
(1)Investment securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities, which are measured quarterly.
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

Level 3 Valuations
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis:

				Net Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended September 30, 2022
Available-for-sale debt securities:(1)
CRT securities	$11,670	$—	$—	$—	$32	$11,702
Loans held for sale(2)	4,266	571	(450)	—	—	4,387
Three months ended September 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$185,954	$—	$(2,270)	$—	$1,136	$184,820
CRT securities	11,713	—	—	—	91	11,804
Loans held for sale(2)	8,227	440	(870)	—	(96)	7,701

Nine months ended September 30, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(170,626)	$—	$(9,407)	$—
CRT securities	11,846	—	—	—	(144)	11,702
Loans held for sale(2)	7,658	1,898	(5,050)	—	(119)	4,387
Nine months ended September 30, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(13,783)	$—	$(573)	$184,820
CRT securities	11,417	—	—	—	387	11,804
Loans held for sale(2)	6,933	2,125	(1,395)	5	33	7,701
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
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. The securities were redeemed in full prior to September 30, 2022. At December 31, 2021, the combined weighted-average discount rate and weighted-average life utilized were 2.60% and 4.61 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and a weighted-average life. At September 30, 2022, the discount rates utilized ranged from 6.97% to 11.52% and the weighted-average life ranged from 5.23 years to 8.93 years. On a combined amortized cost weighted-average basis, a discount rate of 8.49% and a weighted-average life of 6.46 years were utilized to determine the fair value of these securities at September 30, 2022. At December 31, 2021, the combined weighted-average discount rate and combined weighted-average life utilized were 4.97% and 6.35 years, respectively.
Mortgage loans held for sale
The fair value of mortgage loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At September 30, 2022, the fair value of these loans was calculated using a weighted-average discounted price of 90.4%, compared to 97.8% at December 31, 2021.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

		Estimated Fair Value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and cash equivalents	$3,640,247	$3,640,247	$3,640,247	$—	$—
Available-for-sale debt securities	2,380,774	2,380,774	637,281	1,731,791	11,702
Held-to-maturity debt securities	955,875	819,701	—	819,701	—
Equity securities	32,973	32,973	21,932	11,041	—
Loans held for sale	3,142,178	3,113,806	—	—	3,113,806
Loans held for investment, net	19,553,168	19,472,586	—	—	19,472,586
Derivative assets	24,093	24,093	—	24,093	—
Financial liabilities:
Total deposits	24,498,563	24,502,640	—	—	24,502,640
Short-term borrowings	1,701,480	1,701,480	—	1,701,480	—
Long-term debt	930,766	873,342	—	873,342	—
Derivative liabilities	108,608	108,608	—	108,608	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$7,946,659	$7,946,659	$7,946,659	$—	$—
Available-for-sale debt securities	3,538,201	3,538,201	—	3,346,322	191,879
Equity securities	45,607	45,607	33,589	12,018	—
Loans held for sale	8,123	8,123	—	465	7,658
Loans held for investment, net	22,595,088	22,631,252	—	—	22,631,252
Derivative assets	37,788	37,788	—	37,788	—
Financial liabilities:
Total deposits	28,109,365	28,109,762	—	—	28,109,762
Short-term borrowings	2,202,832	2,202,832	—	2,202,832	—
Long-term debt	928,738	952,404	—	952,404	—
Derivative liabilities	37,788	37,788	—	37,788	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	September 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$3,000,000	$357	$80,135	$—	$—	$—
Non-hedging derivatives
Customer-initiated and other derivatives:
Interest rate contracts:
Swaps	3,989,586	86,138	86,138	3,536,090	40,922	40,922
Caps and floors written	130,415	—	1,489	191,291	94	—
Caps and floors purchased	130,415	1,489	—	191,291	—	94
Forward contracts	1,025,581	12,536	12,429	—	—	—
Gross derivatives		100,520	180,191		41,016	41,016
Netting adjustment - offsetting derivative assets/liabilities		(2,476)	(2,476)		(3,228)	(3,228)
Netting adjustment - cash collateral received/posted		(73,951)	(69,107)		—	—
Net derivatives included on the consolidated balance sheets		$24,093	$108,608		$37,788	$37,788
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $24.1 million at September 30, 2022, and approximately $37.8 million at December 31, 2021. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At September 30, 2022, we had $73.0 million in cash collateral pledged to counterparties included in interest-bearing cash and cash equivalents on the consolidated balance sheet and $74.0 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2021, were $40.3 million in cash collateral pledged to counterparties and no cash collateral received from counterparties.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 18 risk participation agreements where we are a participant bank with a notional amount of $343.3 million at September 30, 2022, compared to seven risk participation agreements with a notional amount of $79.2 million at December 31, 2021. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $10.4 million at September 30, 2022 and $2.3 million at December 31, 2021. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2022 and December 31, 2021. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 17 risk participation agreements where we are the lead bank with a notional amount of $201.1 million at September 30, 2022, compared to 15 agreements with a notional amount of $156.1 million at December 31, 2021.
Derivatives Designated as Cash Flow Hedges
During the nine months ended September 30, 2022, we entered into interest rate derivative contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.
During the three and nine months ended September 30, 2022, we recorded $78.2 million and $77.9 million, respectively, in unrealized losses to adjust our cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $1.8 million and $2.5 million, respectively, from AOCI into interest income on loans. Based on current market conditions, we estimate that during the next 12 months, an additional $31.7 million will be reclassified from AOCI as a decrease to interest income. As of September 30, 2022, the maximum length of time over which forecasted transactions are hedged is 4.00 years.
(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three months ended September 30, 2022
Beginning balance	$(316)	$(220,090)	$(51,802)	$(272,208)
Change in unrealized gain/(loss)	(78,177)	(129,027)	—	(207,204)
Amounts reclassified into net income	(1,760)	—	2,369	609
Total other comprehensive income/(loss)	(79,937)	(129,027)	2,369	(206,595)
Income tax expense/(benefit)	(16,786)	(27,095)	497	(43,384)
Total other comprehensive income/(loss), net of tax	(63,151)	(101,932)	1,872	(163,211)
Ending balance	$(63,467)	$(322,022)	$(49,930)	$(435,419)
Three months ended September 30, 2021
Beginning balance	$—	$(26,389)	$—	$(26,389)
Change in unrealized gain/(loss)	—	(18,131)	—	(18,131)
Amounts reclassified into net income	—	—	—	—
Total other comprehensive income/(loss)	—	(18,131)	—	(18,131)
Income tax expense/(benefit)	—	(3,808)	—	(3,808)
Total other comprehensive income/(loss), net of tax	—	(14,323)	—	(14,323)
Ending balance	$—	$(40,712)	$—	$(40,712)

Nine months ended September 30, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	(77,873)	(347,223)	(69,165)	(494,261)
Amounts reclassified into net income	(2,464)	—	5,962	3,498
Total other comprehensive income/(loss)	(80,337)	(347,223)	(63,203)	(490,763)
Income tax expense/(benefit)	(16,870)	(72,916)	(13,273)	(103,059)
Total other comprehensive income/(loss), net of tax	(63,467)	(274,307)	(49,930)	(387,704)
Ending balance	$(63,467)	$(322,022)	$(49,930)	$(435,419)
Nine months ended September 30, 2021
Beginning balance	$—	$15,774	$—	$15,774
Change in unrealized gain/(loss)	—	(71,501)	—	(71,501)
Amounts reclassified into net income	—	—	—	—
Total other comprehensive income/(loss)	—	(71,501)	—	(71,501)
Income tax expense/(benefit)	—	(15,015)	—	(15,015)
Total other comprehensive income/(loss), net of tax	—	(56,486)	—	(56,486)
Ending balance	$—	$(40,712)	$—	$(40,712)
(12) New Accounting Standards
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

Accounting Standard Update 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50)” (“ASU 2022-04”) enhances the transparency of supplier finance programs and the related financial statement disclosures. The amendments require that a buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective January 1, 2023, except for the disclosure of rollforward information, which is effective January 1, 2024, and is not expected to have an impact on our consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “intends,” “seeks,” “likely,” “should,” “may” “could” and other similar expressions. These forward-looking statements are based of the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved, and should not be the primary basis upon which investors evaluate an investment in our securities. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, credit quality and risk, the COVID-19 pandemic, industry and technological changes, uncertainties related to our sale of BankDirect Capital Finance, LLC, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic conditions, including inflation, recession, the threat of recession, and market conditions in Texas, the United States or globally, including governmental and consumer responses to those economic and market conditions, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, ratings or interpretations, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war, terrorism, global conflict or other external events. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Overview of Our Business Operations
On September 6, 2022, we announced the sale of BankDirect Capital Finance (“BDCF” or “disposal group”), our insurance premium finance subsidiary, to AFCO Credit Corporation, an indirect wholly-owned subsidiary of Truist Financial Corp. The sale of BDCF includes its business operations and loan portfolio of approximately $3.1 billion as of September 30, 2022. The sale is an all-cash transaction for a purchase price of approximately $3.4 billion, representing an 8.5% asset premium compared to the value of the purchased loan portfolio as of September 30, 2022. The sale is expected to close in the fourth quarter of 2022, subject to various customary closing conditions. For additional information, see Note 1 - Operations and Summary of Significant Accounting Policies included elsewhere in this report.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands except per share data)	2022	2021	2022	2021
Net interest income	$239,080	$190,536	$628,158	$574,805
Provision for credit losses	12,000	5,000	32,000	(20,000)
Non-interest income	25,333	24,779	71,857	106,771
Non-interest expense	197,047	152,987	514,442	452,363
Income before income taxes	55,366	57,328	153,573	249,213
Income tax expense	13,948	13,938	38,346	60,404
Net income	41,418	43,390	115,227	188,809
Preferred stock dividends	4,313	4,312	12,938	14,408
Net income available to common stockholders	$37,105	$39,078	$102,289	$174,401
Basic earnings per common share	$0.74	$0.77	$2.03	$3.45
Diluted earnings per common share	$0.74	$0.76	$2.00	$3.41
Net interest margin	3.05%	2.11%	2.64%	2.06%
Return on average assets (“ROA”)	0.52%	0.47%	0.47%	0.66%
Return on average common equity (“ROE”)	5.36%	5.41%	4.90%	8.35%
Non-interest income to average earning assets	0.33%	0.27%	0.30%	0.38%
Efficiency ratio(1)	74.5%	71.1%	73.5%	66.4%
Non-interest expense to average earning assets	2.53%	1.69%	2.18%	1.61%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
We reported net income of $41.4 million and net income available to common stockholders of $37.1 million for the third quarter of 2022, compared to net income of $43.4 million and net income available to common stockholders of $39.1 million for the third quarter of 2021. On a fully diluted basis, earnings per common share were $0.74 for the third quarter of 2022, compared to $0.76 for the third quarter of 2021. ROE was 5.36% and ROA was 0.52% for the third quarter of 2022, compared to 5.41% and 0.47%, respectively, for the third quarter of 2021. The decrease in net income for the third quarter of 2022 compared to the third quarter of 2021 resulted primarily from increases in provision for credit losses and non-interest expense, partially offset by an increase in net interest income.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
We reported net income of $115.2 million and net income available to common stockholders of $102.3 million for the nine months ended September 30, 2022, compared to net income of $188.8 million and net income available to common stockholders of $174.4 million for the same period in 2021. On a fully diluted basis, earnings per common share were $2.00 for the nine months ended September 30, 2022, compared to $3.41 for the same period in 2021. ROE was 4.90% and ROA was 0.47% for the nine months ended September 30, 2022, compared to 8.35% and 0.66%, respectively, for the same period in 2021. The decrease in net income for the nine months ended September 30, 2022 compared to the same period in 2021 resulted primarily from a decrease in non-interest income coupled with increases in provision for credit losses and non-interest expense, partially offset by an increase in net interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three months ended September 30, 2022			Three months ended September 30, 2021
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$3,509,044	$15,002	1.58%	$3,775,812	$10,684	1.12%
Interest-bearing cash and cash equivalents	4,453,806	24,596	2.19%	9,046,095	3,606	0.16%
Loans held for sale	1,029,983	11,316	4.36%	18,791	54	1.14%
Loans held for investment, mortgage finance	5,287,531	52,756	3.96%	7,987,521	58,913	2.93%
Loans held for investment(3)	16,843,922	218,512	5.15%	15,266,167	143,864	3.74%
Less: Allowance for credit losses on loans	229,005	—	—	220,984	—	—
Loans held for investment, net	21,902,448	271,268	4.91%	23,032,704	202,777	3.49%
Total earning assets	30,895,281	322,182	4.10%	35,873,402	217,121	2.40%
Cash and other assets	918,630			855,555
Total assets	$31,813,911			$36,728,957
Liabilities and Stockholders’ Equity
Transaction deposits	$1,444,964	$5,239	1.44%	$3,012,547	$4,737	0.62%
Savings deposits	10,249,387	46,555	1.80%	10,044,995	8,262	0.33%
Time deposits	1,701,238	8,523	1.99%	1,640,562	1,720	0.42%
Total interest bearing deposits	13,395,589	60,317	1.79%	14,698,104	14,719	0.40%
Short-term borrowings	1,931,537	10,011	2.06%	2,299,692	748	0.13%
Long-term debt	921,707	12,663	5.45%	927,626	10,586	4.53%
Total interest bearing liabilities	16,248,833	82,991	2.03%	17,925,422	26,053	0.58%
Non-interest bearing deposits	12,214,531			15,363,568
Other liabilities	305,554			275,317
Stockholders’ equity	3,044,993			3,164,650
Total liabilities and stockholders’ equity	$31,813,911			$36,728,957
Net interest income		$239,191			$191,068
Net interest margin			3.05%			2.11%
Net interest spread			2.07%			1.82%

(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances included non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities(2)	$3,573,372	$47,811	1.69%	$3,581,845	$32,412	1.20%
Interest-bearing cash and cash equivalents	5,902,815	37,561	0.85%	10,814,879	9,500	0.12%
Loans held for sale	352,325	11,491	4.36%	117,604	2,430	2.76%
Loans held for investment, mortgage finance	5,624,712	146,135	3.47%	7,875,138	181,256	3.08%
Loans held for investment(3)	16,386,399	531,054	4.33%	15,321,641	432,777	3.78%
Less: Allowance for credit losses on loans	217,728	—	—	238,996	—	—
Loans held for investment, net	21,793,383	677,189	4.15%	22,957,783	614,033	3.58%
Total earning assets	31,621,895	774,052	3.25%	37,472,111	658,375	2.35%
Cash and other assets	869,867			971,628
Total assets	$32,491,762			$38,443,739
Liabilities and Stockholders’ Equity
Transaction deposits	$1,846,175	$13,122	0.95%	$3,596,301	$15,993	0.59%
Savings deposits	9,788,290	70,599	0.96%	11,400,029	28,040	0.33%
Time deposits	1,208,213	10,792	1.19%	1,864,867	6,961	0.50%
Total interest-bearing deposits	12,842,678	94,513	0.98%	16,861,197	50,994	0.40%
Short-term borrowings	1,978,735	15,628	1.06%	2,443,853	3,842	0.21%
Long-term debt	926,749	34,651	5.00%	759,584	27,052	4.76%
Total interest-bearing liabilities	15,748,162	144,792	1.23%	20,064,634	81,888	0.55%
Non-interest bearing deposits	13,391,981			14,978,324
Other liabilities	259,028			286,328
Stockholders’ equity	3,092,591			3,114,453
Total liabilities and stockholders’ equity	$32,491,762			$38,443,739
Net interest income		$629,260			$576,487
Net interest margin			2.64%			2.06%
Net interest spread			2.02%			1.80%

(4)Taxable equivalent rates used where applicable.
(5)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(6)Average balances include non-accrual loans

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2022/2021			Nine months ended September 30, 2022/2021
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$4,318	$(753)	$5,071	$15,399	$(4)	$15,403
Interest bearing cash and cash equivalents	20,990	(1,852)	22,842	28,061	(4,368)	32,429
Loans held for sale	11,262	2,906	8,356	9,061	648	8,413
Loans held for investment, mortgage finance loans	(6,157)	(19,940)	13,783	(35,121)	(51,706)	16,585
Loans held for investment	74,648	14,873	59,775	98,277	30,046	68,231
Total	105,061	(4,766)	109,827	115,677	(25,384)	141,061
Interest expense:
Transaction deposits	502	(2,450)	2,952	(2,871)	(7,775)	4,904
Savings deposits	38,293	170	38,123	42,559	(3,974)	46,533
Time deposits	6,803	64	6,739	3,831	(2,660)	6,491
Short-term borrowings	9,263	(121)	9,384	11,786	(1,027)	12,813
Long-term debt	2,077	(68)	2,145	7,599	6,255	1,344
Total	56,938	(2,405)	59,343	62,904	(9,181)	72,085
Net interest income	$48,123	$(2,361)	$50,484	$52,773	$(16,203)	$68,976
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $239.1 million for the three months ended September 30, 2022, compared to $190.5 million for the same period in 2021. The increase was primarily due to an increase in yields on average earning assets, partially offset by an increase in funding costs.
Average earning assets for the three months ended September 30, 2022 decreased $5.0 billion compared to the same period in 2021, which included a $4.6 billion decrease in average interest-bearing cash and cash equivalents. The decrease in average interest bearing cash and cash equivalents resulted primarily from our proactive exit of certain high-cost indexed deposit products beginning in the second half of 2021. Average interest-bearing liabilities for the three months ended September 30, 2022 decreased $1.7 billion compared to the same period in 2021, primarily due to a $1.3 billion decrease in average interest-bearing deposits. Average demand deposits for the three months ended September 30, 2022 decreased $3.1 billion compared to the same period in 2021.
Net interest margin for the three months ended September 30, 2022 was 3.05%, compared to 2.11% for the same period in 2021. The increase in net interest margin was primarily due to an increase in yields on average earnings assets and a shift in earning asset composition, partially offset by an increase in funding costs. The increases in yields on earnings assets and cost of funds are attributed to the impact of rising interest rates.
The yield on total loans held for investment increased to 4.91% for the three months ended September 30, 2022, compared to 3.49% for the same period in 2021, and the yield on earning assets increased to 4.10% for the three months ended September 30, 2022, compared to 2.40% for the same period in 2021. Total cost of deposits increased to 0.93% for the three months ended September 30, 2022 from 0.19% for the same period in 2021, and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 1.04% for the three months ended September 30, 2022, compared to 0.28% for the same period in 2021.
Net interest income was $628.2 million for the nine months ended September 30, 2022, compared to $574.8 million for the same period in 2021. The increase was primarily due to an increase in yields on earnings assets, partially offset by rising funding costs.

Average earning assets decreased $5.9 billion for the nine months ended September 30, 2022, compared to the same period in 2021, which included a $4.9 billion decrease in average interest-bearing cash and cash equivalents. Average interest-bearing liabilities decreased $4.3 billion for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a $4.0 billion decrease in average interest-bearing deposits. Average demand deposits for the nine months ended September 30, 2022 decreased to $13.4 billion from $15.0 billion for the same period in 2021.
Net interest margin for the nine months ended September 30, 2022 was 2.64%, compared to 2.06% for the same period of 2021. The increase was primarily due to the effect of rising interest rates on earning asset yields and a shift in earning asset composition, partially offset by higher funding costs, also as a result of rising interest rates, compared to the same period in 2021.
The yield on total loans held for investment increased to 4.15% for the nine months ended September 30, 2022, compared to 3.58% for the same period in 2021, and the yield on earning assets increased to 3.25% for the nine months ended September 30, 2022, compared to 2.35% for the same period in 2021. Total cost of deposits increased to 0.48% for the nine months ended September 30, 2022 from 0.21% for the same period in 2021 and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 0.60% for the nine months ended September 30, 2022, compared to 0.29% for the same period in 2021.
Non-interest Income

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$5,701	$4,622	$17,726	$13,972
Wealth management and trust fee income	3,631	3,382	11,594	9,380
Brokered loan fees	3,401	6,032	11,504	22,276
Servicing income	212	292	677	15,236
Investment banking and trading income	7,812	4,127	23,117	17,985
Net gain/(loss) on sale of loans held for sale	—	(1,185)	—	1,317
Other	4,576	7,509	7,239	26,605
Total non-interest income	$25,333	$24,779	$71,857	$106,771
Non-interest income increased $554,000 during the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to increases in service charges on deposit accounts and investment banking and trading income, as well as the elimination of net losses recorded in the prior year on the sale of loans held for sale, partially offset by decreases in brokered loan fees and other non-interest income.
Non-interest income decreased $34.9 million during the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily due to decreases in brokered loan fees, servicing fee income and net gain/(loss) on sale of loans held for sale all as a result of the sale of our mortgage servicing rights portfolio and transition of the mortgage correspondent aggregation program in 2021, as well as a decrease in other non-interest income.
Non-interest Expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Salaries and benefits	$129,336	$87,503	$333,319	$261,855
Occupancy expense	9,433	8,324	27,192	24,463
Marketing	8,282	2,123	21,765	5,720
Legal and professional	16,775	11,055	38,365	28,479
Communications and technology	18,470	28,374	48,819	58,695
FDIC insurance assessment	3,953	4,500	11,252	16,339
Servicing-related expenses	—	2,396	—	27,740
Other	10,798	8,712	33,730	29,072
Total non-interest expense	$197,047	$152,987	$514,442	$452,363
Non-interest expense for the three months ended September 30, 2022 increased $44.1 million compared to the same period in 2021. The third quarter of 2022 included $13.7 million in salaries and benefits expense and $3.0 million in legal and professional expense related to the sale of our insurance premium finance subsidiary. Also contributing to the increase in non-interest expense were increases in salaries and benefits expense, resulting from an increase in headcount, and marketing expense, partially offset by a decrease in communications and technology expense related to the elimination of write-offs of certain software assets recorded in the prior year.

Non-interest expense increased by $62.1 million during the nine months ended September 30, 2022, compared to the same period in 2021. Year-to-date 2022 expenses included $13.7 million in salaries and benefits expense and $3.0 million in legal and professional expense related to the sale of our insurance premium finance subsidiary. The increase in non-interest expense also included increases in salaries and benefits expense, driven by an increase in headcount, and marketing expense, partially offset by a decrease in servicing-related expenses resulting from the sale of our mortgage servicing rights portfolio in 2021.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment by portfolio segment:

	September 30, 2022	December 31, 2021
(in thousands)
Commercial	$8,813,614	$9,897,561
Energy	1,106,097	721,373
Mortgage finance	4,908,822	7,475,497
Real estate	5,015,704	4,777,530
Gross loans held for investment	$19,844,237	$22,871,961
Deferred income (net of direct origination costs)	(56,456)	(65,007)
Total loans held for investment	19,787,781	22,806,954
Allowance for credit losses on loans	(234,613)	(211,866)
Total loans held for investment, net	$19,553,168	$22,595,088
Total loans held for investment of $19.8 billion at September 30, 2022 decreased $3.0 billion from December 31, 2021, primarily as a result of a $3.1 billion reclassification of our insurance premium finance subsidiary loans from loans held for investment to loans held for sale as of September 30, 2022. Excluding the reclassification of loans held for investment to loans held for sale, we experienced loan growth across all loan categories, except for mortgage finance loans, as we executed on our long-term strategy. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 25% of total loans held for investment at September 30, 2022, compared to 33% at December 31, 2021. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Mortgage finance loan balances have declined as compared to December 31, 2021 as interest rates have continued to rise during 2022.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2022, we had $3.6 billion in syndicated loans, $804.9 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2022, none of our syndicated loans were on non-accrual.
Portfolio Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of September 30, 2022, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit.

(in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans held for investment(1):
Commercial:
Assets of the borrowers	$23,561	$18,366
Accounts receivable and inventory	3,337	5,501
Other	1,070	2,045
Total commercial	27,968	25,912
Energy:
Oil and gas properties	6,500	28,380
Total energy	6,500	28,380
Real estate:
Assets of the borrowers	—	13,741
Commercial property	1,268	2,840
Single family residences	128	1,629
Total real estate	1,396	18,210
Total non-accrual loans held for investment	35,864	72,502
Non-accrual loans held for sale(2)	1,340	—
Other real estate owned	—	—
Total non-performing assets	$37,204	$72,502

Non-accrual loans held for investment to total loans held for investment	0.18%	0.32%
Total non-performing assets to total assets	0.12%	0.21%
Allowance for credit losses on loans to non-accrual loans held for investment	6.5x	2.9x

Loans held for investment past due 90 days and still accruing	$30,664	$3,467
Loans held for investment past due 90 days to total loans held for investment	0.15%	0.02%
Loans held for sale past due 90 days and still accruing(2)(3)	$4,877	$3,986
(1)As of September 30, 2022 and December 31, 2021, non-accrual loans include $2.2 million and $19.4 million, respectively, in loans that met the criteria for restructured.
(2)Includes $1.3 million in non-accrual loans and $3.1 million in loans past due 90 days and still accruing associated to our insurance premium finance subsidiary.
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
We recorded a $32.0 million provision for credit losses for the nine months ended September 30, 2022, compared to a negative provision of $20.0 million for the same period in 2021. The $32.0 million provision for credit losses resulted from updated views on the downside risks to the economic forecast, partially offset by a decline in criticized loans. We recorded $4.9 million in net charge-offs during the nine months ended September 30, 2022, compared to net charge-offs of $11.9 million during the nine months ended September 30, 2021. Criticized loans totaled $484.0 million at September 30, 2022, compared to $582.9 million and $728.9 million at December 31, 2021 and September 30, 2021, respectively. The decrease in criticized loans as compared to June 30, 2022 was primarily due to the resolution of one mortgage finance credit that was downgraded in the second quarter of 2022 and resolved in the third quarter of 2022 with no losses recorded.

The table below presents key metrics related to our credit loss experience:

	September 30, 2022	September 30, 2021
Allowance for credit losses on loans to total loans held for investment	1.19%	0.93%
Allowance for credit losses on loans to average total loans held for investment(1)	1.07%	0.96%
Total provision for credit losses to average total loans held for investment(1)(2)	0.19%	(0.12)%
Total allowance for credit losses to total loans held for investment	1.30%	1.01%
(1)    Ratios are calculated using average balance for the nine months ended September 30, 2022 and 2021, respectively.
(2) Ratios are annualized utilizing provision for credit losses for the nine months ended September 30, 2022 and 2021, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by loan category:

	Nine months ended September 30,
	2022		2021
		Net Charge-offs		Net Charge-offs
	Net	to Average	Net	to Average
	Charge-offs	Loans(1)	Charge-offs	Loans(1)
Commercial	$2,661	0.03%	$5,749	0.08%
Energy	1,859	0.28%	5,052	1.01%
Mortgage finance	—	—%	—	—%
Real estate	350	0.01%	1,080	0.03%
Total	$4,870	0.03%	$11,881	0.07%
(1)    Interim period ratios are annualized.
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding is customer deposits, supplemented by short-term borrowings, primarily federal funds purchased and Federal Home Loan Banks (“FHLB”) borrowings, which are generally used to fund mortgage finance assets and long-term debt. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the government-sponsored enterprises to support the liquidity of our mortgage finance assets.
During 2020 and into the first half of 2021, we significantly increased our interest-bearing cash and cash equivalents to ensure that we had the balance sheet strength to serve our clients during the COVID-19 pandemic. In the second half of 2021 and continuing into the first nine months of 2022, these balances have run off as we have purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes these balances:

(in thousands except percentage data)	September 30, 2022	December 31, 2021	September 30, 2021
Interest bearing cash and cash equivalents	$3,399,638	$7,765,996	$8,317,926
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	17.2%	34.1%	35.0%
Total earning assets	11.5%	22.9%	23.4%
Total deposits	13.9%	27.6%	27.9%
Our liquidity supports growth in loans held for investment and has been fulfilled primarily through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships.

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

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Deposits from core customers	$23,209,196	$25,409,180	$27,339,071
Deposits from core customers as a percent of total deposits	94.7%	90.4%	91.7%
Relationship brokered deposits	$21,799	$1,855,892	$1,488,066
Relationship brokered deposits as a percent of average total deposits	0.1%	6.6%	5.0%
Traditional brokered deposits	$1,267,568	$844,293	$986,531
Traditional brokered deposits as a percent of total deposits	5.2%	3.0%	3.3%
Average deposits from core customers(1)	$24,705,297	$28,734,460	$28,930,264
Average deposits from core customers as a percent of average total deposits	94.1%	91.1%	90.8%
Average relationship brokered deposits(1)	$617,273	$1,608,587	$1,516,026
Average relationship brokered deposits as a percent of average total deposits	2.4%	5.1%	4.8%
Average traditional brokered deposits(1)	$912,089	$1,188,544	$1,393,231
Average traditional brokered deposits as a percent of average total deposits	3.5%	3.8%	4.4%
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

(in thousands)	September 30, 2022	December 31, 2021
Repurchase agreements	$1,480	2,832
FHLB borrowings	1,700,000	2,200,000
Total short-term borrowings	$1,701,480	2,202,832
The following table summarizes our short-term borrowing capacities net of balances outstanding.

(in thousands)	September 30, 2022	December 31, 2021
FHLB borrowing capacity relating to loans	$3,078,457	$5,190,703
FHLB borrowing capacity relating to securities	3,324,946	3,352,111
Total FHLB borrowing capacity(1)	$6,403,403	$8,542,814
Unused federal funds lines available from commercial banks	$1,456,000	$892,000
Unused Federal Reserve borrowings capacity	$3,572,804	$2,414,702
Unused revolving line of credit(2)	$75,000	$75,000
(1)    FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)    Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2023. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2022.
We also have long-term debt outstanding of $930.8 million as of September 30, 2022, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet our long-term funding needs.
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
As of September 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Capital Resources
Average total equity was $3.1 billion for the nine months ended September 30, 2022. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
On April 19, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $150.0 million in shares of our outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the nine months ended September 30, 2022, the Company repurchased 941,879 shares of its common stock for an aggregate purchase price of $50.0 million, at a weighted average price of $53.11 per share. These repurchases were all made during the second quarter of 2022.
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
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with ASC 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan.
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of September 30, 2022, the quantitative estimate of the allowance for credit loss would increase by approximately $73.0 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices or equity prices. The financial instruments subject to market risk can be classified either as held for trading purposes or held for purposes other than trading.
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
The responsibility for managing market risk rests with the Asset and Liability Management Committee (“ALCO”), which operates under policy guidelines and risk appetite established by the Company’s board of directors. Oversight of our compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and to our Board of Directors, if necessary, on a quarterly basis. Additionally, the Credit Policy Committee (“CPC”) specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2022 and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2022

(in thousands)	0-3 month Balance	4-12 month Balance	1-3 year Balance	3+ year Balance	Total Balance
Assets:
Interest bearing cash and cash equivalents	$3,399,638	$—	$—	$—	$3,399,638
Investment securities(1)	46,054	434	321,649	3,001,485	3,369,622
Variable loans	19,513,046	241,729	58,513	279,547	20,092,835
Fixed loans	190,709	1,602,641	194,994	905,236	2,893,580
Total loans(2)	19,703,755	1,844,370	253,507	1,184,783	22,986,415
Total interest sensitive assets	$23,149,447	$1,844,804	$575,156	$4,186,268	$29,755,675
Liabilities:
Interest bearing customer deposits	$11,416,366	$—	$—	$—	$11,416,366
CDs & IRAs	101,728	181,908	36,129	179	319,944
Traditional brokered deposits	169,956	1,097,612	—	—	1,267,568
Total interest bearing deposits	11,688,050	1,279,520	36,129	179	13,003,878
Short-term borrowings	1,701,480	—	—	—	1,701,480
Long-term debt	385,397	—	—	545,369	930,766
Total interest sensitive liabilities	$13,774,927	$1,279,520	$36,129	$545,548	$15,636,124
GAP	$9,374,520	$565,284	$539,027	$3,640,720	$—
Cumulative GAP	$9,374,520	$9,939,804	$10,478,831	$14,119,551	$14,119,551

Non-interest bearing deposits					11,494,685
Stockholders’ equity					2,885,775
Total					$14,380,460
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
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate, Secured Overnight Financing Rate, Bloomberg Short Term Yield Index, LIBOR and other alternative indexes are the basis for most of our variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. Interest rate derivative contracts may be used to manage our exposure to adverse fluctuations in these primary interest rate exposures. See Note 10 - Derivative Financial Instruments for more information on interest rate derivative contracts.
For modeling purposes, the “shock test” scenarios as of September 30, 2022 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as a 100 basis point decrease in interest rates. As of September 30, 2021, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates. As short-term rates remained low through 2021, we did not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	September 30, 2022			September 30, 2021
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase
Change in net interest income	$76,688	$134,859	$(103,564)	$42,678	$104,513
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
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on our transition progress to date, we ceased originating LIBOR-based products and began originating alternative indexed products in December 2021. Over the next 9 months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align our trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2021 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the nine months ended September 30, 2022 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)
May 1 through May 31, 2022	902,418	$53.22	902,418	$101,975,648
June 1 through June 30, 2022	39,461	$50.66	39,461	$99,976,436
July 1 through July 31, 2022	—	$—	—	$99,976,436
August 1 through August 31, 2022	—	$—	—	$99,976,436
September 1 through September 30, 2022	—	$—	—	$99,976,436
Total	941,879	$53.11	941,879	$99,976,436
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

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

2.1
Purchase Agreement, dated as of September 5, 2022 by and between AFCO Credit Corporation and Texas Capital Bank, which is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated September 8, 2022

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
Date: October 20, 2022

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)