Form 10-K
period 2022-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2023-02-09
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒        No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $2,610,657,000. There were 48,228,345 shares of the registrant’s common stock outstanding on February 8, 2023.

This annual report contains forward-looking statements about the business, financial condition and prospects of Texas Capital Bancshares, Inc. and its wholly owned subsidiaries (together, “TCBI” or the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to known and unknown risks and uncertainties that may cause the actual results, performance or achievements to be materially different from expectations or results projected or implied by these statements. With respect to all such forward-looking statements, you should review the Risk Factors discussion in Item 1A and the sections captioned “Forward-Looking Statements” and “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.
ITEM 1.     BUSINESS
Background
Texas Capital Bancshares, Inc. (“TCBI” or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements include the accounts of TCBI and its wholly owned subsidiary, Texas Capital Bank (the “Bank”). TCBI is a registered bank holding company and has elected to be a financial holding company.
The Company is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston and San Antonio, the five largest metropolitan areas of Texas. Substantially all business activities are conducted through the Bank. The Company serves the needs of commercial businesses, entrepreneurs and professionals located in Texas through a custom array of financial products and services with high-quality personal service.
On September 6, 2022, the Company announced the sale of BankDirect Capital Finance, LLC (“BDCF”), its insurance premium finance subsidiary, to AFCO Credit Corporation, an indirect wholly-owned subsidiary of Truist Financial Corporation. The sale of BDCF included its business operations and loan portfolio of approximately $3.1 billion. The sale was an all-cash transaction for a purchase price of $3.4 billion, representing a pre-tax gain of $248.5 million. The transaction did not meet the criteria for discontinued operations reporting, and the sale was completed on November 1, 2022.
Business Strategy and Markets
The Company was founded with an entrepreneurial culture and a mission to build a commercial banking presence across Texas. Drawing on the business and community ties of management and its banking experience, the Company’s strategy has been to establish an independent bank that has focused primarily on commercial businesses, entrepreneurs and professionals in each of the five major metropolitan markets of Texas. On September 1, 2021, management announced key updates to the Company’s long-term strategy, focused on building a Texas-based full-service financial services firm that can seamlessly serve the best clients in its markets through the entirety of their life cycles. As a core tenant of TCBI’s vision to be the premier financial services firm in Texas, the Company will maintain financial resiliency for its shareholders which will also allow it to serve its clients, access markets, and support its communities through the cycle. Last year, 2022, was a year focused on strategic alignment, including, reorganizing the Company’s operating model around client delivery emphasizing client experience; realigning the expense base and investing in technology; expanding coverage, products and services; and enhancing accountability while maintaining financial resilience. The Company is well positioned with best-in-class levels of liquidity, credit reserves and capital.
Competition
The Company’s business is concentrated in Texas which is a highly competitive market for banking services. TCBI competes with national, regional, and local bank holding companies and commercial banks. The largest banking organizations operating in Texas are headquartered outside of the state and are controlled by out-of-state organizations. TCBI also competes with other providers of financial services, such as non-bank lenders, commercial finance and leasing companies, consumer finance companies, financial technology companies, securities firms, insurance companies, full-service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. As a tenant of TCBI’s strategic plan, the Company believes that commercial businesses, entrepreneurs and professionals are interested in banking with a company both headquartered and with decision-making authority based in Texas.
The Company’s banking centers in its target markets are served by experienced bankers with expertise in the specific industries found in their market areas and established community ties. The Company believes it is positioned to offer clients more responsive and personalized service and advice than its competitors. By providing effective service to these customers, the Company believes it will be able to establish “first call” relationships, and provide all the banking needs of its customers, thereby enhancing its relevance and financial returns.
While the Texas market continues to be central to growth and success, the Company has built several lines of business that offer specialized products and services to businesses and individuals regionally and nationwide, including mortgage finance, homebuilder finance, investment banking and Bask Bank. Bask Bank is an online banking division that offers depositors American Airlines AAdvantage® miles in lieu of cash interest as well as traditional interest bearing deposit products such as savings accounts and certificates of deposit (“CDs”). The Company believes these business lines help to mitigate its geographic concentration risk in Texas.
Products and Services
The Company offers a variety of loan, deposit account and other financial products and services to its customers.
Business Customers. The Company offers a full range of products and services oriented to the needs of its business customers including commercial loans for general corporate purposes, including financing for working capital, organic growth, and acquisitions; real estate term and construction loans; mortgage warehouse lending and mortgage finance services; treasury management services, including online banking and debit and credit card services; investment banking and advisory services; and letters of credit.
Individual Customers. The Company also provides comprehensive banking services for its individual customers including personal wealth management and trust services; certificates of deposit; interest bearing and non-interest bearing checking accounts; traditional money market and savings accounts; loans, both secured and unsecured; online and mobile banking; investment banking and advisory services; and Bask Bank.
Lending Activities
The Company targets its lending to commercial businesses, entrepreneurs and professionals who meet certain desired client characteristics and credit standards. The credit standards are set by a standing Credit Policy Committee with the assistance of the Chief Credit Officer, who is charged with ensuring that all loans in the portfolio meet the credit standards. The Credit Policy Committee is comprised of senior Bank officers, including the Chief Risk Officer, the Chief Credit Officer and other Bank officers as deemed appropriate, and is subject to oversight by the Risk Committee of the Company's board of directors. The Company believes it maintains an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Of note, the Company’s mortgage finance business encounters seasonal demands for credit, surges and declines in consumer demand driven by changes in interest rates and month-end upticks of residential mortgage closings.
The credit standards for commercial borrowers are based on numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are analyzed based on current industry concentrations in the loan portfolio to prevent an unacceptable concentration of loans in any particular industry. The Company believes its credit standards are consistent with achieving its business objectives in the markets the business serves and are an important part of the Company’s risk mitigation strategy. The Company believes that it is differentiated from its competitors by its focus on and targeted marketing to its core customers and by its ability to tailor its products to the individual needs of its customers.
The Company generally extends variable rate loans in which the interest rate fluctuates with a specified reference rate and frequently provide for a minimum floor rate. The use of variable rate loans is designed to protect the Company from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Board of Governors of the Federal Reserve System (“Federal Reserve”) based on the Secured Overnight Financing Rate Data (“SOFR”) for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The Company has significant but declining exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after

June 30, 2023. The Company established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Based on the transition progress to date, the Company ceased originating LIBOR-based products and began originating alternative indexed products in December 2021. The Company will continue to transition all remaining LIBOR-based products to an alternative benchmark. The Company will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates, if necessary and as needed.
Treasury Solutions and Deposit Products
Texas Capital Bank offers treasury solutions and deposit products to meet its customers evolving needs. For Commercial customers, the Company offers a full suite of deposit solutions including checking, money market savings, and sweep accounts with competitive industry rates. Treasury products offered include state of the art payment and receivables solutions ranging from instant payments, wire, ACH, commercial card, merchant, and lockbox solutions underpinned by a commercial grade digital platform supporting a broad range of payment initiation, information reporting and liquidity management solutions.
The personal banking deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. Personal banking deposit customers have online and mobile access to fully manage their accounts leveraging features that include funds transfers, peer-to-peer payments, bill pay, wire transfer requests, remote check deposit and more.
Wealth Management and Trust
Texas Capital Bank Private Wealth Advisors (“PWA”) services include investment management, lending, depository products, financial planning, trust and estate services, as well as insurance services. The PWA professionals work with clients to define objectives, goals, and strategies. Investment managers work alongside the client to choose an individually tailored program that matches their financial goals and aspirations while managing their risk tolerance. PWA also offers all clients a financial plan which is used to ensure that they are on track to achieve their long term objectives. Throughout the relationship PWA also offers insurance solutions as well as trust and estate planning services that work towards a tax efficient transition of assets to family or charitable types of organizations.
Investment Banking
Texas Capital Securities (“TCS”) offers a full suite of investment banking products and services to clients. TCS professionals leverage their knowledge of industry dynamics, transaction structure and market conditions complemented by a network of investors, buyers, lenders and other capital sources, to assist clients in completing underwritten and privately placed offerings of debt, convertible and equity securities, buy-side and sell-side mergers and acquisitions and other transactions. Additionally, TCS offers services to manage interest rate, foreign exchange, and commodity risks, and enable market access by offering sales, trading and other institutional services
Human Capital
The Company’s goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. The Company is continually investing in its workforce to further emphasize diversity and inclusion and to foster its employees' growth and career development. Further, the Company is continually evaluating the resources available to employees to address work, life, financial and health-related matters, as the health, safety and well-being of employees and customers is of paramount importance.
As part of the Company’s commitment to address diversity, equity and inclusion (“DEI”), a DEI Council, co-chaired by the Chief Executive Officer and Chief Human Resources Officer, is made up of colleagues from departments across the organization that aims to steer DEI strategies and initiatives. The DEI Council is working to develop DEI goals and metrics that align to the Company’s business strategy.
The Company offers a comprehensive benefits program to its employees and designs compensation programs to attract, retain and motivate employees that align with Company performance. During 2022, the Company enhanced its performance management process, and implemented a more defined process for succession planning deeper into the organization.
The Company also continued enhancements to its training and development program during 2022, which included the creation of job profiles for roles across the Company with skills, knowledge, and abilities to empower employees to focus on targeted skill development and career ownership. Further, the Company launched a leadership model with business-critical competencies for focused coaching and development.

At December 31, 2022, the Company had 2,198 employees, nearly all of whom are full time and of which approximately 44% were female and 44% self-identify as ethnically diverse. Due to the Company’s significant Texas-based operations and branch-lite network, the majority of its employees are based in Texas.
None of the Company’s employees is represented by a collective bargaining agreement, and management considers relations with employees to be good.
Regulation and Supervision
General.    The Company is subject to extensive federal and state laws and regulations that impose specific requirements and provide regulatory oversight of virtually all aspects of its operations. These laws and regulations generally are intended for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Complying with the regulations discussed below did not have and is not expected to have a material effect on capital expenditures, earnings and competitive position. The Company does not have any environmental control facilities and did not spend any capital expenditures on such facilities during 2022.
The following discussion summarizes certain laws, regulations and policies to which the Company is subject. It does not address all applicable laws, regulations and policies that affect the Company currently or might affect it in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
TCBI’s activities are governed by the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to primary regulation, supervision and examination by the Federal Reserve pursuant to the BHCA. The Company files quarterly reports and other information with the Federal Reserve. As a public company, the Company also files reports with the U.S. Securities and Exchange Commission (“SEC”) and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to the Company’s securities, financial reporting and certain governance matters. Because TCBI’s securities are listed on the Nasdaq Global Select Market (“Nasdaq”), the Company is subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
The Bank is organized as a Texas state-chartered bank, and is subject to primary regulation, supervision and examination by the Texas Department of Banking and the FDIC. The Bank’s activities are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”) and by certain other federal and state agencies. The Bank files quarterly reports of condition and income with the FDIC, which provides insurance for certain of the Bank’s deposits.
The Bank has a wholly owned non-bank subsidiary, TCBI Securities, Inc. (“TCBI Securities”), doing business as Texas Capital Securities, that is a registered broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”). TCBI Securities is subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA, and state securities regulators.
Bank Holding Company Regulation.    The BHCA limits the Company’s business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. The Gramm-Leach-Bliley Act of 1999, as amended (the “GLB Act”), allows bank holding companies meeting certain management, capital and Community Reinvestment Act standards to elect to be treated as a financial holding company that may offer customers a more comprehensive array of financial products and services. The Company has elected to register with the Federal Reserve as a financial holding company. This authorizes it to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of the Bank or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting, providing investment and financial advice, leasing personal property and making merchant banking investments.
In order for the Company to undertake certain new activities permitted by the BHCA, the Company must be considered “well capitalized” (as defined below) and well managed, the Bank must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act, and must notify the Federal Reserve within 30 days of engaging in the new activity.
Under Federal Reserve regulations, which were codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), TCBI is expected to act as a source of financial and managerial strength to the Bank and commit resources to its support. Such support may be required even at times when a holding company may not be in a financial position, or otherwise inclined, to provide such resources. Additionally, TCBI could in certain circumstances be required to guarantee the capital restoration plan of the Bank if it became undercapitalized.
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
With certain limited exceptions, the BHCA and the Change in Bank Control Act of 1978, as amended (the “CIBC Act”), together with regulations promulgated thereunder, prohibit a person or company or a group of persons deemed to be an association or “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of the Company’s directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve.
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
Regulation of the Bank by the Texas Department of Banking and the FDIC. Pursuant to applicable Texas and federal law, Texas state-chartered banks are permitted to engage in any activity permissible for national banks, including non-banking activities that are permissible for national banks. In addition, Texas state-chartered banks may engage in financial activities or activities incidental or complementary to a financial activity with prior approval.
The Bank is subject to continuous regulation, supervision and examination by the Texas Department of Banking and the FDIC. The regulators monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, liquidity, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe and sound lending and deposit gathering practices. Among other things, the Bank is required by its regulators to maintain specified capital ratios, file quarterly reports of its financial condition and results of operations and to obtain an annual audit of its financial statements.
Regulation of the Bank by the CFPB. The CFPB has regulation, supervision and examination authority over the Bank with respect to substantially all federal statutes and regulations protecting the interests of consumers of financial services, including but not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Truth in Savings Act, the Right to Financial Privacy Act and the Electronic Funds Transfer Act and their respective related regulations. Penalties for violating these laws and regulations could subject the Bank to lawsuits and administrative penalties, including civil monetary penalties, payments to affected consumers and orders to halt or materially change the Bank’s consumer banking activities. The CFPB has broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings, and can refer civil and criminal findings to the Department of Justice for prosecution. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
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

In 2010, the Basel Committee released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for the Company on January 1, 2015, with certain transition provisions phasing in over a period that ended on January 1, 2019.
The Basel III Capital Rules, among other things, (i) establishes the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules also specify a capital measure for Tier 2 capital, which includes subordinated debt and a portion of the allowance for credit losses, in each case, subject to certain regulatory requirements. The Company’s preferred stock constitutes Additional Tier 1 capital and subordinated notes constitute Tier 2 capital.
The Basel III Capital Rules set the Tier 1 risk-based capital requirement and the total risk-based capital requirement to a minimum of 6.0% and 8.0%, respectively, each plus a 2.5% capital conservation buffer composed entirely of CET1, producing targeted ratios of 8.5% and 10.5%, respectively. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. The leverage ratio requirement under the Basel III Capital Rules, calculated as the ratio of Tier 1 capital to total assets, is 4.0%. The Company and the Bank must maintain CET1, Tier 1 and total capital ratios that are equal to or greater than 7.0%, 8.5% and 10.5%, respectively, and a leverage ratio equal to or greater than 5.0%.
The Company has met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since it commenced filing of the applicable reports with its federal banking regulators, and as of December 31, 2022 the Bank's CET1 ratio and total risk-based capital ratio were in excess of the amounts required for the Bank to be classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations, which is discussed in more detail below.
Because the Company had less than $15 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. As a non-advanced approaches banking organization, the Company has elected to exclude the effects of certain accumulated other comprehensive income (“AOCI”) items included in stockholders’ equity for the determination of regulatory capital and capital ratios under the Basel III Capital Rules.
In December 2017, the Basel Committee published the last version of the Basel III regulatory reforms, which are commonly referred to as “Basel IV.” The Basel IV standards revised, among other things the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to banking organizations that are subject to the advanced approaches framework. The impact of the Basel IV standards on the Company and the Bank will depend on the manner in which it is implemented by the federal banking regulators.
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under accounting principles generally accepted in the United States (“GAAP”). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted CECL on January 1, 2020 and elected to utilize the five-year transition option.
Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by the Bank. Regulators could also require the Company to make retroactive adjustments to financial statements to reflect such changes. A regulatory capital ratio or category may not constitute an accurate representation of a financial institution’s overall financial condition or prospects. The Company’s regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
In December 2020, the FDIC issued a final rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and generally reduces the scope of deposits that would be classified as brokered, which most directly affects banks rated as “adequately capitalized” or “undercapitalized”. The final rule became effective on April 1, 2021, with an extended compliance date of January 1, 2022. Compliance with the final rule did not have an impact to the Company’s classification of brokered deposits.
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
As of December 31, 2022, the Bank’s leverage ratio was in excess of the amount required for the Bank to be classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.
The risk-based and leverage capital ratios established by federal banking regulators are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they otherwise have received the highest regulatory ratings in their most recent examinations. Banking organizations not meeting these criteria are expected to operate with capital positions in excess of the minimum ratios. Regulators can, from time to time, change their policies or interpretations of banking practices to require changes in risk weights assigned to the Bank's assets or changes in the factors considered in order to evaluate capital adequacy, which may require the Bank to obtain additional capital to support existing asset levels or future growth or reduce asset balances in order to meet minimum acceptable capital ratios.
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
While the LCR and NSFR tests are not currently applicable to the Company or the Bank, other relevant measures of liquidity are monitored by management and are reported to the board of directors. Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase in liquid assets or in the necessary capital to support the assets held by the Bank. Regulators could also require the Company to make retroactive adjustments to financial statements and reported capital ratios to reflect such changes.
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the federal bank regulatory agencies, the Company was required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by federal bank regulatory agencies from the years 2016 to 2018. In response to this requirement, the Company developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis, the results of which were furnished to regulators. However, the Economic Growth, Regulatory Relief and Consumer Protection Act, enacted in 2018 (the “Regulatory Relief Act”) amended portions of the Dodd-Frank Act, requiring stress testing, among other things. Specifically, the Regulatory Relief Act terminated TCBI’s stress testing requirements, however, the Company created its own stress testing framework and continues to perform certain stress tests as a matter of good governance and risk management and has incorporated the economic models and information developed through the stress testing program into the Company’s risk management and business, capital and liquidity planning activities, which are subject to continuing regulatory oversight.
Privacy and Data Security.    The financial privacy provisions of the GLB Act generally prohibit financial institutions, including the Bank, from disclosing non-public personal financial information about customers to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure and have not elected to do so. The Bank is required to comply with state laws regarding consumer privacy if they are more protective than the GLB Act.
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
In March 2022, the SEC proposed amendments to its rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Specifically, the proposed amendments require current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. Additionally, the proposed rules would require registrants to provide updates about previously reported cybersecurity incidents in their periodic reports. Further, the proposed rules would require the cybersecurity disclosures to be presented in Inline eXtensible Business Reporting Language (“Inline XBRL”).
Privacy and data security areas are expected to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other jurisdictions in which customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which the Company’s customers are located and ongoing investments in its information systems and compliance capabilities.
Community Reinvestment Act.    The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned one of four ratings. The Bank is subject to examination by the FDIC. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank's strategic focus on serving commercial customers in regional and national markets from a limited number of branches makes it more challenging for it to satisfy CRA requirements as compared to banks of comparable size that focus on providing retail banking services in markets where they maintain a network of full-service branches.
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The FDIC did not finalize these revisions to its CRA rule. The OCC finalized its CRA rule in 2020, but rescinded it effective January 1, 2022 and replaced it with the OCC’s prior CRA rule. On May 5, 2022 the federal banking regulators issued a joint proposed rule that would substantially revise how an insured depository institution’s CRA performance is evaluated. If the proposed rule is finalized as proposed, it may become more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.
The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970, and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and other suspicious activity and to verify the identity of their customers and apply additional scrutiny to customers considered to present greater than normal risk. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, the Company has expended, and expects to continue to expend, significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing compliance with the Bank Secrecy Act on an ongoing basis.
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
Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Bank in the conduct of its business in order to ensure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.
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
The FDIA requires federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions that relate to, among other things: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; and (vi) compensation and benefits. Federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these requirements, which regulators use to identify and address problems at insured depository institutions before capital becomes impaired. If a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the bank may be required to submit an acceptable plan to achieve compliance and agree to specific deadlines for the submission to and review by the regulator of reports confirming progress in implementing the safety and soundness compliance plan. Failure to implement such a plan may result in an enforcement action against the bank.
Enforcement actions against the Company, the Bank and their respective officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers or other institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action regulations, the termination of deposit insurance (in the case of the Bank) and the appointment of a conservator or receiver for the Bank. Civil money penalties can be over $2 million for each day a violation continues.
Transactions with Affiliates and Insiders.    The Bank is subject to Section 23A of the Federal Reserve Act, as amended (the “FRA”) which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by the Bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances made by the Bank to third party borrowers that are collateralized by securities or obligations of the Bank’s affiliates. The Bank is also subject to Section 23B of the FRA, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.
The Company is subject to restrictions on extensions of credit to insiders (namely executive officers, directors, and 10% stockholders) and their related interests. These restrictions are contained in the FRA and Federal Reserve Regulation O and apply to all insured depository institutions as well as their subsidiaries and holding companies. These restrictions include limits on loans to any individual insider and such insider's related interests and certain conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution’s total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Additional restrictions on transactions with affiliates and insiders are discussed in the Dodd-Frank Act section below.
Restrictions on Payment of Dividends by the Bank.    The sole source of funding of TCBI’s financial obligations has consisted of proceeds of capital markets transactions and cash payments from the Bank for debt service and dividend payments with respect to the preferred stock issued to the Company by the Bank. TCBI may seek reliance upon receipt of dividends paid by the Bank to meet its financial obligations. The Bank is subject to federal banking law requirements concerning the payment of dividends, including, under the FDICIA, the Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized.
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to ensure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, as required by the Dodd-Frank Act, the Federal Reserve, the FDIC and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented.
Deposit Insurance.    The Bank’s deposits are insured through the DIF, which is administered by the FDIC, up to limits established by applicable law, currently $250,000 per depositor. The FDIC determines quarterly deposit insurance assessments consisting of a percentage of an assessment base equal to the Bank’s average consolidated total assets less average tangible equity capital and the assignment of one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.
For 2022, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of the Bank ranged from 1.5 to 40 basis points. As a “large” institution for purposes of determining FDIC insurance assessments, the Bank was until December 31, 2018, subject to additional surcharges to rebuild the DIF to a reserve ratio (DIF balance divided by total insured deposits) equal to 1.35%.
The Dodd-Frank Act.    In 2010, the Dodd-Frank Act became law and has had a broad impact on the financial services industry, imposing significant regulatory and compliance changes. The following discussion provides a brief summary of certain provisions of the Dodd-Frank Act that may have an effect on the Company.
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
The Dodd-Frank Act increases the risk of “secondary actor liability” for lenders that provide financing or other services to customers offering financial products or services to consumers, as the Bank does in its mortgage finance and lender finance lines of business. The Dodd-Frank Act can impose liability on a service provider for knowingly or recklessly providing substantial assistance to a customer found to have engaged in unfair, deceptive or abusive practices that injure a consumer. This exposure contributes to increased compliance and other costs in connection with the administration of credit extended to entities engaged in providing financial products and services to consumers.
The Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of its business practices, impose more stringent compliance requirements, capital, liquidity and leverage requirements or otherwise adversely affect the business. These developments may also require the Company to invest significant management attention and resources to evaluate and make changes to the business as necessary to comply with new and changing statutory and regulatory requirements, including interpretations thereto.
The Volcker Rule.    The Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and from investing in and sponsoring certain hedge funds and private equity funds. The Volcker Rule has not had a material effect on the Company’s operations because it does not engage in the businesses prohibited by the Volcker Rule. Unanticipated effects of the Volcker Rule’s provisions or future interpretations may have an adverse effect on business or services provided to the Bank by other financial institutions.
Future Legislation and Regulation. Laws, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to the Company and its subsidiaries may affect the business, financial condition and results of operations in adverse and unpredictable ways and increase reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.
Available Information
Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
The Company makes available, free of charge through its website, reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a code of business conduct that applies to the principal executive officer, principal financial officer and principal accounting officer. The address for the website is www.texascapitalbank.com. Any amendments to, or waivers from, the code of business conduct applicable to the Company’s executive officers will be posted on the website within four days of such amendment or waiver. The Company will provide a printed copy of any of the aforementioned documents to any requesting stockholder of the Company.

ITEM 1A.     RISK FACTORS
The Company is subject to risk. The following discussion, along with management’s discussion and analysis and the financial statements and footnotes, sets forth the most significant risks and uncertainties that management believes could adversely affect the business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on the business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that the Company faces. The occurrence of the described risks could cause results to differ materially from those described in its forward-looking statements included elsewhere in this report or in other filings with the SEC, and could have a material adverse impact on the business, financial condition or results of operations.
Summary of Risk Factors
The following is a summary of the most significant risks and uncertainties that management believes could adversely affect the business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in this “Risk Factors” section and the other information contained in this report before investing in the Company’s securities.
Credit Risks
•The Company must effectively manage its credit risks.
•A significant portion of the Company’s assets consists of commercial loans, which involve a high degree of credit risk.
•The Company is subject to risks arising from conditions in the real estate market, as a significant portion of its loans are secured by commercial and residential real estate.
•Future profitability depends, to a significant extent, upon commercial business customers.
•The Company’s business is concentrated in Texas and energy industry exposure could adversely affect its performance.
•The Company must effectively manage its counterparty risk.
•The Company must maintain an appropriate allowance for credit losses.
•Changes in accounting standards could materially affect how the Company reports its financial results.
Liquidity Risks
•The Company must effectively manage its liquidity risk.
•The Company’s growth plans are dependent on the availability of capital and funding.
•The Company is dependent on funds obtained from borrowing or capital transactions or from the Bank to fund its obligations.
Market Risks
•The Company must effectively manage its interest rate risks.
•The Company must effectively manage market risk associated primarily with its sales and trading activities.
•The Company may be adversely affected by the transition away from LIBOR for its variable rate loans, derivative contracts and other financial assets and liabilities.
Strategic Risks
•The Company must be effective in developing and executing new lines of business and new products and services while managing associated risks.
•The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers.
•The Company must effectively execute its business strategy in order to continue asset and earnings growth.
Operational Risks
•The Company, its vendors and customers must effectively manage information systems and cyber risk and threats which may result in disruptions, failures or breaches in security.
•The Company’s operations rely extensively on a broad range of external vendors.
•The Company must continue to attract, retain and develop key personnel.
•The Company’s accounting estimates and risk management processes rely on management judgment, which may prove inadequate, wrong or be adversely impacted by inaccurate or mistakes in assumptions or models.
•The risk management strategies and processes may not be effective; the Company’s controls and procedures may fail or be circumvented.
•The business is susceptible to fraud.

Legal, Regulatory and Compliance Risks
•The Company is subject to extensive government regulation and supervision and interpretations thereof.
•The Company must maintain adequate regulatory capital to support its business objectives and strategy.
•The Company is subject to claims and litigation in the ordinary course of business, including claims that may not be covered by insurance.
Other Risks Affecting the Business
•The business faces unpredictable economic and business conditions.
•The COVID-19 pandemic continues to affect the Company and its customers, employees and third-party service providers.
•The soundness of other financial institutions could adversely affect the business.
•The impact of the Tax Cuts and Jobs Act (the “Tax Act”) on the Company and its customers contributes to uncertainty and risk related to customers’ future demand for credit and its future results.
•The Company is subject to environmental liability risk associated with lending activities.
•Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business.
•Climate change and related legislative and regulatory initiatives including interpretations thereof have the potential to disrupt the business and result in operational changes and expenditures that could significantly impact the business and the operations and creditworthiness of the Company’s clients.
•Negative public opinion could damage the Company’s reputation and adversely affect earnings.
Risks Relating to Securities
•The Company’s stock price can be volatile.
•The trading volume in the Company’s common stock is less than that of other larger financial services companies.
•The Company’s preferred stock is thinly traded.
•An investment in the Company’s securities is not an insured deposit.
•The holders of the Company’s indebtedness and preferred stock have rights that are senior to those of its common stockholders.
•The Company does not currently pay dividends on its common stock.
•Federal legislation and regulations impose restrictions on the ownership of the Company’s common stock.
•Anti-takeover provisions of the Company’s certificate of incorporation, bylaws and Delaware law may make it more difficult for holders to receive a change in control premium.
•The Bank is subject to regulatory and contractual limitations on the payment of its subordinated notes.
Risk Factors Associated with the Business
Credit Risks
The Company must effectively manage its credit risks.    The risk of non-payment of loans is inherent in commercial banking, which may result from many factors, including:
•Adverse changes in local, U.S. and global economic and industry conditions;
•Business and market disruptions as a result of the COVID-19 pandemic, future pandemics and governmental restrictions imposed in response to the pandemic;
•Declines in the value of collateral, including asset values that are directly or indirectly related to external factors such as commodity prices, real estate values, interest rates or geopolitical risks;
•Concentrations of credit associated with specific loan categories, industries or collateral types; and
•Exposures to individual borrowers and to groups of entities that may be affiliated on some basis that individually and/or collectively represent a larger percentage of the Company’s total loans or capital than might be considered common at other banks of similar size.
The Company relies heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and the Company does not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although the Company attempts to manage its credit risk by carefully monitoring the concentration of its loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of lending, the Company cannot assure that its approval and monitoring procedures will reduce these lending risks. The Company’s significant number of large credit relationships (above $20 million) could exacerbate credit problems precipitated by a regional or national economic downturn. Competitive pressures could erode underwriting standards, leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If the Company’s credit portfolio management routines, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, the Company may incur increased losses that could adversely affect its financial results and lead to increased regulatory scrutiny, restrictions on its lending activity or financial penalties.
A significant portion of the Company’s assets consists of commercial loans, which involve a high degree of credit risk. The Company generally invests a greater proportion of its assets in commercial loans to business customers than other banking institutions of its size, and its business plan calls for continued efforts to increase its assets invested in these loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of the Company’s commercial loan customers, the dependence of borrowers and counterparties on operating cash flow to service debt and the Company’s reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in its portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on results of operations and financial condition.
The Company is subject to risks arising from conditions in the real estate market, as a significant portion of its loans are secured by commercial and residential real estate. The Company’s real estate lending activities and its exposure to fluctuations in real estate collateral values are significant and may increase as its assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for loans declines materially, a significant part of the loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on the values of real estate pledged as collateral for loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries and may impact the value of real estate in areas where such industries are concentrated.
Future profitability depends, to a significant extent, upon commercial business customers. The Company’s future profitability depends, to a significant extent, upon revenue it receives from commercial business customers, and their ability to continue to meet their loan obligations. Adverse economic conditions or other factors affecting this market segment, and the Company’s failure to timely identify and react to unexpected economic downturns, may have a greater adverse effect than other financial institutions that have a more diversified customer base. Additionally, the Company’s inability to grow its commercial business customer base in a highly competitive market could affect its future growth and profitability.
The Company’s business is concentrated in Texas and energy industry exposure could adversely affect its performance. Although more than 50% of the Company’s loan exposure is outside of Texas and more than 50% of its deposits are sourced outside of Texas, the Texas concentration remains significant compared to peer banks. A majority of the loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, the Company’s financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. While the Texas economy is more diversified than it was in the 1980s, the energy sector continues to play an important role. Furthermore, energy production and related industries represent a significant part of the economies in some of the primary markets in which the Company operates. The Company’s portfolio of energy loans consists primarily of producing reserve-based loans to exploration and production companies, with a smaller portion of loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses are significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. There is no assurance that the Company will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas, nationally or abroad.
The Company must effectively manage its counterparty risk. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other financial market participants. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be increased when the collateral securing its loans cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of its credit or derivative exposure. Any such losses could have a material adverse effect on the business, financial condition, results of operations or profitability.

The Company must maintain an appropriate allowance for credit losses. Management’s experience in the banking industry indicates that some portion of the Company’s loans will become delinquent, and some may only be partially repaid or may never be repaid at all. The Company maintains an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current and future economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged off, from the allowance. Management’s methodology for establishing the appropriateness of the allowance for credit losses on loans depends on subjective application of risk grades as indicators of each borrower’s ability to repay specific loans, together with an assessment of how actual or projected changes in competitor underwriting practices, competition for borrowers and depositors and other conditions in markets are likely to impact improvement or deterioration in the collectability of loans as compared to historical experience.
The Company’s business model makes it more vulnerable to changes in underlying business credit quality than other entities with which the Company competes. The Company has a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in the market and individual loans are generally larger as a percentage of the Company’s total earning assets than other banks. The Company has substantially increased its liquidity in recent years, and these funds have primarily been invested in low-yielding deposits with federal agencies and other financial institutions. And, the Company has had a substantially smaller portion of its assets consist of securities and other earning asset categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing the potential for credit losses to be more severe than other banks. During 2021, these balances have remained elevated, although they have begun to run off as the Company has purchased investment securities and proactively exited certain high-cost indexed deposit products; however, the most significant portion of earning assets still remains in loans. The failure to maintain above-peer credit quality metrics would have a material adverse impact on growth and profitability. Historically, the Company has sought to take action prior to economic downturns by slowing growth rates and decreasing the risk level of its assets by, among other things, allowing runoff of loans that the Company believes may not perform well during a weakening or declining economic environment.
If management’s assessment of inherent risk and losses in the loan portfolio is inaccurate, or geopolitical, economic and market conditions or borrowers' financial performance experience material unanticipated changes, including as a result of the COVID-19 pandemic and other pandemics, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease the Company’s earnings or profitability. Federal regulators periodically review the Company’s allowance for credit losses and, based on their judgments or interpretations, which may be different than management’s, may require the Company to change classifications or grades of loans, increase the allowance for credit losses or recognize further loan charge-offs. Any increase in the allowance for credit losses or in the amount of loan charge-offs required by the Company’s methodology or regulatory agencies could have a negative effect on results of operations and financial condition.
Changes in accounting standards could materially affect how the Company reports its financial results. The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company’s external financial statements from time to time. The impact of these changes or the application thereof on the Company’s financial condition and operations can be difficult to predict.
For example, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) on January 1, 2020 which replaced the incurred loss methodology for determining the provision for credit losses and allowance for credit losses with the CECL model. Implementation of CECL requires that management determines periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked. The adoption of CECL resulted in an increase to the allowance for credit losses by $9.1 million. The impact of CECL in future periods will be significantly influenced by the composition, characteristics and quality of the loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, the Company may be required to increase or decrease the allowance for credit losses, decreasing or increasing reported income, and introducing additional volatility into reported earnings.
Liquidity Risks
The company must effectively manage its liquidity risk. The Company requires liquidity in the form of available funds to meet deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities including unexpected demands for cash payments. While neither the Company nor the Bank is subject to Basel III liquidity regulations, the adequacy of its liquidity is a matter of regulatory interest given the significant portion of the balance sheet represented by loans as opposed to securities and other more marketable investments. The Company’s principal source of funding consists of customer deposits, supplemented by its short-term and long-term borrowings, including federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and the government sponsored entities (“GSEs”) to support the liquidity of its residential mortgage assets. A substantial majority of the Company’s liabilities consist of demand, savings, checking and money market deposits, which are payable on demand or upon relatively short notice. By comparison, a substantial portion of the assets are loans, most of which, excluding mortgage finance loans, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on the Company’s liquidity. The Company actively manages its available sources of funds to meet expected or anticipated needs under normal and financially stressed conditions, but there is no assurance that the Company will be able to make new loans, meet ongoing funding commitments to borrowers, or replace maturing deposits and advances as necessary under all possible circumstances. The Company’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in the markets or negative perceptions of the Company, including credit ratings.
The Company sources a significant volume of its non-interest bearing deposits from financial services companies, mortgage finance customers and other commercial sources, resulting in a larger percentage of large deposits and a smaller number of sources of deposits than would be typical of other banks in competing markets, creating concentrations of deposits that carry a greater risk of unexpected material withdrawals. In recent periods, over half of total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor the Company’s financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting the Company or its businesses. Significant deterioration in the Company’s credit quality or a downgrade in its credit or other ratings could affect funding sources such as financial institutions and broker dealers. In response to this risk, the Company has increased its liquidity and developed techniques for monitoring and planning for changes in liquidity and capital, but there is no assurance that the Company will maintain or have access to sufficient funding and capital to fully mitigate its liquidity risk.
One potential source of liquidity for the Company are “brokered deposits” arranged by brokers acting as intermediaries, typically larger money-center financial institutions. The Company receives these deposits from certain of its customers in connection with its delivery of other financial services to them or their customers. The deposits are subject to regulatory classification as “brokered deposits” even though the Company considers these to be relationship deposits and they are not subject to the typical risks or market pricing associated with conventional brokered deposits.
If the Bank does not maintain regulatory capital above the level required to be well capitalized the Bank would be required to obtain FDIC consent for it to continue to accept, renew or roll over most deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. The Bank could also be required to suspend or eliminate deposit gathering from any source classified as brokered deposits. The FDIC can change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in balances of relationship brokered deposits could have a material adverse effect on the Bank’s and the Company’s financial condition, results of operations or profitability. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of liquidity.
The Company’s growth plans are dependent on the availability of capital and funding. The Company’s historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond its control. Adverse changes in its operating performance or financial condition could make raising additional capital difficult or more expensive or limit access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from a Federal Reserve Bank (“FRB”) or the FHLB. Unexpected changes in requirements for capital resulting from regulatory actions could require the Company to raise capital at a time, and at a price, that might be unfavorable, or could require that the Company forego continuing growth or reduce its then current loan portfolio. The Company cannot offer assurance that capital and funding will be available to it in the future, in needed amounts, upon acceptable terms or at all. The Company’s efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on its then or current stockholders. Factors that could adversely affect the Company’s ability to raise additional capital or necessary funding include conditions in the capital markets, its financial performance, its credit ratings, regulatory actions and general economic conditions. Increases in cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on the Company’s operating performance and its ability to achieve its growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.
The Company’s mortgage finance business has experienced, and will likely continue to experience, highly variable usage of the Company’s funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in the Company and the

Bank having capital ratios that are below internally targeted levels or even levels that could cause the Bank to not be well capitalized and could affect liquidity levels. At the same time, managing this risk by declining to respond fully to the needs of customers could severely impact the business. The Company has historically responded to these variable funding demands by, among other things, increasing the extent of participations sold in its mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the FHLB. Its mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefited liquidity and net interest margin. In response to competitive pressures, the Company sometimes finds it necessary to pay interest on some of these accounts, as regulations allow or require and this trend may continue, which can affect its ability to reduce its costs of funds. Individual escrow account balances also experience significant variability monthly as principal and interest payments, including ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of its mortgage interests of approximately 20 days will allow the Company, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated capital and funding requirements, any such action might significantly damage the business and important mortgage finance relationships.
The Company is dependent on funds obtained from borrowing or capital transactions or from the Bank to fund its obligations. The Company is a financial holding company engaged in the business of managing, controlling and operating the Bank. The Company conducts no material business or other activity at the parent company level other than activities incidental to holding equity and debt investments in the Bank. As a result, the Company relies on the proceeds of capital transactions, borrowings under its revolving line of credit, payments of interest and principal on loans made to the Bank and dividends on preferred stock issued by the Bank to pay its operating expenses, to satisfy its obligations to debtholders and to pay dividends on its preferred stock. The profitability of the Bank is subject to fluctuation based upon, among other things, the cost and availability of funds, changes in interest rates and economic conditions in general. The Bank’s ability to pay dividends to the Company is subject to regulatory limitations that can, under certain adverse circumstances, prohibit the payment of dividends to it. The Company’s right to participate in any distribution from the liquidation or sale of the Bank’s assets is subject to the prior claims of the Bank’s creditors.
If the Company is unable to access funds from capital transactions, borrowing under its revolving line of credit or dividends or interest on loan payments from the Bank, the Company may be unable to satisfy its obligations to creditors or debtholders or pay dividends on its preferred stock. Changes in the Bank’s operating results or capital requirements could require the Company to convert subordinated notes or preferred stock of its Bank held by the Company into common equity, reducing cash flow available to meet its obligations.
Market Risks
The Company must effectively manage its interest rate risk. The Company’s profitability is dependent to a large extent on its net interest income, which is the difference between the interest income paid on its loans and investments and the interest the Company pays to third parties such as its depositors, lenders and debtholders. Changes in interest rates can impact profits and the fair values of certain assets and liabilities. Models that the Company uses to forecast and plan for the impact of rising and falling interest rates may be incorrect or fail to consider the impact of competition and other conditions affecting loans and deposits.
Periods of unusually low or volatile interest rates have a material effect on the Company’s earnings. During the first quarter of 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. During 2022, the Federal Reserve began to increase this rate and at the most recent meeting, the Federal Reserve voted to increase rates 25 basis points to a range between 4.50% and 4.75%.
Increases in interest rates and economic conditions affecting consumer demand for housing can have a material impact on the volume of mortgage originations and refinancings, adversely affecting the profitability of the mortgage finance business. Interest rate risk can also result from mismatches between the dollar amounts of repricing or maturing assets and liabilities and from mismatches in the timing and rates at which the assets and liabilities reprice. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that the Company will be able to avoid material adverse effects on net interest margin in all market conditions.
Rising interest rates in prior periods have increased interest expense, with a commensurate positive effect on net interest income, but may not be expected to do so in future periods. In a rising rate environment, competition for cost-effective deposits increases, making it more costly for the Company to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates.
The company must effectively manage market risk associated primarily with sales and trading activities. In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customer transactions. The Company has typically minimized the market and liquidity risks of customer-related positions with similar offsetting positions with broker-dealers.
The Company uses VaR as a primary risk measure to aggregate, monitor and limit risks at the portfolio level across all trading activities. VaR is calculated based on one year historical moves in key market risk factors relevant to the portfolio and it estimates potential loss on current portfolio at 95th percentile confidence interval.
The Company may be adversely affected by the transition away from LIBOR for its variable rate loans, derivative contracts and other financial assets and liabilities. The business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. The Company has significant but declining exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after June 30, 2023.
The Company established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Based on the transition progress to date, the Company ceased originating LIBOR-based products and began originating alternative indexed products in December 2021. Over the next 6 months, the Company will continue to transition all remaining LIBOR-based products to an alternative benchmark. The Company will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR including monitoring new developments for transitioning to alternative reference rates, if necessary and as needed. Any successor or replacement interest rates to LIBOR may perform differently, which may affect net interest income, change market risk profile and require changes to risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact the Company’s or the Bank’s reputation or lead to regulatory action.
Strategic Risks
The Company must be effective in developing and executing new lines of business and new products and services while managing associated risks. The Company’s business strategy requires that it develop and grow new lines of business and offer new products and services within existing lines of business in order to ensure future client acquisition and retention of existing clients and realize strategic priorities for both loans and deposits. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that the Company invests significant time and resources before new sources of revenues, funding and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible, or their realization may be delayed. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of the Company’s system of internal controls and risk management strategies. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond the Company’s control. Regulators could determine that the Company’s or the Bank’s risk management practices are not adequate or the Company’s or the Bank’s capital levels are not sufficiently in excess of well capitalized levels and take action to restrain growth. Failure to successfully manage these risks, generally and to the satisfaction of regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on the business, results of operations and financial condition.
The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers. Competition among providers of financial services in markets, in Texas, regionally and nationally, is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than the Company does and are able to offer a broader range of products and services than the Company can, including systems and services that could more effectively protect customers from cyber threats. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. The Company is increasingly faced with competition in many of its products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in any of the lines of business could cause the Company to lose market share, slow or reverse growth rate or suffer adverse effects on financial condition, results of operations or profitability. See the discussion above at Business – Competition for additional discussion of the Company’s competition.
The Company must effectively execute its business strategy in order to continue asset and earnings growth. The Company’s core strategy is to develop its business principally through organic growth by offering a differentiated banking experience to companies in high-value business segments. Its prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies. In order to execute the Company’s business strategy successfully, the Company must, among other things:
•continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;
•develop new products and services and execute the full range of products and services more efficiently and effectively;
•attract and retain qualified front-line personnel in each of the targeted market segments to build customer base;
•respond to market opportunities promptly and nimbly while balancing the demands of risk management and compliance with regulatory requirements;
•expand loan portfolio in an intensely competitive environment while maintaining credit quality;
•attract sufficient deposits and capital to fund expected and anticipated loan growth and satisfy regulatory requirements;
•compete effectively for investment banking and broker-dealer customers;
•control expenses; and
•acquire and maintain sufficient qualified staffing and information technology and operational resources to support growth and compliance with regulatory requirements.
Failure to effectively execute the business strategy could have a material adverse effect on the business, future prospects, financial condition, results of operations or profitability.
Operational Risks
The Company, its vendors and customers must effectively manage information systems and cyber risk and threats which may result in disruptions, failures or breaches in security. The company, its vendors and customers all rely heavily on communications and information systems to conduct their respective businesses, store sensitive data and work effectively together. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s ability to compete successfully depends in part upon its ability to use technology to provide products and services that will satisfy customer demands. Many of the Company’s larger competitors invest substantially greater resources in technological capabilities than the Company does. The Company may not be able to effectively protect, develop and manage mission critical systems and IT infrastructure to support strategic business initiatives, which could impair its ability to achieve financial, operational, compliance and strategic objectives and negatively affect the business, results of operations, financial condition or profitability.
Communications and information systems and those of the Company’s vendors and customers remain vulnerable to unexpected disruptions, failures and cyber-attacks. Any disruptions, failures or breaches in security of these systems could result in significant disruption to the Company’s operations. Information security breaches and cyber-security-related incidents include, but are not limited to, attempts to access information, theft of information or credentials, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. The risk, frequency and intensity of such attacks is escalating, including as a result of remote working arrangements implemented in response to the COVID-19 pandemic or other public health or societal crises, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication of these threats. Material failures or interruptions of these systems could impair the Company’s ability to serve customers and to operate the business and could damage the Company’s reputation, result in a loss of business, subject the Company or the Bank to additional regulatory scrutiny or enforcement or exposure to civil litigation, criminal penalties or financial liability. While the Company has developed extensive recovery plans, the Company cannot assure that those plans will be effective to prevent adverse effects resulting from system failures.

The use of the Company’s cloud technologies are also critical to the operation of systems, and its reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to the businesses and may hinder clients’ access to products and services.
The Company collects and stores sensitive data, including personally identifiable information of its customers and employees and in the ordinary course of business must allow certain vendors access to that data. Breaches of the systems or vendors' or customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond or remediate losses if the Company or its vendors are at fault, damage to the Company’s customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are rapidly and constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for a period of time or at all. Accordingly, the Company may be unable to anticipate or be prepared for these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for the Company to entirely mitigate this risk.
Breaches can be perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. The Company’s customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to the Company’s information systems, the information systems of merchants or third-party service providers and/or customers' computers. Although the Company, with the help of third-party service providers, will continue to implement information security technology solutions and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. The Company advises, or alerts and provides some guidance to customers and evaluates and imposes security requirements on vendors regarding protection of their respective information systems, but there is no assurance that these actions will have the intended positive effects or will be effective to prevent losses or attacks. Successful cyber-attacks on the Company, vendors or customers may affect the Company’s reputation, and failure to meet customer expectations could have a material impact on the Company’s ability to attract and retain deposits as a primary source of funding.
A security breach or other significant disruption of information systems or those related to customers, merchants and third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of networks and systems and therefore the operations and/or those of certain customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting the Company to additional regulatory scrutiny and exposure to civil litigation, criminal penalties, governmental fines or financial liability; (iv) require significant management attention and resources to respond, remediate or remedy the damages that result; or (v) harm the reputation or cause a decrease in the number of customers that choose to do business with the Company. The occurrence of any of the foregoing could have a material adverse effect on the business, financial condition, results of operations or profitability.
The Company’s operations rely extensively on a broad range of external vendors. The Company relies on a large number of vendors to provide products and services necessary to maintain the day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security. This reliance exposes the Company to the risk that these vendors will not perform as required by agreements including risks resulting from disruptions in communications with vendors, cyber-attacks and security breaches at vendors, failure of a vendor to provide services for other reasons and poor performance of services. An external vendor’s failure to perform in any of these areas could be disruptive to the business and operations, which could have a material adverse impact on the business, financial condition, results of operations or profitability, including causing reputational damage. External vendors who must have access to the Company’s information systems in order to provide their services have been identified as significant sources of information technology security risk and are monitored. While the Company has implemented an active program of oversight to address this risk, there can be no assurance that the Company will not experience material security breaches associated with vendors or other third parties.
The Company must continue to attract, retain and develop key personnel. The Company’s success depends to a significant extent upon its ability to attract, develop and retain experienced personnel in each of its lines of business and markets including managers in operational areas, compliance and other support areas to build and maintain the infrastructure and controls required to support continuing growth. Competition for the best people in the industry can be intense, and there is no assurance that the Company will continue to attract or retain talent or develop personnel. Factors that affect its ability to attract, develop and retain key employees include compensation and benefits programs, profitability, ability to establish appropriate succession plans for key talent, reputation for rewarding and promoting qualified employees and market competition for employees with certain skills, including information systems development and security. The cost of employee compensation is a significant portion of operating expenses and can materially impact results of operations or profitability, especially during periods of wage inflation. The unanticipated loss of the services of key personnel could have an adverse effect on the business.

The Company’s accounting estimates and risk management processes rely on management judgment, which may prove inadequate, wrong or be adversely impacted by inaccurate or mistakes in assumptions or models. The processes the Company’s uses to estimate expected credit losses for purposes of establishing the allowance for credit losses and to measure the fair value of financial instruments, certain liquidity and capital planning tools, including the processes the Company uses to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, all depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Additionally, CECL requires the application of greater management judgment that is supported by new models and more data elements, including macroeconomic forecasts, than the previous allowance standard. The company’s adoption of the CECL model has increased the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact the financial condition, results of operations or profitability of the Company.
The risk management strategies and processes may not be effective; the Company’s controls and procedures may fail or be circumvented. The company continues to invest in the development of risk management techniques, strategies, assessment methods and related controls and monitoring approaches on an ongoing basis. However, these risk management strategies and processes may not be fully effective in mitigating the risk exposure in all economic market environments or against all types of risk. Any failures in risk management strategies and processes to accurately identify, quantify and monitor risk exposure could limit the ability to effectively manage risks. Management regularly reviews and updates internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and management judgment and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the business, financial condition, results of operations or profitability.
The business is susceptible to fraud. The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses.
Legal, Regulatory and Compliance Risks
The Company is subject to extensive government regulation and supervision and interpretations thereof. The Company, as a bank holding company and financial holding company, and the Bank, as a Texas state-chartered bank, are subject to extensive federal and state regulation and supervision and the potential for regulatory enforcement actions, that impact the business on a daily basis. TCBI Securities, Inc., the Bank’s wholly owned non-bank subsidiary, is also subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA and state securities regulators. See the discussion above at Business - Regulation and Supervision. These regulations affect lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of customers.
The level of regulatory scrutiny that the Company and the Bank are subject to may fluctuate over time, based on numerous factors. In addition, Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company and the Bank in substantial and unpredictable ways. Material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act, Basel III Capital Rules, European Union's General Data Protection Regulations and California Consumer Privacy Act result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products the Company may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom the Company competes.
The Company is subject to a continuous program and routine of examinations by regulators concerning, among other things, lending practices, reserve methodology, compliance with changing regulations and interpretations, BSA/AMLA compliance, interest rate management, liquidity, capital and operational risk, enterprise risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on the business. The Company devotes a significant amount of management time and expense to enhancing the infrastructure to support its compliance obligations, which can pose significant regulatory enforcement, financial and reputational risks if not appropriately addressed.
The Regulatory Relief Act passed on May 22, 2018, has provided a limited degree of regulatory relief for institutions of the Company’s size. Uncertainty regarding how regulators will evaluate or require capital and liquidity planning going forward remains a risk. The Company continues to increase its capital and liquidity and expand regulatory compliance staffing and systems in order to address continuing regulatory requirements. There is no assurance that financial performance in future years will not be similarly burdened.
The Company expends substantial effort and incurs costs to maintain and improve its systems, controls, accounting, operations, information security, compliance, audit effectiveness, analytical capabilities, staffing and training in order to satisfy regulatory requirements or recommendations. The Company cannot offer assurance that these efforts will be accepted by regulators as satisfying the applicable legal and regulatory requirements. Failure to comply with relevant laws, regulations, recommendations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
The Company must maintain adequate regulatory capital to support its business objectives and strategy. Under regulatory capital adequacy guidelines and other regulatory requirements, the Company must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if the Company’s and the Bank's reported capital exceeds the “well capitalized” requirements. The Company’s ability to maintain its status as a financial holding company and to continue to operate the Bank as it has in recent periods is dependent upon a number of factors, including the Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon the Company qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.
Failure to meet regulatory capital standards could have a material adverse effect on the business, including damaging the confidence of customers, adversely impacting the Company’s and the Bank’s reputation and competitive position and retention of key personnel. Any of these developments could limit access to:
•brokered deposits;
•FRB discount window;
•advances from the FHLB;
•capital markets transactions; and
•development of new financial services.
Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Company or the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on banking activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and regulators. The Company cannot predict the final form, or the effects, of these regulations on the business, but among the possible effects are requirements that the Company slow the rate of growth or obtain additional capital which could reduce earnings or dilute existing stockholders.
The Company is subject to claims and litigation in the ordinary course of its business, including claims that may not be covered by insurance. Customers and other parties the Company engages with may, on a regular basis, assert claims and take legal action against the Company and the Company regularly takes legal action to collect unpaid borrowers’ obligations, realize on collateral and assert rights in commercial and other contexts. These actions frequently result in counter claims against the Company. Litigation arises in a variety of contexts, including lending activities, employment practices, commercial agreements, fiduciary responsibility related to wealth management services, intellectual property rights and other general business and banking matters.
Claims and legal actions may result in significant legal costs to defend or assert rights and may result in reputational damage that adversely affects existing and future customer relationships. If claims and legal actions are not resolved in a favorable manner, the Company may suffer significant financial liability or adverse effects on its reputation, which could have a material adverse effect on the business, financial condition, results of operations or profitability. See Legal Proceedings below for additional disclosures regarding legal proceedings.

The Company purchases insurance coverage to mitigate a wide range of risks. There is no assurance that insurance will be adequate to protect the Company against material losses in excess of coverage limits or that insurers will perform their obligations under policies without attempting to limit or exclude coverage. The Company could be required to pursue legal actions against insurers to obtain payment of amounts owed, and there is no assurance that such actions, if pursued, would be successful.
Other Risks Affecting The Business
The business faces unpredictable economic and business conditions. The business is directly impacted by general economic and business conditions in Texas, the United States and internationally. The credit quality of the loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which the Company and its customers conduct their respective businesses. The Company’s financial condition can be affected by other factors that are beyond its control, including:
•geopolitical, national, regional and local economic conditions;
•the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries;
•the performance of both domestic and international equity and debt markets and valuation of securities traded on recognized domestic and international exchanges;
•general economic consequences of international conditions, such as weakness in European and South American sovereign debt and currencies and the U.K.'s referendum to exit from the European Union, and the impact of those conditions on the U.S. and global economies;
•legislative and regulatory changes impacting the banking industry;
•the financial health of customers and economic conditions affecting them and the value of collateral, including effects from the COVID-19 pandemic and other pandemics and the continued price volatility of oil and gas and other commodities;
•the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting the Company, its customers and third parties;
•structural changes in the markets for origination, sale and servicing of residential mortgages;
•changes in governmental economic and regulatory policies, including the extent and timing of intervention in credit markets by the Federal Reserve or withdrawal from that intervention, generally including changes attributable to presidential and congressional elections;
•acts or threats of war;
•changes in the availability of liquidity at a systemic level; and
•material inflation or deflation.
Substantial deterioration in any of the foregoing conditions can have a material adverse effect on prospects and results of operations and financial condition. Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for products and services. Recently, inflation has been at a higher level than experienced in many decades, which has increased costs and impacted operations for the Company and many of its customers. There is no assurance that the Company will be able to return to historical rate of growth or profitability. The Company's customer base is primarily commercial in nature, and the Company does not have a significant retail branch network or retail consumer deposit base. In periods of economic downturn, business and commercial deposits may be more volatile than traditional retail consumer deposits. As a result, the financial condition and results of operations could be adversely affected to a greater degree by these uncertainties than competitors having a larger retail customer base. Additionally, the Company’s investment banking revenue is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which can be expected to reduce the Company’s investment banking revenues and prospects for new business.
The COVID-19 pandemic continues to affect the Company and its customers, employees and third-party service providers, and while the adverse impacts on its business, financial position, operations and prospects have dissipated, they have not been completely eliminated. During 2020, as a result of the uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic, business and consumer customers of the Company experienced varying degrees of financial distress, adversely affecting their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. Effective June 1, 2021, the Company returned to pre-pandemic business operations and brought 100% of its workforce back into the office. Its branch locations are currently open and operating during normal business hours. In order to protect the health of its customers and employees, the Company continues to take additional precautions within its branch locations, including enhanced cleaning procedures. These actions in response to the COVID-19 pandemic, and similar actions by the Company’s vendors and business partners, have not materially impaired its ability to support its employees, conduct its business and serve its customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that the Company’s ability to operate will not be materially affected going forward. For instance, business operations may be disrupted if key personnel or significant portions of employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of its vendors or business partners become unable to continue to provide their products and services, which the Company relies upon to maintain its day-to-day operations, its ability to serve its customers could be impacted.
Although the aforementioned risks have much dissipated compared to historic periods, they have not been completely eliminated. The risk of new variants and new outbreaks overseas and at home which could impact supply chains continue to exist. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company’s business, operations and financial condition, as well as its regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of the vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19.
The soundness of other financial institutions could adversely affect the business. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and the Company routinely executes transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by it or the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due. There can be no assurance that any such losses would not materially and adversely affect results of operations or profitability.
The impact of the Tax Act on the Company and its customers contributes to uncertainty and risk related to customers' future demand for credit and its future results. The extent to which increased economic activity expected to result from the Tax Act has spurred additional economic activity or affected the extent of borrowing by customers is unclear, although the continuation of the current economic expansion provides some evidence of a positive effect. At the same time, some of the Company’s customers may have elected to use their additional cash flow from lower taxes to fund their business, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. The Company realized a significant increase in after-tax net income available to stockholders attributable to the Tax Act beginning in 2018, but there is no guarantee that future years' results will have the same benefit. The continued compression of net interest margin at the Company and for competitor banks indicates that some or all of the expected benefit from the Tax Act has been lost as the banks and financial services companies the Company competes with have elected to lower interest rates and fees and the Company has responded in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future political or regulatory actions, including as a result of changes proposed by the U.S. presidential administration and newly elected Congress. There is no assurance that the current or anticipated benefits of the Tax Act will be realized in future periods.
The Company is subject to environmental liability risk associated with lending activities. A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties, and that the Company may be liable for remediation costs, including personal injury and property damage. Environmental laws may require incurring substantial expenses and may materially reduce the affected property's value by limiting the ability to use or sell it. Although the Company has policies and procedures requiring environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on financial condition, results of operations and profitability. Future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase the Company’s exposure to environmental liability.
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business. Severe weather, earthquakes, other natural disasters, pandemics (such as the COVID-19 pandemic), acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Recent hurricanes caused extensive flooding and destruction along the coastal areas of Texas and in other areas in the U.S., including communities where the Company conducts business. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on the business, financial condition, results of operations or profitability.
Climate change and related legislative and regulatory initiatives including interpretations thereof have the potential to disrupt the business and result in operational changes and expenditures that could significantly impact the business and the operations and creditworthiness of the Company’s clients. Climate change has caused severe and abnormal weather patterns and events that could disrupt operations at one or more of the Company’s locations, which may disrupt its ability to provide financial products and services to clients. Climate change could also have a negative effect on the financial status and creditworthiness of clients, which may decrease revenues and business activities from those clients, increase the credit risk associated with loans and other credit exposures to such clients, and decrease the value of warrants and direct equity investments in such clients, if any.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. government has rejoined the Paris Climate Agreement, the most recent international climate change accord, while the U.S. Congress, state legislatures and federal and state regulatory agencies are likely to continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In 2022, the federal banking agencies proposed guidance for large banking organizations (defined as those having more than $100 billion in total assets) to address climate-related issues through risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Each of the above-described initiatives, including other similar initiatives and increasing supervisory expectations, may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact the financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing loans, which could diminish the value of the loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on customers, which could limit the Company’s ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on the financial condition, results of operations or profitability.
Negative public opinion could damage the Company’s reputation and adversely affect its earnings. Reputational risk, or the risk to earnings and capital from negative public opinion, is inherent in the business. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities; management of actual or potential conflicts of interest and ethical issues; and protection of confidential client information. The Company’s brand and reputation may also be harmed by actions taken by third parties that it contracts with to provide services to the extent such parties fail to meet their contractual, legal and regulatory obligations or act in a manner that is harmful to clients. If the Company fails to supervise these relationships effectively, it could also be subject to regulatory enforcement, including fines and penalties. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and can expose it to litigation and regulatory action. The Company takes steps to minimize reputation risk, but its efforts may not be sufficient.
Risks Relating to Company Securities
The Company’s stock price can be volatile. Stock price volatility may make it more difficult to resell or buy common stock. The stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in quarterly and annual results of operations;
•changes in recommendations by securities analysts;
•changes in composition and perceptions of the investors who own the Company’s stock and other securities;
•changes in ratings from national rating agencies on publicly or privately-owned debt securities and deposits in the Bank;
•operating and stock price performance of other companies that investors deem comparable to the Company;
•news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•actual or expected economic conditions that are perceived to affect the Company such as changes in commodity prices, real estate values or interest rates;
•perceptions in the marketplace regarding the Company or its competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or competitors;
•changes in government regulations and interpretation of those regulations, changes in practices requested or required by regulators and changes in regulatory enforcement focus;
•impacts and disruptions resulting from the COVID-19 pandemic, variants or other pandemics;
•environmental or ESG-related concerns or ratings; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.
The trading volume in the Company’s common stock is less than that of other larger financial services companies. Although the common stock is traded on Nasdaq, the trading volume in the Company’s common stock is less than that of other larger financial services companies. Given the lower trading volume of the common stock, significant sales of the common stock, or the expectation of these sales, could cause the stock price to fall. In addition, a substantial majority of common stock outstanding is held by institutional investors, and trading activity involving large positions may increase volatility of the stock price. Concentration of ownership by institutional investors and inability to execute trades covering large numbers of shares can increase volatility of stock price. Changes in general economic outlook or perspectives on the Company’s business or prospects by its institutional investors, whether factual or speculative, can have a major impact on the stock price.
The Company’s preferred stock is thinly traded. There is only a limited trading volume in the Company’s preferred stock due to the small size of the issue and its largely institutional holder base. Significant sales of the Company’s preferred stock, or the expectation of these sales, could cause the price of the preferred stock to fall substantially.
An investment in the Company’s securities is not an insured deposit. The Company’s common stock, preferred stock and indebtedness are not bank deposits and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of securities of any company. As a result, acquisition of the Company’s common stock, preferred stock or indebtedness may result in loss of the investment.
The holders of the Company’s indebtedness and preferred stock have rights that are senior to those of its common stockholders. As of December 31, 2022, the Company had $375.0 million in outstanding subordinated notes issued by the holding company, $175.0 million in outstanding subordinated notes issued by the Bank, and $113.4 million in outstanding junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. Payments of the principal and interest on trust preferred securities are conditionally guaranteed to the extent not paid by each trust, provided the trust has funds available for such obligations.
The Company’s subordinated notes and junior subordinated notes are senior to the shares of preferred stock and common stock in right of payment of dividends and other distributions. The Company must be current on interest and principal payments on its indebtedness before any dividends can be paid on its preferred stock or its common stock. In the event of bankruptcy, dissolution or liquidation, the holders of the Company’s indebtedness must be satisfied before any distributions can be made to preferred or common stockholders. If certain conditions are met, the Company has the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of preferred stock or common stock. Because the Bank’s subordinated notes are obligations of the Bank, they would, in liquidation of the Bank or sale of its assets, receive payment before any amounts would be payable to holders of the Company’s common stock, preferred stock or subordinated notes.
At December 31, 2022, the Company had issued and outstanding 300,000 shares of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and 12 million depositary shares, each representing 1/40th interest in a share of the Series B preferred stock. The preferred stock is senior to the shares of common stock in right of payment of dividends and other distributions. The Company must be current on dividends payable to holders of preferred stock before any dividends can be paid on the common stock. In the event of the

Company’s bankruptcy, dissolution or liquidation, the holders of preferred stock must be satisfied before any distributions can be made to common stockholders.
The Company does not currently pay dividends on its common stock. The Company has not paid dividends on its common stock and the Company does not expect to do so for the foreseeable future. The Company’s ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to the Company is limited by its obligation to maintain sufficient capital and by other regulatory restrictions as discussed above under the heading Supervision and Regulation - Restrictions on Payment of Dividends by the Bank.
Federal legislation and regulations impose restriction on the ownership of the Company’s common stock. The ability of a third party to acquire the Company is limited under applicable U.S. banking laws and regulations. The BHCA requires any bank holding company (as defined therein) to obtain the approval of the Federal Reserve prior to acquiring, directly or indirectly, 5% or more of the Company’s outstanding common stock. Any “company” (as defined in the BHCA) other than a bank holding company would be required to obtain Federal Reserve approval before acquiring “control” of the Company. “Control” generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability otherwise to exercise a controlling influence over management and policies. A holder of 25% or more of outstanding voting common stock, other than an individual, is subject to regulation and supervision as a bank holding company under the BHCA. In addition, under the CIBC Act and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring, directly or indirectly, 10% or more of the Company’s outstanding voting common stock.
Anti-takeover provisions of the Company’s certificate of incorporation, bylaws and Delaware law may make it more difficult for holders to receive a change in control premium. Certain provisions of the Company’s certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders' proposals, and authority to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. In addition, as a Delaware corporation, the Company is subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation's outstanding voting stock, from engaging in a business combination with the Company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.
The Bank is subject to regulatory and contractual limitation on the payment of its subordinated notes. Under the FDIA, “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, the Bank is required to obtain the advance consent of the FDIC to retire any part of its subordinated notes. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.
The Bank’s subordinated indebtedness is unsecured and subordinate and junior in right of payment to the Bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, its obligations to any FRB, certain obligations to the FDIC, and its obligations to its other creditors, whether now outstanding or hereafter incurred, except any obligations which expressly rank on a parity with or junior to the subordinated notes.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
The Company’s corporate headquarters is located in uptown Dallas, Texas. These facilities, which the Company leases, house its executive and primary administrative offices, as well as the principal banking headquarters of Texas Capital Bank. The Company also leases other facilities in its primary market regions of Dallas, Fort Worth, Houston, Austin and San Antonio, as well as in Louisiana and New York, some of which operate as full-service banking centers. The Company also leases an operations center in Richardson, Texas that houses its loan and deposit operations and customer call center.
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

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 8, 2023, there were approximately 150 holders of record of the Company’s common stock. The Company has not paid any cash dividends on its common stock since it commenced operations and has no plans to do so in the foreseeable future.
Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2022, compared to an overall stock market index (Russell 2000 Index) and two of the Company’s peer group indexes (Nasdaq Bank Index and KBW Bank Index). The Russell 2000 Index (Bloomberg: RTY), Nasdaq Bank Index (Bloomberg: CBNK) and KBW Bank Index (Bloomberg: BKX) are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2017. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Texas Capital Bancshares, Inc.	$100.00	$57.47	$63.86	$66.93	$67.77	$67.84
Russell 2000 Index	100.00	88.09	108.77	128.34	145.86	114.91
Nasdaq Bank Index	100.00	82.73	100.13	89.85	124.91	102.22
KBW Bank Index	100.00	80.67	107.28	93.40	124.43	95.49

TCBI Stock Performance Graph
200
150
100
50
Dec, 2017
Dec, 2018
Dec, 2019
Dec, 2020
Dec, 2021
Dec, 2022
TCBI
Russell 2000 Index
NASDAQ Bank Index
KBW Bank Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On April 19, 2022, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of its outstanding shares of common stock. The table below provides information of share repurchases for the year ended December 31, 2022.

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs(1)
May 2022	902,418	$53.22	902,418	$101,975,648
June 2022	39,461	50.66	39,461	99,976,436
July 2022	—	—	—	99,976,436
August 2022	—	—	—	99,976,436
September 2022	—	—	—	99,976,436
October 2022	—	—	—	99,976,436
November 2022	—	—	—	99,976,436
December 2022	1,141,239	57.20	1,141,239	34,697,754
Total	2,083,118	$55.35	2,083,118	$34,697,754
In January 2023, the Company repurchased 564,206 shares of common stock at a weighted average price of $61.50, completing the full $150.0 million of repurchases authorized by the Company’s board of directors on April 19, 2022.
On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which we repurchase shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in this Annual Report on Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report on Form 10K filed with the SEC on February 9, 2022, for discussion of the Company’s results of operations for the years ended December 31, 2021 and 2020.
Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs, assumptions and expectations of future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations and future plans.
Forward-looking statements may include, among other things and without limitation, statements about the credit quality of loan portfolio, liquidity, general economic conditions in the United States and in the Company’s markets, including with respect to interest rates and the market generally, the continued impact on customers from volatility in oil and gas prices, the material risks and uncertainties for the U.S. and world economies, and for the business, resulting from the COVID-19 pandemic, expectations regarding rates of default and loan losses, volatility in the mortgage industry, business strategies (including new lines of business, products and services) and expectations about future financial performance, future growth and earnings, the appropriateness of the allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on the business, increased competition, and technologies (including new technologies and information security risks).
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:
•Deterioration of the credit quality of the loan portfolio or declines in the value of collateral due to external factors or otherwise.
•The unpredictability of economic and business conditions that may impact us or customers.
•The impact of COVID-19 pandemic on us and customers, employees and third-party service providers. This includes related costs and liabilities associated with legal and regulatory proceedings, investigations, inquiries and related matters with respect to the financial services industry, including those directly involving us or the Bank and arising from the participation in government stimulus programs responding to the economic impact of the COVID-19 pandemic.
•The ability to effectively manage liquidity risk and any growth plans and the availability of capital and funding.
•The ability to effectively manage the information technology systems (including external vendors), on which the Company is highly dependent. This also includes the ability to, among other things, manage such risks and to prevent cyber-incidents against us, the customers or third-party vendors, or to manage risks from failures, disruptions or security breaches affecting us, customers or third-party vendors.
•The costs and effects of cyber-incidents or other failures, disruptions or security breaches of systems or those of the third-party providers.
•Changes in interest rates.
•Changes in market risk associated primarily with the Company’s sales and trading activities.
•Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate.
•Adverse or unexpected economic or market conditions and other factors in Texas, the United States or internationally that could affect the credit quality of the loan portfolio, operating performance or the ability to access the capital markets or other sources of funding to become less advantageous.

•The failure to effectively balance funding sources with cash demands by depositors and borrowers, the failure to maintain capital ratios as a result of adverse changes in operating performance or financial condition or changes in applicable regulations or interpretations of regulations that impact the business or the characterization or risk weight of assets.
•Material failures of accounting estimates and risk management processes based on management judgment, or the supporting assumptions or models.
•The failure to effectively manage interest rate risk.
•The failure of enterprise risk management framework (including risk management strategies and procedures and related controls), the compliance program, or corporate governance and supervisory oversight functions to timely identify and address emerging risks adequately.
•Uncertainty regarding the upcoming transition away from the London Interbank Offered Rate, or LIBOR, toward new interest rate benchmarks and the ability to successfully implement any new interest rate benchmarks.
•The ability to comply with applicable governmental regulations, including legislative and regulatory changes that may impose further restrictions and costs on the business, any regulatory enforcement actions that may be brought against us and the effect of changes in laws, regulations, policies and guidelines (including, among others, those concerning taxes, banking, accounting, securities and monetary and fiscal policies) with which the Company must generally comply.
•Risks related to the U.S. federal government actions impacting us, such as the impact of the Tax Cuts and Jobs Act.
•Claims and litigation that may arise in the ordinary course of business, including those that may not be covered by insurers.
•The failure to successfully execute business strategy, which may include expanding into new markets, developing and launching new lines of business or new products and services, completing planned transactions or to successfully manage the risks related to certain aspects of the business strategy.
•The failure to identify, attract and retain key personnel.
•Increased or more effective competition from banks and other financial service providers in Company markets.
•The susceptibility of fraud on the business.
•The failure to maintain adequate regulatory capital to support the business.
•Environmental liability associated with properties related to lending activities.
•Severe weather, natural disasters, acts of war or terrorism and other external events.
•Climate change and related legislative and regulatory initiatives.
•Risks relating to securities, including the volatility of stock price, trading volume, rights of holders of the indebtedness and preferred stock, the decision to not currently pay dividends on common stock, and other related factors.
Actual outcomes and results may differ materially from what is expressed in the Company’s forward-looking statements and from its historical financial results due to the factors discussed elsewhere in this report or disclosed in the Company’s other SEC filings. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing the Company’s expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, the Company undertakes no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect the Company’s businesses. Though management strives to monitor and mitigate risk, the Company cannot anticipate all potential economic, operational and financial developments that may adversely impact its operations and the financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in the Company’s securities.

Overview of Business Operations
Early in 2021, the Company embarked on an enterprise-wide transformation which included detailed reviews of the Company’s business lines, operating model, investment spend and overall strategy. On September 1, 2021 management announced key updates to the Company’s long-term strategy, focused on building a Texas-based full-service financial services firm positioned to serve clients in its markets through the entirety of their life cycle. This new plan included focusing on building an operating model organized around client delivery and investing in technology. 2022 was a year focused on strategic alignment, including reorganizing the Company’s operating model around client delivery emphasizing client experience; realigning the expense base and investing in technology; expanding coverage, products and services; and enhancing accountability while maintaining financial resiliency.
On September 6, 2022, the Company announced the sale of BankDirect Capital Finance, LLC (“BDCF”), its insurance premium finance subsidiary, to AFCO Credit Corporation, an indirect wholly-owned subsidiary of Truist Financial Corporation. The sale of BDCF included its business operations and loan portfolio of approximately $3.1 billion. The sale was an all-cash transaction for a purchase price of $3.4 billion, representing a pre-tax gain of $248.5 million. This sale was completed on November 1, 2022.
Results of Operations
Year ended December 31, 2022 compared to year ended December 31, 2021
Selected income statement data and key performance indicators are presented in the table below:

	For the Year Ended December 31,
(dollars in thousands except per share data)	2022	2021	2020
Net interest income	$875,758	$768,837	$851,321
Provision for credit losses	66,000	(30,000)	258,000
Non-interest income	349,529	138,230	202,981
Non-interest expense	727,532	599,012	704,356
Income before income taxes	431,755	338,055	91,946
Income tax expense	99,277	84,116	25,657
Net income	332,478	253,939	66,289
Preferred stock dividends	17,250	18,721	9,750
Net income available to common stockholders	$315,228	$235,218	$56,539
Basic earnings per common share	$6.25	$4.65	$1.12
Diluted earnings per common share	$6.18	$4.60	$1.12
Net interest margin	2.79%	2.07%	2.34%
Return on average assets (“ROA”)	1.04%	0.67%	0.18%
Return on average common equity (“ROE”)	11.33%	8.35%	2.10%
Non-interest income to average earning assets	1.12%	0.37%	0.56%
Efficiency ratio(1)	59.4%	66.0%	66.8%
Non-interest expense to average earning assets	2.34%	1.61%	1.93%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
The Company reported net income of $332.5 million and net income available to common stockholders of $315.2 million, or $6.18 per diluted common share, for the year ended December 31, 2022, compared to net income of $253.9 million and net income available to common stockholders of $235.2 million, or $4.60 per diluted common share, for 2021. ROE was 11.33% and ROA was 1.04% for the year ended December 31, 2022, compared to 8.35% and 0.67%, respectively, for 2021. The increase in net income, ROE and ROA for the year ended December 31, 2022 resulted primarily from a $106.9 million increase in net interest income and a $211.3 million increase in non-interest income, partially offset by a $96.0 million increase in the provision for credit losses and a $128.5 million increase in non-interest expense and a $15.2 million increase in income tax expense.
Details of the changes in the various components of net income are discussed in detail below.

Taxable Equivalent Net Interest Income Analysis(1)

	Year ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$3,525,986	$64,021	1.69%	$3,588,565	$44,636	1.24%	$885,331	$19,432	2.19%
Interest bearing cash and cash equivalents	5,967,329	97,271	1.63%	10,549,153	13,233	0.13%	9,767,270	28,262	0.29%
Loans held for sale	528,973	23,555	4.45%	90,066	2,481	2.75%	1,114,311	36,369	3.26%
Loans held for investment, mortgage finance	5,285,612	189,843	3.59%	7,881,791	239,205	3.03%	8,589,762	285,212	3.32%
Loans held for investment(3)	16,063,437	770,795	4.80%	15,328,390	579,213	3.78%	16,377,733	674,226	4.12%
Less: Allowance for credit losses on loans	221,639	—	—	234,973	—	—	248,563	—	—
Loans held for investment, net	21,127,410	960,638	4.55%	22,975,208	818,418	3.56%	24,718,932	959,438	3.88%
Total earning assets	31,149,698	1,145,485	3.65%	37,202,992	878,768	2.36%	36,485,844	1,043,501	2.86%
Cash and other assets	900,121			937,264			1,030,357
Total assets	$32,049,819			$38,140,256			$37,516,201
Liabilities and Stockholders’ Equity
Transaction deposits	$1,659,476	$18,099	1.09%	$3,447,849	$20,657	0.60%	$4,090,591	$32,836	0.80%
Savings deposits	9,983,571	151,400	1.52%	11,180,645	36,459	0.33%	12,346,904	74,950	0.61%
Time deposits	1,313,483	21,164	1.61%	1,716,642	8,391	0.49%	2,867,579	38,331	1.34%
Total interest bearing deposits	12,956,530	190,663	1.47%	16,345,136	65,507	0.40%	19,305,074	146,117	0.76%
Short-term borrowings	1,829,751	29,077	1.59%	2,399,280	4,613	0.19%	3,115,416	22,006	0.71%
Long-term debt	927,847	48,739	5.25%	802,112	37,628	4.69%	395,705	19,963	5.05%
Total interest bearing liabilities	15,714,128	268,479	1.71%	19,546,528	107,748	0.55%	22,816,195	188,086	0.82%
Non-interest bearing deposits	12,951,134			15,186,455			11,567,549
Other liabilities	301,251			274,357			295,710
Stockholders’ equity	3,083,306			3,132,916			2,836,747
Total liabilities and stockholders’ equity	$32,049,819			$38,140,256			$37,516,201

Net interest income		$877,006			$771,020			$855,415
Net interest margin			2.79%			2.07%			2.34%
Net interest spread			1.94%			1.81%			2.04%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans. Loan interest income includes loan fees totaling $37.2 million, $47.8 million and $43.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Volume/Rate Analysis
The following table presents the changes in taxable equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2022/2021			2021/2020
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$19,385	$(752)	$20,137	$25,204	$94,581	$(69,377)
Interest bearing cash and cash equivalents	84,038	(5,731)	89,769	(15,029)	16,523	(31,552)
Loans held for sale	21,074	6,995	14,079	(33,888)	(33,403)	(485)
Loans held for investment, mortgage finance	(49,362)	(78,274)	28,912	(46,007)	(24,329)	(21,678)
Loans held for investment	191,582	27,721	163,861	(95,013)	(43,539)	(51,474)
Total interest income	266,717	(50,041)	316,758	(164,733)	9,833	(174,566)
Interest expense:
Transaction deposits	(2,558)	(10,747)	8,189	(12,179)	(3,451)	(8,728)
Savings deposits	114,941	(3,947)	118,888	(38,491)	(558)	(37,933)
Time deposits	12,773	(2,273)	15,046	(29,940)	(14,728)	(15,212)
Short-term borrowings	24,464	(1,315)	25,779	(17,393)	(4,304)	(13,089)
Long-term debt	11,111	6,287	4,824	17,665	20,103	(2,438)
Total interest expense	160,731	(11,995)	172,726	(80,338)	(2,938)	(77,400)
Net interest income	$105,986	$(38,046)	$144,032	$(84,395)	$12,771	$(97,166)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $875.8 million for the year ended December 31, 2022 compared to $768.8 million for 2021. The increase was primarily due to an increase in yields on average earning assets, partially offset by an increase in funding costs.
Average earning assets for the year ended December 31, 2022 decreased $6.1 billion compared to the same period in 2021, which included a $4.6 billion decrease in average interest bearing cash and cash equivalents and a $1.4 billion decrease in average total loans. The decrease in average interest bearing cash and cash equivalents resulted primarily from the Company’s proactive exit of certain high-cost indexed deposit products beginning in the second half of 2021 and continuing throughout 2022. The decrease in average total loans resulted from declines in loans held for investment, mortgage finance. Average interest bearing liabilities decreased $3.8 billion for the year ended December 31, 2022 compared to the same period in 2021, primarily due to a $3.4 billion decrease in average interest bearing deposits and a $569.5 million decrease in average short-term borrowings, partially offset by a $125.7 million increase in average long-term debt. Average non-interest bearing deposits for the year ended December 31, 2022 decreased to $13.0 billion from $15.2 billion for 2021.
Net interest margin for the year ended December 31, 2022 was 2.79% compared to 2.07% for 2021. The increase was primarily due to an increase in yields on average earning assets and a shift in earning asset composition, partially offset by an increase in funding costs. The increases in yields on earning assets and funding costs are attributed to the impact of rising interest rates during 2022.
The yield on total loans held for investment, net, increased to 4.55% for the year ended December 31, 2022 compared to 3.56% for 2021 and the yield on earning assets increased to 3.65% for the year ended December 31, 2022 compared to 2.36% for 2021. The average cost of total deposits increased to 0.74% for 2022 from 0.21% for 2021 and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 0.85% for 2022 compared to 0.28% for 2021. The increases in yields on earning assets and cost of funds are attributed to the impact of rising interest rates.

Non-interest Income

	Year ended December 31,
(in thousands)	2022	2021	2020
Service charges on deposit accounts	$22,876	$18,674	$11,620
Wealth management and trust fee income	15,036	13,173	9,998
Brokered loan fees	14,159	27,954	46,423
Servicing income	857	15,513	27,029
Investment banking and trading income	35,054	24,441	22,687
Net gain/(loss) on sale of loans held for sale	(990)	1,317	58,026
Gain on disposal of subsidiary	248,526	—	—
Other	14,011	37,158	27,198
Total non-interest income	$349,529	$138,230	$202,981
Non-interest income increased by $211.3 million during the year ended December 31, 2022 to $349.5 million, compared to $138.2 million for 2021. The increase was primarily due to a $248.5 million gain recognized on the sale of BDCF and an increase in investment banking and trading income. Offsetting these increases were decreases in brokered loan fees and servicing income as a result of the sale of the Company’s mortgage servicing rights portfolio and transition of the mortgage correspondent aggregation program in 2021, as well as a decrease in other non-interest income.
Non-interest Expense

	Year ended December 31,
(in thousands)	2022	2021	2019
Salaries and benefits	$436,809	$350,930	$340,529
Occupancy expense	44,222	33,232	34,955
Marketing	32,388	10,006	23,581
Legal and professional	75,858	41,152	52,132
Communications and technology	69,253	75,185	103,054
FDIC insurance assessment	14,344	21,027	25,955
Servicing-related expenses	—	27,765	64,585
Merger-related expenses	—	—	17,756
Other	54,658	39,715	41,809
Total non-interest expense	$727,532	$599,012	$704,356
Non-interest expense for the year ended December 31, 2022 increased $128.5 million compared to 2021. Full-year 2022 included $13.7 million in salaries and benefits expense and $15.9 million in legal and professional expense related to the sale of BDCF. Also contributing to the increase in non-interest expense were increases in salaries and benefits expense, resulting from an increase in headcount, marketing expense and other non-interest expense, which included an $8.0 million charitable contribution to the newly formed Texas Capital Bank Foundation. Offsetting these increases was a decrease in servicing-related expenses related to the 2021 sale of the Company’s MSR portfolio and transition of the mortgage correspondent aggregation (“MCA”) program to a third-party.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment on a gross basis by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of these portfolio segments.

	December 31,
(in thousands)	2022	2021
Commercial	$8,902,948	$9,897,561
Energy	1,159,296	721,373
Mortgage finance	4,090,033	7,475,497
Real estate	5,198,643	4,777,530
Gross loans held for investment	$19,350,920	$22,871,961
Gross loans held for investment were $19.4 billion at December 31, 2022, a decline of $3.5 billion from 2021. The decline in commercial loans in 2022 was impacted by the sale of BDCF and its related $3.1 billion commercial loan portfolio, as well as declines in mortgage finance loans. Excluding the sale of BDCF and its impact on the loan portfolio, the Company experienced loan growth across all loan categories, except for mortgage finance loans, as the Company executed on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 21% of total loans held for investment at December 31, 2022 compared to 33% at December 31, 2021. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Mortgage finance loan balances have declined as compared to December 31, 2021 as interest rates have continued to rise during 2022.
The Company originates a substantial majority of all loans held for investment. The Company also participates in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2022, the Company had $3.8 billion in syndicated loans, $903.0 million of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of December 31, 2022, none of syndicated loans were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of December 31, 2022, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
The table below summarizes the industry concentrations of loans held for investment on a gross basis at December 31, 2022:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Financials (excluding banks)	$3,961,002	20.5%
Real estate related services (not secured by real estate)	1,032,180	5.3%
Technology, telecom and media	718,203	3.7%
Retail	498,632	2.6%
Machinery, equipment and parts manufacturing	363,696	1.9%
Commercial services	326,659	1.7%
Oil & gas support services	265,119	1.4%
Materials and commodities	253,259	1.3%
Transportation services	259,213	1.3%
Entertainment and recreation	178,284	0.9%
Food and beverage manufacturing and wholesale	177,549	0.9%
Healthcare and pharmaceuticals	133,622	0.7%
Government and education	100,176	0.5%
Consumer services	95,002	0.5%
Diversified or miscellaneous	540,352	2.8%
Total commercial	8,902,948	46.0%
Energy	1,159,296	6.0%
Mortgage finance	4,090,033	21.1%
Real estate	5,198,643	26.9%
Total	$19,350,920	100.0%
The Company’s largest concentration of commercial loans held for investment in any single industry is in financials excluding banks. Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading. The next largest industry concentration of commercial loans held for investment is to commercial borrowers providing services to the real estate industry. Loans in this category are not secured by real property and are generally made to commercial borrowers that operate within the real estate industry, which include developers, contractors, professional service providers (such as architectural and interior design services), leasing, management, and other support type services.

The Company believes the loans it originates are appropriately collateralized under its credit standards. Approximately 96% of the Company’s loans held for investment are secured by collateral. The table below sets forth information regarding the distribution of loans held for investment on a gross basis among various types of collateral at December 31, 2022:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Business assets	$6,888,901	35.6%
Other assets	561,575	2.9%
Highly liquid assets	505,505	2.6%
U. S. Government guaranty	1,826	—%
Municipal tax- and revenue-secured	61,416	0.3%
Rolling stock	20,614	0.1%
Unsecured	863,111	4.5%
Total commercial	8,902,948	46.0%
Energy	1,159,296	6.0%
Mortgage finance	4,090,033	21.1%
Real estate	5,198,643	26.9%
Total	$19,350,920	100.0%
As noted in the tables above, approximately 27% of loans held for investment as of December 31, 2022 are real estate loans that are generally secured by real property. This portfolio primarily includes market risk real estate loans, consisting of commercial real estate loans and loans made to residential builders and developers. Loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. The Company extends commercial real estate loans, including both construction/development financing and limited term financing, to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties generally include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings and residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Loans to residential builders are typically in the form of uncommitted guidance lines and are for the purpose of developing lots into single-family homes, while loans to developers are typically in the form of borrowing base lines extended for the purpose of acquiring and developing raw land into lots that can be further sold to home builders. The table below summarizes the total real estate loan portfolio, which includes real estate loans and construction loans, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2022:

(dollars in thousands)	Amount	Percent of Total
Property type:
Market risk
Apartment/condominium buildings	$1,701,936	32.7%
Commercial buildings	463,224	8.9%
Industrial buildings	447,593	8.6%
1-4 Family dwellings (other than condominium)	385,422	7.4%
Self-storage building	220,204	4.2%
Shopping center/mall buildings	200,587	3.9%
Senior housing buildings	181,527	3.5%
Residential lots	152,233	2.9%
Hotel/motel buildings	140,825	2.7%
Commercial lots	61,499	1.2%
Other	117,192	2.3%
Other than market risk
Industrial buildings	393,465	7.6%
1-4 Family dwellings (other than condominium)	323,280	6.2%
Commercial buildings	215,856	4.2%
Other	193,800	3.7%
Total real estate loans	$5,198,643	100.0%

The table below summarizes the Company’s market risk real estate portfolio at December 31, 2022 as segregated by the geographic region in which the property is located. Approximately 58% of the market risk real estate collateral is located in Texas.

(dollars in thousands)	Amount	Percent of Total
Texas geographic region:
Dallas/Fort Worth	$823,670	20.2%
Houston	598,010	14.7%
San Antonio	371,028	9.1%
Austin	459,681	11.3%
Other Texas cities	94,596	2.3%
Total Texas	2,346,985	57.6%
Other states	1,725,257	42.4%
Total market risk real estate loans	$4,072,242	100.0%
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of the underwriting and monitoring processes. The Company engages a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement its internal resources to underwrite and monitor these credit exposures. Generally, the credit policy requires a new appraisal every three years. However, in periods of economic uncertainty where real estate market conditions may change rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan or other indicators of increasing risk of reliance on collateral value as the sole source of repayment of the loan. Annual appraisals are generally obtained for loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service.
Appraisals are, in substantially all cases, reviewed by a third party to determine the reasonableness of the appraised value. The third-party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third-party reviewer provides a detailed report of that analysis. Further review may be conducted by credit officers, including the Bank’s managed asset committee as conditions warrant. These additional steps of review are undertaken to confirm that the underlying appraisal and the third-party analysis can be relied upon. If differences arise, management addresses those with the reviewer and determine an appropriate resolution. Both the appraisal process and the appraisal review process can be less reliable in establishing accurate collateral values during and following periods of economic weakness due to the lack of comparable sales and the limited availability of financing to support an active market of potential purchasers.
Large Credit Relationships
The Company originates and maintains large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of the Bank is approximately $598.2 million. The Company, however and generally, employs lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $60 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and assessed credit risk warrant a somewhat larger investment. The Company considers large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on large held for investment credit relationships outstanding at year-end:

	December 31, 2022			December 31, 2021
		Period End Balances			Period End Balances
(dollars in thousands)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	315	$16,287,723	$10,515,253	263	$15,602,603	$11,469,402
$20.0 million to $29.9 million	216	5,262,032	3,485,755	189	4,546,986	2,755,013

Loan Maturities and Interest Rate Sensitivity

	December 31, 2022
(in thousands)	Total	Within 1 Year	1-5 Years	5-15 Years	After 15 Years
Loan maturity:
Commercial	$8,902,948	$2,011,152	$6,180,529	$697,516	$13,751
Energy	1,159,296	47,437	1,111,859	—	—
Mortgage finance	4,090,033	4,090,033	—	—	—
Real estate	5,198,643	1,115,349	3,367,345	370,795	345,154
Total loans held for investment	$19,350,920	$7,263,971	$10,659,733	$1,068,311	$358,905
Interest rate sensitivity for selected loans with:
Fixed interest rates	$1,116,060	$74,586	$407,802	$613,330	$20,342
Floating or adjustable interest rates	18,234,860	7,189,385	10,251,931	454,981	338,563
Total loans held for investment	$19,350,920	$7,263,971	$10,659,733	$1,068,311	$358,905
Interest Reserve Loans
As of December 31, 2022 and December 31, 2021, the Company had $854.5 million and $456.1 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 46% and 25%, respectively, of outstanding construction loans, which are a component of real estate loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. The Company has ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When the Company finances land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or an analysis of market conditions and project feasibility indicates to management’s satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is the general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. The Company requires current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. If at any time management believes that the collateral position is jeopardized, the Company retains the right to stop the use of interest reserves. As of December 31, 2022 and December 31, 2021, none of the loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by type and by type of property securing the credit.

	As of December 31,
(dollars in thousands)	2022	2021
Non-accrual loans held for investment(1)
Commercial:
Assets of the borrowers	$41,448	$18,366
Accounts receivable and inventory	1,405	5,501
Other	564	2,045
Total commercial	43,417	25,912
Energy:
Oil and gas properties	3,658	28,380
Total energy	3,658	28,380
Real estate:
Assets of the borrowers	—	13,741
Commercial property	1,263	2,840
Single family residences	—	1,629
Total real estate	1,263	18,210
Total non-accrual loans held for investment	$48,338	$72,502
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$48,338	$72,502

Non-accrual loans held for investment to total loans held for investment	0.25%	0.32%
Total non-performing assets to total assets	0.17%	0.21%
Allowance for credit losses on loans to non-accrual loans held for investment	5.2x	2.9x

Loans held for investment past due 90 days and accruing	$131	$3,467
Loans held for investment past due 90 days to total loans held for investment	—%	0.02%
Loans held for sale past due 90 days and accruing(2)	$—	$3,986
(1)As of December 31, 2022 and 2021, non-accrual loans held for investment included $531,000 and $19.4 million, respectively, in loans that met the criteria for restructured.
(2)Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government.
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date. Below is a discussion of provision for credit losses on loans. See Note 10 - Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report for presentation of the activity in the allowance for credit losses for off-balance asset credit losses.
The Company recorded a $66.0 million provision for credit losses on loans for the year ended December 31, 2022 compared to a negative provision of $30.0 million for the year ended December 31, 2021. The $66.0 million provision for credit losses resulted from updated views on the downside risks to the economic forecast and an increase in net charge-offs. The Company recorded $19.9 million in net charge-offs during the year ended December 31, 2022 compared to $12.9 million during 2021. Criticized loans totaled $513.2 million at December 31, 2022, compared to $582.9 million at December 31, 2021.
The table below presents key metrics related to the Company’s credit loss experience:

	December 31, 2022	December 31, 2021
Allowance for credit losses on loans to total loans held for investment	1.31%	0.93%
Allowance for credit losses on loans to average total loans held for investment	1.19%	0.91%
Total allowance for credit losses to total loans held for investment	1.43%	1.00%
Total provision for credit losses to average total loans held for investment	0.31%	(0.13)%

The table below details net charge-offs/(recoveries) as a percentage of average total loans by loan category:

	2022		2021
	Net Charge-offs	Net Charge-offs to Average Loans	Net Charge-offs	Net Charge-offs to Average Loans
Commercial	$16,932	0.17%	$7,592	0.08%
Energy	2,587	0.27%	4,451	0.65%
Mortgage finance	—	—%	—	—%
Real Estate	350	0.01%	875	0.02%
Total	$19,869	0.09%	$12,918	0.06%
The allowance for credit losses on loans totaled $253.5 million at December 31, 2022 and $211.9 million at December 31, 2021. The following table presents a summary of the Company’s allowance for credit losses on loans by portfolio segment for the past two years:

	December 31,
	2022		2021
(dollars in thousands)	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans
Commercial	$136,841	46%	$102,202	43%
Energy	49,000	6%	52,568	3%
Mortgage finance	10,745	21%	6,083	33%
Real estate	56,883	27%	51,013	21%
Total	$253,469	100%	$211,866	100%
The overall increase in the allowance for credit losses on loans at December 31, 2022 compared to 2021 resulted primarily from management’s continued evaluation of changing market conditions and updated views on the downside risks to the economic forecast.
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 4 - Loans and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for credit losses on loans.
Loans Held for Sale
On April 20, 2021, the Company entered into an agreement to sell its portfolio of MSRs and to transition the MCA program to a third-party. The sale was completed on June 1, 2021 and the transfer of servicing on the underlying mortgage loans was completed on August 1, 2021. Transition activities began immediately following the execution of the agreement and were complete prior to December 31, 2021. The Company sold the remaining MSR balance of $1.2 million, which represented MSRs from loans sold after the cut-off date for the initial sale mentioned above. The sale of this MSR portfolio and the transfer of servicing on the underlying mortgage loans were completed on October 1, 2021, at which time all remaining MSR hedge positions were closed. During the fourth quarter of 2022, the Company sold the remaining loans held for sale associated to the MCA program and recorded a $990,000 loss on sale of loans held for sale.
Deposits
The Company competes for deposits by offering a full suite of deposit products and services to its customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to customers, tailored to the strategy of maintaining a branch-lite network. The Company offers banking centers, courier services and online and mobile banking. Bask Bank, the Company’s online banking division, serves customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average total deposits for the year ended December 31, 2022 decreased $5.6 billion compared to 2021. Average non-interest bearing deposits for the year ended December 31, 2022 decreased $2.2 billion compared to 2021 and average interest bearing deposits decreased $3.4 billion. The average cost of total deposits increased to 0.74% in 2022 from 0.21% in 2021 primarily due to rising interest rates.

The following table discloses average deposits and weighted-average cost of deposits by type:

	Year Ended December 31,
	2022		2021
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing	$12,951,134	—%	$15,186,455	—%
Interest bearing transaction	1,659,476	1.09%	3,447,849	0.60%
Savings	9,983,571	1.52%	11,180,645	0.33%
Time deposits	1,313,483	1.61%	1,716,642	0.49%
Total	$25,907,664	0.74%	$31,531,591	0.21%
Estimated uninsured deposits at December 31, 2022 were $13.6 billion (59% of total deposits), compared to $16.1 billion (56% of total deposits) at December 31, 2021. The insured deposit data for 2022 and 2021 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
The following table shows scheduled maturities of time deposits greater than $250,000:

	December 31,
(in thousands)	2022	2021
Months to maturity:
Three or less	$70,008	$70,736
Over three through six	50,282	18,013
Over six through twelve	117,435	86,223
Over twelve	20,715	11,059
Total	$258,440	$186,031
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of mortgage finance assets.
During 2020 and into the first half of 2021, the Company significantly increased its interest bearing cash and cash equivalents to ensure that it had the balance sheet strength to serve its clients during the COVID-19 pandemic. In the second half of 2021 and throughout 2022, these balances have run off as the Company purchased investment securities and proactively exited certain high-cost indexed deposit products. The following table summarizes these balances:

	December 31,
(dollars in thousands)	2022	2021
Interest bearing cash and cash equivalents	$4,778,623	$7,765,996
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	24.8%	34.1%
Total earning assets	17.4%	22.9%
Total deposits	20.9%	27.6%
Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	December 31,
(dollars in thousands)	2022		2021
	Balance	% of Total	Balance	% of Total
Customer deposits	$21,749,868	95.2%	$25,409,180	90.4%
Brokered deposits	1,107,012	4.8%	2,700,185	9.6%
Total deposits	$22,856,880	100.0%	$28,109,365	100.0%
The Company has short-term borrowing sources available to supplement deposits and meet its funding needs. Such borrowings are generally used to fund mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from downstream correspondent bank relationships (which consist of banks that are smaller than the Bank) and from upstream correspondent bank relationships (which consist of banks that are larger than the Bank), customer repurchase agreements and advances from the FHLB and the Federal Reserve. The following table summarizes short-term borrowings, all of which mature within one year:

	December 31,
(in thousands)	2022	2021
Repurchase agreements	1,142	2,832
FHLB borrowings	1,200,000	2,200,000
Total short-term and other borrowings	$1,201,142	$2,202,832
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

	December 31,
(in thousands)	2022	2021
FHLB borrowing capacity relating to loans	$2,621,218	$5,190,703
FHLB borrowing capacity relating to securities	3,539,297	3,352,111
Total FHLB borrowing capacity(1)	$6,160,515	$8,542,814
Unused federal funds lines available from commercial banks	$1,479,000	$892,000
Unused Federal Reserve borrowings capacity	$3,574,762	$2,414,702
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2024. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during 2022 or 2021. The line of credit was increased to $100.0 million on February 8, 2023.
The Company has long-term debt outstanding of $931.4 million as of December 31, 2022, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. See Note 9 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
For additional information on short-term borrowings and long-term debt, see Note 9 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 11 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A of this report.
Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and the terms of its existing indebtedness, the Company may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding debt or capital structure. For example, the Company periodically evaluates and may engage in liability management transactions, including repurchases or redemptions of outstanding subordinated notes, which may be funded by the issuance of, or exchanges of, newly issued unsecured borrowings to actively manage the debt maturity profile and interest cost.

As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect.
Capital Resources
The Company’s equity capital averaged $3.1 billion for the year ended December 31, 2022 compared to $3.1 billion in 2021. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
On April 19, 2022, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of its outstanding shares of common stock. Any repurchases under the repurchase program have been made in accordance with applicable securities laws in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During 2022, the Company repurchased 2,083,118 shares of its common stock for an aggregate purchase price of $115.3 million, at a weighted average price of $55.35 per share. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of outstanding common stock.
For additional information on the Company’s capital and stockholders’ equity, Note 11 - Regulatory Ratios and Capital and Note 19 - Material Transactions Affecting Stockholders' Equity, respectively, in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in the Company’s portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate the reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 - Loans and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of December 31, 2022, the quantitative estimate of the allowance for credit loss would increase by approximately $118.0 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels.
The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk.
In addition, the Company’s trading desk engages in fixed income and equity securities, derivatives and foreign exchange transactions to support customer’s investing and hedging activities. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee, and to the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2022 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
December 31, 2022

(in thousands)	0-3 months Balance	4-12 months Balance	1-3 years Balance	3+ years Balance	Total Balance
Assets
Interest bearing cash and cash equivalents	$4,778,623	$—	$—	$—	$4,778,623
Investment securities(1)	46,204	1,121	495,571	3,042,218	3,585,114
Variable loans	17,747,882	196,154	31,252	295,929	18,271,217
Fixed loans	19,974	54,612	183,435	858,039	1,116,060
Total loans(2)	17,767,856	250,766	214,687	1,153,968	19,387,277
Total interest sensitive assets	$22,592,683	$251,887	$710,258	$4,196,186	$27,751,014
Liabilities
Interest bearing customer deposits	$11,726,220	$—	$—	$—	$11,726,220
CDs	309,646	1,172,732	30,048	153	1,512,579
Total interest bearing deposits	12,035,866	1,172,732	30,048	153	13,238,799
Short-term borrowings	1,201,142	—	—	—	1,201,142
Long-term debt	385,898	—	—	545,544	931,442
Total borrowings	1,587,040	—	—	545,544	2,132,584
Total interest sensitive liabilities	$13,622,906	$1,172,732	$30,048	$545,697	$15,371,383
GAP	$8,969,777	$(920,845)	$680,210	$3,650,489	$—
Cumulative GAP	$8,969,777	$8,048,932	$8,729,142	$12,379,631	$12,379,631

Non-interest bearing deposits					9,618,081
Stockholders’ equity					3,055,351
Total					$12,673,432
(1)Available-for-sale debt securities and equity securities based on fair market value.
(2)Total loans include gross loans held for investment and loans held for sale.

While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from non-interest bearing deposits and stockholders’ equity. Management performs a sensitivity analysis to identify interest rate risk exposure on net interest income. Management also quantifies and measures interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates over the next twelve months based on three interest rate scenarios. These are a static rate scenario and two “shock test” scenarios.
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate, SOFR, Bloomberg Short Term Yield Index and other alternative indexes are the basis for most of the variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are the Company’s primary interest rate exposures. Interest rate derivative contracts may be used to manage exposure to adverse fluctuations in these primary interest rate exposures as is discussed in more detail under the heading Use of Derivatives to Manage Interest Rate and Other Risks below.
For modeling purposes, the “shock test” scenarios as of December 31, 2022 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as a 100 basis point decrease in interest rates. As of December 31, 2021, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates. As short-term rates remained low through 2021, the Company did not believe that analysis of an assumed decrease in interest rates would provide meaningful results. The Company will continue to evaluate these scenarios as interest rates change.
The interest rate risk exposure model incorporates assumptions regarding the level of interest rate on indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate change. In the current environment of changing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of these changes is factored into the simulation model. This modeling indicated interest rate sensitivity as follows:

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2022			December 31, 2021
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase
Change in net interest income	$77,282	$140,354	$(98,916)	$48,802	$124,986
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
Use of Derivatives to Manage Interest Rate and Other Risks
In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers.
On the date the Company enters into a derivative contract, the derivative is designated as either a fair value hedge, cash flow hedge, net investment hedge, or a designation is not made as it is a customer-related transaction, an economic hedge for asset/liability risk management purposes or another stand-alone derivative created through the Company’s operations.
To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company may enter into derivative transactions. In addition, the Company enters into interest rate and foreign exchange derivative contracts to support the business requirements of its customers (customer-related positions).
For additional information regarding derivatives, see Note 15 - Derivative Financial Instruments in the accompanying notes to the consolidated financial statements included elsewhere in this report.
LIBOR Transition
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR extended publication of the most commonly used U.S. dollar

LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The Company has significant but declining exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after June 30, 2023. The Company established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Based on the transition progress to date, the Company ceased originating LIBOR-based products and began originating alternative indexed products in December 2021. The Company will continue to transition all remaining LIBOR-based products to an alternative benchmark. The Company will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2022, and 2021, the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2023, expressed an unqualified opinion thereon.
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

Allowance for Credit Losses - Loans
Description of the Matter
The Company’s loans held for investment portfolio totaled $19.3 billion as of December 31, 2022, and the associated allowance for credit losses (ACL) was $275.3 million. The ACL represents management’s best estimate of expected credit losses over the contractual life of loans and for off-balance sheet commitments. The ACL is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments using a Portfolio Level Qualitative Factor and/or Portfolio Segment Level Qualitative Factor (collectively the “qualitative factors”). The qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or worse. Management applies judgment in the determination and usage of the qualitative factors, and in the use of a single or a blend of forecast scenarios used to calculate the reasonable and supportable forecast.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1999.
Dallas, TX
February 9, 2023

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share data)	2022	2021
Assets
Cash and due from banks	$233,637	$180,663
Interest bearing cash and cash equivalents	4,778,623	7,765,996
Available-for-sale debt securities	2,615,644	3,538,201
Held-to-maturity debt securities	935,514	—
Equity securities	33,956	45,607
Investment securities	3,585,114	3,583,808
Loans held for sale	36,357	8,123
Loans held for investment, mortgage finance	4,090,033	7,475,497
Loans held for investment	15,197,307	15,331,457
Less: Allowance for credit losses on loans	253,469	211,866
Loans held for investment, net	19,033,871	22,595,088
Premises and equipment, net	26,382	20,901
Accrued interest receivable and other assets	719,162	559,897
Goodwill and intangible assets, net	1,496	17,262
Total assets	$28,414,642	$34,731,738
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$9,618,081	$13,390,370
Interest bearing deposits	13,238,799	14,718,995
Total deposits	22,856,880	28,109,365
Accrued interest payable	24,000	7,699
Other liabilities	345,827	273,488
Short-term borrowings	1,201,142	2,202,832
Long-term debt	931,442	928,738
Total liabilities	25,359,291	31,522,122
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at December 31, 2022 and 2021	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 50,867,298 and 50,618,911 at December 31, 2022 and 2021, respectively	509	506
Additional paid-in capital	1,025,593	1,008,559
Retained earnings	2,263,502	1,948,274
Treasury stock shares at cost: 2,083,535 and 417 at December 31, 2022 and 2021, respectively	(115,310)	(8)
Accumulated other comprehensive loss, net of taxes	(418,943)	(47,715)
Total stockholders’ equity	3,055,351	3,209,616
Total liabilities and stockholders’ equity	$28,414,642	$34,731,738
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands except per share data)	2022	2021	2020
Interest income
Interest and fees on loans	$983,787	$820,532	$993,670
Investment securities	63,179	42,820	17,475
Interest bearing cash and cash equivalents	97,271	13,233	28,262
Total interest income	1,144,237	876,585	1,039,407
Interest expense
Deposits	190,663	65,507	146,117
Short-term borrowings	29,077	4,613	22,006
Long-term debt	48,739	37,628	19,963
Total interest expense	268,479	107,748	188,086
Net interest income	875,758	768,837	851,321
Provision for credit losses	66,000	(30,000)	258,000
Net interest income after provision for credit losses	809,758	798,837	593,321
Non-interest income
Service charges on deposit accounts	22,876	18,674	11,620
Wealth management and trust fee income	15,036	13,173	9,998
Brokered loan fees	14,159	27,954	46,423
Servicing income	857	15,513	27,029
Investment banking and trading income	35,054	24,441	22,687
Net gain/(loss) on sale of loans held for sale	(990)	1,317	58,026
Gain on disposal of subsidiary	248,526	—	—
Other	14,011	37,158	27,198
Total non-interest income	349,529	138,230	202,981
Non-interest expense
Salaries and benefits	436,809	350,930	340,529
Occupancy expense	44,222	33,232	34,955
Marketing	32,388	10,006	23,581
Legal and professional	75,858	41,152	52,132
Communications and technology	69,253	75,185	103,054
Federal Deposit Insurance Corporation insurance assessment	14,344	21,027	25,955
Servicing-related expenses	—	27,765	64,585
Merger-related expenses	—	—	17,756
Other	54,658	39,715	41,809
Total non-interest expense	727,532	599,012	704,356
Income before income taxes	431,755	338,055	91,946
Income tax expense	99,277	84,116	25,657
Net income	332,478	253,939	66,289
Preferred stock dividends	17,250	18,721	9,750
Net income available to common stockholders	$315,228	$235,218	$56,539
Other comprehensive income/(loss):
Change in unrealized gain/(loss)	$(479,814)	$(80,366)	$8,639
Amounts reclassified into net income	9,905	—	—
Other comprehensive income/(loss)	(469,909)	(80,366)	8,639
Income tax expense/(benefit)	(98,681)	(16,877)	1,815
Other comprehensive income/(loss), net of tax	(371,228)	(63,489)	6,824
Comprehensive income/(loss)	$(38,750)	$190,450	$73,113
Basic earnings per common share	$6.25	$4.65	$1.12
Diluted earnings per common share	$6.18	$4.60	$1.12
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2019	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive income/(loss):
Net income	—	—	—	—	—	66,289	—	—	—	66,289
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	6,824	6,824
Total comprehensive income										73,113
Stock-based compensation expense recognized in earnings	—	—	—	—	15,681	—	—	—	—	15,681
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	132,709	1	(1,988)	—	—	—	—	(1,987)
Balance at December 31, 2020	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income/(loss):
Net income	—	—	—	—	—	253,939	—	—	—	253,939
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(63,489)	(63,489)
Total comprehensive income										190,450
Stock-based compensation expense recognized in earnings	—	—	—	—	30,061	—	—	—	—	30,061
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(18,721)	—	—	—	(18,721)
Issuance of stock related to stock-based awards	—	—	148,044	2	(3,123)	—	—	—	—	(3,121)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at December 31, 2021	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income (loss):
Net income	—	—	—	—	—	332,478	—	—	—	332,478
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(371,228)	(371,228)
Total comprehensive loss										(38,750)
Stock-based compensation expense recognized in earnings	—	—	—	—	21,246	—	—	—	—	21,246
Preferred stock dividend	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	248,387	3	(4,212)	—	—	—	—	(4,209)
Repurchase of common stock	—	—	—	—	—	—	(2,083,118)	(115,302)	—	(115,302)
Balance at December 31, 2022	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
(1)    Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-13. See Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021	2020
Operating activities
Net income	$332,478	$253,939	$66,289
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision/(benefit) for credit losses	66,000	(30,000)	258,000
Deferred tax expense/(benefit)	(17,395)	(20,253)	(7,964)
Depreciation and amortization expense	45,284	93,406	74,925
Net (gain)/loss on sale of loans held for sale	990	(1,317)	(58,026)
Increase/(decrease) in valuation allowance on mortgage servicing rights	—	(16,448)	20,164
Stock-based compensation expense	21,432	31,326	17,441
Purchases and originations of loans held for sale	(37,461)	(1,413,899)	(11,366,986)
Proceeds from sales and repayments of loans held for sale	8,132	1,676,601	13,619,623
Gain on sale of subsidiary	(248,526)	—	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(25,482)	154,114	10,654
Accrued interest payable and other liabilities	2,518	(70,154)	5,749
Net cash provided by operating activities	147,970	657,315	2,639,869
Investing activities
Purchases of available-for sale debt securities	(920,217)	(1,059,897)	(3,001,746)
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	432,175	569,931	52,609
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	87,945	—	—
Net decrease in equity securities	11,651	—	—
Originations of loans held for investment, mortgage finance	(102,438,943)	(167,084,439)	(216,234,122)
Proceeds from pay-offs of loans held for investment, mortgage finance	105,824,407	168,688,351	215,324,562
Proceeds from sale of mortgage servicing rights	—	115,891	—
Net (increase)/decrease in loans held for investment, excluding mortgage finance loans	(3,001,340)	7,076	926,176
Proceeds from sale of subsidiary	3,324,159	—	—
Purchase of premises and equipment, net	(11,270)	(4,127)	(2,796)
Net cash provided by/(used in) investing activities	3,308,567	1,232,786	(2,935,317)
Financing activities
Net increase/(decrease) in deposits	(5,252,485)	(2,887,224)	4,517,996
Issuance of stock related to stock-based awards	(4,209)	(3,121)	(1,986)
Net proceeds from issuance of preferred stock	—	289,723	—
Redemption of preferred stock	—	(150,000)	—
Preferred dividends paid	(17,250)	(18,721)	(9,750)
Repurchase of common stock	(115,302)	—	—
Net proceeds from issuance of long-term debt	—	639,440	—
Redemption of long-term debt	—	(111,000)	—
Net increase/(decrease) in short-term borrowings	(1,001,690)	(908,919)	569,985
Net cash provided by/(used in) financing activities	(6,390,936)	(3,149,822)	5,076,245
Net increase/(decrease) in cash and cash equivalents	(2,934,399)	(1,259,721)	4,780,797
Cash and cash equivalents at beginning of period	7,946,659	9,206,380	4,425,583
Cash and cash equivalents at end of period	$5,012,260	$7,946,659	$9,206,380
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$252,178	$111,199	$189,696
Cash paid during the period for income taxes	128,435	101,101	26,152
Transfers of debt securities from available-for-sale to held-to-maturity	1,019,365	—	—
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“TCBI” or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements include the accounts of TCBI and its wholly owned subsidiary, Texas Capital Bank (the “Bank”).
The Company serves the needs of commercial businesses, entrepreneurs and professionals located in Texas through a custom array of financial products and services with high-quality personal service.
On September 6, 2022, the Company announced the sale of BankDirect Capital Finance, LLC (“BDCF”), its insurance premium finance subsidiary, to AFCO Credit Corporation, an indirect wholly-owned subsidiary of Truist Financial Corporation. The sale of BDCF included its business operations and loan portfolio of approximately $3.1 billion. The sale was an all-cash transaction for a purchase price of $3.4 billion, representing a pre-tax gain of $248.5 million. This transaction did not meet the criteria for discontinued operations reporting, and the sale was completed on November 1, 2022.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
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
Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest bearing deposits in other banks and federal funds sold.
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
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion are included in interest income from investment securities. Gains or losses realized upon the sale of debt securities is recorded in other non-interest income on the consolidated statements of income and other comprehensive income. The cost of securities sold is based on the specific identification method.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest and other assets on the consolidated balance sheets. Available-for-sale and held-to-maturity debt securities are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable
Trading Account
Debt securities acquired for resale in anticipation of short-term market movements are classified as trading and recorded at fair value, with realized and unrealized gains and losses recognized in income.

Held-to-Maturity
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, net of any allowance for credit losses.
Management may transfer debt securities classified as available-for-sale to held-to-maturity when upon reassessment it is determined that the Company has both the positive intent and ability to hold these securities to maturity. The debt securities are transferred at fair value resulting in a premium or discount recorded on transfer date. Unrealized gains or losses at the date of transfer continue to be reported as a separate component of accumulated other comprehensive income/loss, net (“AOCI”). The premium or discount and the unrealized gain or loss, net of tax, in AOCI will be amortized to interest income over the remaining life of the securities using the interest method.
Available-for-Sale
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses, net of tax, reported as a separate component of AOCI. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities’ amortized cost basis is written down to fair value as a current period expense recorded on the consolidated statements of income and other comprehensive income. If either of the above criteria is not met, management evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in AOCI, net of tax, as a non-credit related impairment.
Included in debt securities available-for-sale are credit risk transfer (“CRT”) securities, which represent unsecured obligations issued by government sponsored entities (“GSEs”) such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which the Company shares in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount the Company will recover on the notes is reduced by its share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. Unrealized losses recognized in AOCI for the CRT securities are primarily related to the difference between the current market rate for similar securities and the stated interest rate and are not considered to be related to credit loss events. The CRT securities are generally interest-only for an initial period of time and may be restricted from being transferred until a future date.
Equity Securities
Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less any impairment.
Loans
Loans Held for Sale
The Company transitioned its mortgage correspondent aggregation (“MCA”) program to a third party in 2021. Prior to transition, the Company committed to purchase residential mortgage loans from independent correspondent lenders and delivered those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to third parties such as Ginnie Mae or to GSEs. In some cases, the Company retained the mortgage servicing rights. Once purchased, these loans were classified as held for sale and carried at fair value pursuant to the election of the fair value option in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments. At the commitment date, the Company entered into a corresponding forward sale commitment with a third party, typically Ginnie Mae or a GSE, to deliver the loans within a specified timeframe. The estimated gain/(loss) for the entire transaction (from initial purchase commitment to final delivery of loans) was recorded as an asset or liability.
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
From time to time the Company holds for sale certain commercial loans and also the guaranteed portion of Small Business Administration 7(a) loans, which are carried at lower of cost or fair value.

Loans Held for Investment
Loans held for investment (including financing leases) are stated at the amount of unpaid principal reduced by unearned income, net of direct loan origination costs. Interest on loans is recognized using the simple interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
Restructured loans are loans on which, due to the borrower’s financial difficulties, the Company has granted a concession that it would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, an adjustment to payment terms, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. A loan continues to qualify as restructured until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally for no less than twelve months. If the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that the Company is willing to accept for a new extension of credit with comparable risk, then the loan is no longer considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.
A loan is considered past due when a contractually due payment has not been received by the contractual due date. The Company places a loan on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed as a reduction of current period interest income. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that all amounts due will be collected (both principal and interest) according to the terms of the loan agreement.
Loans held for investment includes legal ownership interests in mortgage loans that the Company purchases through its mortgage finance division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional liquidity to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and the Company has no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, the Company’s ownership interest and that of the originator are delivered to the investor selected by the originator and approved. The Company typically purchases up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are generally held for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments received from investors are deemed to be payments made by or on behalf of the originator to repay the loan. Because the Company has an actual, legal ownership interest in the underlying residential mortgage loan, these interests are reported as extensions of credit to the originators that are secured by the mortgage loans as collateral.
Due to market conditions or events of default by the investor or the originator, the Company could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require further allocations of the allowance for credit losses or be subject to charge-off in the event the loans become impaired.
Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which uses the current expected credit loss ("CECL") model to determine the allowance for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 "Leases (Topic 842)".
The following is discussion of the allowance for credit losses on loans held for investment. See “Investment Securities - Debt Securities” above for discussion of the allowance for credit losses on available-for-sale and held-to maturity debt securities.
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
The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Reserves on loans that do not share risk characteristics are evaluated on an individual basis. In order to determine the allowance for credit losses, all loans are assigned a credit grade. Loans graded substandard or worse and greater than $500,000 are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. For purposes of determining the pool-basis reserve, the remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated first by portfolio segment, then by product type, to recognize differing risk profiles within portfolio segments, and finally by credit grade. Each credit grade within each product type is assigned a historical loss rate. These historical loss rates are then modified to incorporate a reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities on the consolidated balance sheets. The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. The PLQF is used to apply a qualitative adjustment across the entire portfolio of loans, while the SLQF is designed to apply a qualitative adjustment across a single portfolio segment. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
The Company generally uses a two-year forecast period, based on a single forecast scenario or a blend of multiple forecast scenarios, using variables management believes are most relevant to each portfolio segment. For periods beyond which management is able to develop reasonable and supportable forecasts, they immediately revert to the average historical loss rate. The forecast period and scenario(s) used are reviewed on a quarterly basis and may be adjusted based on management's view of the current economic conditions and level of predictability the forecast can provide.
Portfolio segments are used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. A summary of the primary portfolio segments is as follows:
Commercial. The commercial loan portfolio is comprised of lines of credit for working capital, term loans and leases to finance equipment and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth, acquisitions and business insurance premiums and are generally secured by accounts receivable, inventory, equipment and other assets of clients’ businesses. The commercial loan portfolio also includes consumer loans because the Company’s small portfolio of consumer loans is largely comprised of accommodation loans to individuals associated with its commercial clients.
Energy. The energy loan portfolio is primarily comprised of loans to exploration and production companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. The majority of this portfolio is first lien, senior secured, reserve-based lending, which the Company believes is the lowest-risk form of energy lending. Energy loans are impacted by commodity price volatility, as well as changes in consumer and business demand.
Mortgage finance. Mortgage finance loans relate to mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests from unaffiliated mortgage originators that are generally held for a period of less than 30 days and more typically 10-20 days before they are sold to an approved investor. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates and housing demand and tend to peak at the end of each month. Mortgage finance loans are consistently underwritten based on standards established by the approved investors. Market conditions or events of default by an investor or originator could require that the Company repurchases the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days.
Real estate. The real estate portfolio is comprised of the following types of loans:
Commercial real estate (“CRE”). The CRE portfolio is comprised of both construction/development financing and limited term financing provided to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings and residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.
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
The Company has several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within the criticized/classified credit grades are special mention, substandard and doubtful. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As the Company’s portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to the audit and risk committees of the board of directors for their review. The committees report to the board as part of the board's quarterly review of the Company’s consolidated financial statements.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable.
The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status as discussed above.
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
Goodwill and Other Intangible Assets, Net
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s goodwill and intangible assets relate primarily to customer relationships purchased as part of business acquisitions. Intangible assets with definite useful lives are amortized over their estimated life. Goodwill and intangible assets are tested for impairment at least annually or whenever changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
Financial Instruments with Off-Balance Sheet Risk
The Company has undertaken certain guarantee obligations in the ordinary course of business which include liabilities with off-balance sheet risk. The Company considers the following arrangements to be guarantees: commitments to extend credit, standby letters of credit and indemnification agreements included within third party contractual arrangements.
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit risk in excess of the amount recognized on the consolidated balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to extend credit do not include mortgage finance arrangements with mortgage loan originators through the mortgage warehouse lending division, which are established as uncommitted “guidance” purchase and sale facilities under which the mortgage originator has no obligation to offer and the Company has no obligation to purchase interests in the mortgage loans subject to the arrangements.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
In conjunction with the sale and securitization of loans held for sale and their related servicing rights, the Company may be exposed to liability resulting from recourse, repurchase and make-whole agreements. If it is determined subsequent to the sale of a loan or its related servicing rights that a breach of the representations or warranties made in the applicable sale agreement has occurred, which may include guarantees that prepayments will not occur within a specified and customary time frame, the Company may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan and its related servicing rights. The repurchase, indemnification and make-whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. The Company establishes reserves for estimated losses of this nature inherent in the sale of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received.
Leases
Right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease agreements may contain extension options which typically provide for an extension of a lease term at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Operating leases relate primarily to real estate used for corporate offices and bank branches and finance leases relate primarily to equipment. The Company does not separate lease and non-lease components for real estate leases.
For those leases with a term greater than one year, ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the incremental borrowing rate on the effective date of the lease, which is based on the Company’s collateralized borrowing capabilities over a similar term as the related lease payments. ROU assets are further adjusted for lease incentives.
Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, and are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and recorded in net occupancy expense on the consolidated statements of income and other comprehensive income.
Finance leases in which the Company is the lessee are recorded as finance lease ROU assets and finance lease liabilities and are included in premises and equipment, net, and other liabilities, respectively, on the consolidated balance sheets. Finance lease expense is comprised of amortization of the ROU asset, which is recognized on a straight-line basis over the lease term and recorded in net occupancy expense on the consolidated statements of income and other comprehensive income, and the implicit interest accreted on the operating lease liability, which is recognized using the effective interest method over the lease term and recorded in interest expense on the consolidated statements of income and other comprehensive income.
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
The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of revenue-generating activities that are within the scope of ASC 606, which are presented in the income statements as components of non-interest income are as follows:
•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a stop payment). Payments for these activities are generally received at the time the performance obligations are satisfied.
•Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. These fees are typically paid on a quarterly basis and recognized ratably throughout the quarter as the performance obligation is satisfied each month.
•Brokered loan fees - these represent fees for the administration and funding of purchased mortgage loan interests as well as facility renewal and application fees received from mortgage originator customers in the mortgage warehouse lending business. Also included are fees received from independent correspondent mortgage lenders as consideration for the purchase of individual residential mortgage loans through the Company’s MCA business. Revenue related to the mortgage warehouse lending business is recognized when the related loan interest is disposed (i.e., through sale or payoff) or upon receipt of the facility renewal or application. Revenue related to the MCA business is recognized at the time a loan is purchased.

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
•Other non-interest income includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606. Also included in other-non-interest income are interchange fees earned when commercial credit card clients process transactions through card networks. The Company’s performance obligations are generally complete when the transactions generating the fees are processed.
Stock-based Compensation
The Company accounts for all stock-based compensation transactions in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense on the consolidated statements of income and other comprehensive income based on their fair values on the measurement date, which is generally the date of the grant.
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
GAAP does not permit the adjustment of tax amounts in AOCI for changes in tax rates; as a result the effects become “stranded” in AOCI. Stranded tax effects caused by the revaluation of deferred taxes are reclassified from AOCI to retained earnings in accordance with ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
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

The following are descriptions of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments:
Cash and Cash Equivalents, Variable Rate Loans, Variable Rate Short-term Borrowings and Variable Rate Long-term Debt
The fair value of these financial instruments approximates carrying value.
Investment Securities
The fair value of the Company’s U.S. Treasury, U.S. government agency and residential mortgage-backed securities are based on prices obtained from independent pricing services. The Company’s U.S. Treasury securities are valued based on quoted market prices for identical securities in an active market and are classified as Level 1 assets in the fair value hierarchy, while the Company’s U.S. government agency and residential mortgage-backed securities are valued based on quoted market prices for the same or similar securities and are characterized as Level 2 assets in the fair value hierarchy. Management obtains documentation from the primary independent pricing service regarding the processes and controls applicable to pricing investment securities, and on a quarterly basis independently verify the prices that were received from the service provider using two additional independent pricing sources. Tax-exempt asset-backed securities and CRT securities are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
Within the investment securities portfolio, the Company holds equity securities that consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to non-qualified deferred compensation plan. Some of these equity securities are valued using quoted market prices for identical equity securities in an active market and are classified as Level 1 assets in the fair value hierarchy and others are traded in less active markets and are classified as Level 2 assets in the fair value hierarchy.
Loans Held for Sale
The fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy, or is derived from third party pricing models, in which case they are characterized as Level 3 assets in the fair value hierarchy.
Derivative Assets and Liabilities
The estimated fair value of derivative assets and liabilities is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. On a quarterly basis, management independently verifies the fair value using an additional independent pricing source.
Derivative Financial Instruments
All contracts that satisfy the definition of a derivative are recorded at fair value in other assets and other liabilities on the consolidated balance sheets, and the related cash flows are recorded in the operating activities section of the consolidated statement of cash flows. The Company records the derivatives on a net basis when a right of offset exists with a single counterparty that is subject to a legally enforceable master netting agreement.
Non-Hedging Derivatives
The Company enters into an interest rate swap, cap and/or floor derivative instruments with customers while at the same time entering into offsetting interest rate swap, cap and/or floor derivative instruments with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative instruments substantially offset each other and do not have a material impact on the Company’s results of operations.
The Company offers forward contract derivative instruments, such as to-be-announced U.S. agency residential mortgage-back securities, to its mortgage banking customers to allow the customers to mitigate exposure to market risks associated with the purchase or origination of mortgage loans. To mitigate the Company’s exposure to these forward contracts, the Company will enter offsetting forward contracts, most typically with a financial institution. Any changes in fair value to the forward contract derivative instruments are recorded in investment banking and trading income on the consolidated statements of income and other comprehensive income.
The Company also offers foreign currency forward contracts derivative instruments in which the Company enters into a contract with a customer to buy or sell a foreign currency at a future date for a specified price while at the same time entering into an offsetting contract with a financial institution to buy or sell the same currency at the same future date for a specified price. The transaction allows the customer to manage their exposure to foreign currency exchange rate fluctuations. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative instruments substantially offset each other and do not have a material impact on the Company’s results of operations.
Prior to the transition of its MCA program to a third party in 2021, the Company entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans or to deliver mortgage-backed securities at a future date. The objective of these transactions was to mitigate the Company’s exposure to interest rate risk associated with the purchase of mortgage loans held for sale. Any changes in fair value were recorded in gain/(loss) on sale of loans held for sale on the consolidated statements of income and other comprehensive income.
Prior to the sale of its portfolio of MSRs to a third party in 2021, the Company entered into interest rate derivative contracts, primarily interest rate swap futures and forward sale commitments of mortgage-backed securities, in order to mitigate exposure to potential impairment losses from adverse changes in the fair value of the Company’s residential MSR portfolio. These derivative instruments were considered highly liquid and could be settled daily, which allowed the Company to dynamically manage its exposure. The derivative instruments were used to economically hedge the fair value of the residential MSR portfolio impacted by changes in anticipated prepayments resulting from mortgage interest rate movements and were classified as other assets and other liabilities on the consolidated balance sheets. Any unrealized or realized gains/(losses) related to derivatives economically hedging the residential MSR portfolio were recognized in servicing-related expenses along with changes to the MSR valuation allowance.
Derivatives Designated as Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.
Segment Reporting
The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the chief operating decision maker.
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except share and per share data)	2022	2021	2020
Numerator:
Net income	$332,478	$253,939	$66,289
Preferred stock dividends	17,250	18,721	9,750
Net income available to common stockholders	$315,228	$235,218	$56,539
Denominator:
Denominator for basic earnings per common share—weighted average common shares	50,457,746	50,580,660	50,430,326
Effect of dilutive outstanding stock-settled awards	588,996	560,314	152,653
Denominator for dilutive earnings per common share—weighted average diluted common shares	51,046,742	51,140,974	50,582,979
Basic earnings per common share	$6.25	$4.65	$1.12
Diluted earnings per common share	$6.18	$4.60	$1.12
Anti-dilutive outstanding stock-settled awards	311,226	93,945	453,024

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$698,769	$—	$(28,187)	$670,582
U.S. government agency securities	125,000	—	(22,846)	102,154
Residential mortgage-backed securities	2,162,364	3	(331,320)	1,831,047
Tax-exempt asset-backed securities	—	—	—	—
CRT securities	14,713	—	(2,852)	11,861
Total available-for-sale debt securities	3,000,846	3	(385,205)	2,615,644
Held-to-maturity debt securities:
Residential mortgage-backed securities	935,514	—	(118,600)	816,914
Total held-to-maturity debt securities	935,514	—	(118,600)	816,914
Equity securities				33,956
Total investment securities(2)				$3,585,114
December 31, 2021
Available-for-sale debt securities:
U.S. government agency securities	$125,000	$—	$(4,056)	$120,944
Residential mortgage-backed securities	3,288,261	156	(63,039)	3,225,378
Tax-exempt asset-backed securities	170,626	9,407	—	180,033
CRT securities	14,713	—	(2,867)	11,846
Total available-for-sale debt securities	3,598,600	9,563	(69,962)	3,538,201
Equity securities				45,607
Total investment securities(2)				$3,583,808
(1)    Excludes accrued interest receivable of $6.6 million and $6.6 million at December 31, 2022 and December 31, 2021, respectively, related to available-for-sale debt securities and $1.5 million at December 31, 2022 related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
In the first quarter of 2022, the Company transferred $1.0 billion of available-for-sale debt securities to held-to-maturity at fair value. The transfer was the result of deliberate actions taken to execute on asset-liability management strategies in response to rising interest rates. Management determined that it has both the positive intent and ability to hold these securities to maturity. There were no gains or losses recognized as a result of this transfer.
In the second quarter of 2022, the Company’s tax-exempt asset-backed securities were redeemed at par. The outstanding certificates were cancelled and related trusts were terminated. Unrealized gains and losses previously recorded, net of tax, in AOCI were reversed and no additional gains or losses were recognized as a result of the redemption.
The amortized cost and estimated fair value as of December 31, 2022, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14	$14	$—	$—
Due after one year through five years	698,769	670,582	—	—
Due after five years through ten years	156,551	128,026	—	—
Due after ten years	2,145,512	1,817,022	935,514	816,914
Total	$3,000,846	$2,615,644	$935,514	$816,914

The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
U.S. Treasury securities	$670,582	$(28,187)	$—	$—	$670,582	$(28,187)
U.S. government agency securities	—	—	102,154	(22,846)	102,154	(22,846)
Residential mortgage-backed securities	261,502	(9,481)	1,569,107	(321,839)	1,830,609	(331,320)
CRT securities	—	—	11,861	(2,852)	11,861	(2,852)
Total	$932,084	$(37,668)	$1,683,122	$(347,537)	$2,615,206	$(385,205)
December 31, 2021
U.S. government agency securities	$24,085	$(915)	$96,859	$(3,141)	$120,944	$(4,056)
Residential mortgage-backed securities	2,871,052	(50,721)	303,491	(12,318)	3,174,543	(63,039)
CRT securities	—	—	11,846	(2,867)	11,846	(2,867)
Total	$2,895,137	$(51,636)	$412,196	$(18,326)	$3,307,333	$(69,962)
At December 31, 2022, the Company had 103 available-for-sale debt securities in an unrealized loss position, comprised of 13 U.S. Treasury securities, five U.S. government agency securities, 83 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has, therefore recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At December 31, 2022 and December 31, 2021, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
Debt securities with carrying values of approximately $16.1 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at December 31, 2022. The comparative amounts at December 31, 2021 were $22.0 million and $2.0 million, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to the Company’s non-qualified deferred compensation plan. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Year Ended December 31, 2022
(in thousands)	2022	2021
Net gains/(losses) recognized during the period	$(7,876)	2,277
Less: Realized net gains/(losses) recognized on securities sold	714	1,065
Unrealized net gains/(losses) recognized on securities still held	$(8,590)	1,212

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

	December 31,
(in thousands)	2022	2021
Loans held for investment(1):
Commercial	$8,902,948	$9,897,561
Energy	1,159,296	721,373
Mortgage finance	4,090,033	7,475,497
Real estate	5,198,643	4,777,530
Gross loans held for investment	19,350,920	22,871,961
Unearned income (net of direct origination costs)	(63,580)	(65,007)
Total loans held for investment	19,287,340	22,806,954
Allowance for credit losses on loans	(253,469)	(211,866)
Total loans held for investment, net	$19,033,871	$22,595,088
Loans held for sale:
Mortgage loans, at fair value	$—	$8,123
Non-mortgage loans, at lower of cost or fair value	36,357	—
Total loans held for sale	$36,357	$8,123
(1)    Excludes accrued interest receivable of $100.4 million and $50.9 million at December 31, 2022 and December 31, 2021, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2022
Commercial
(1-7) Pass	$1,903,529	$671,459	$244,568	$255,444	$325,201	$244,373	$4,877,753	$21,063	$8,543,390
(8) Special mention	9,141	7,740	3,628	37,794	11,998	4,975	95,310	2,250	172,836
(9) Substandard - accruing	18,670	71,147	514	1,666	14,933	6,305	30,070	—	143,305
(9+) Non-accrual	376	512	751	30,425	6,226	2,520	2,607	—	43,417
Total commercial	$1,931,716	$750,858	$249,461	$325,329	$358,358	$258,173	$5,005,740	$23,313	$8,902,948
Energy
(1-7) Pass	$124,691	$12,517	$—	$—	$—	$3,317	$1,007,776	$—	$1,148,301
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	7,337	—	7,337
(9+) Non-accrual	—	—	—	—	—	—	3,658	—	3,658
Total energy	$124,691	$12,517	$—	$—	$—	$3,317	$1,018,771	$—	$1,159,296
Mortgage finance
(1-7) Pass	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
Real estate
CRE
(1-7) Pass	$1,085,254	$756,180	$563,341	$447,346	$183,634	$284,698	$97,337	$11,944	$3,429,734
(8) Special mention	2,765	6,524	37,791	5,295	19,350	3,652	—	—	75,377
(9) Substandard - accruing	—	17,850	—	—	11,458	17,698	—	—	47,006
(9+) Non-accrual	—	—	—	—	—	182	—	—	182
RBF
(1-7) Pass	94,066	70,951	12,161	6,106	2,655	—	326,164	—	512,103
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	7,840	—	—	—	—	—	—	—	7,840
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	182,840	131,538	94,611	67,518	76,951	163,838	42,333	31,293	790,922
(8) Special mention	729	—	8,721	—	—	386	—	—	9,836
(9) Substandard - accruing	—	—	—	247	—	1,035	—	—	1,282
(9+) Non-accrual	—	—	1,081	—	—	—	—	—	1,081
Secured by 1-4 family
(1-7) Pass	64,050	89,967	53,003	24,314	16,953	70,082	4,911	—	323,280
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total real estate	$1,437,544	$1,073,010	$770,709	$550,826	$311,001	$541,571	$470,745	$43,237	$5,198,643
Total	$3,524,436	$2,318,862	$1,217,215	$1,143,913	$1,134,112	$3,450,576	$6,495,256	$66,550	$19,350,920

(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2021
Commercial
(1-7) Pass	$1,133,013	$3,157,150	$546,520	$319,246	$200,478	$289,795	$3,960,706	$41,377	$9,648,285
(8) Special mention	2,650	5,277	23,129	8,697	39	5,322	5,120	7,883	58,117
(9) Substandard - accruing	—	7,705	102,619	25,010	6,202	6,962	14,742	2,007	165,247
(9+) Non-accrual	736	1,191	49	12,955	1,166	6,196	3,619	—	25,912
Total commercial	$1,136,399	$3,171,323	$672,317	$365,908	$207,885	$308,275	$3,984,187	$51,267	$9,897,561
Energy
(1-7) Pass	$71,750	$—	$—	$3	$—	$7,188	$577,988	$—	$656,929
(8) Special mention	—	—	—	—	—	—	27,421	—	27,421
(9) Substandard - accruing	—	—	—	—	—	8,643	—	—	8,643
(9+) Non-accrual	—	—	—	—	—	—	28,380	—	28,380
Total energy	$71,750	$—	$—	$3	$—	$15,831	$633,789	$—	$721,373
Mortgage finance
(1-7) Pass	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$289,042	$590,616	$656,445	$754,507	$332,001	$4,852,886	$—	$—	$7,475,497
Real estate
CRE
(1-7) Pass	$497,462	$576,344	$600,005	$294,005	$155,252	$451,042	$73,988	$25,970	$2,674,068
(8) Special mention	—	—	291	8,827	20,089	26,344	—	—	55,551
(9) Substandard - accruing	17,850	—	—	40,900	37,393	38,188	—	2,308	136,639
(9+) Non-accrual	—	—	—	—	—	198	—	—	198
RBF
(1-7) Pass	155,595	44,362	9,693	8,565	—	12,732	460,888	—	691,835
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	166,202	148,811	119,017	106,343	61,723	139,723	47,653	29,595	819,067
(8) Special mention	—	7,365	—	—	845	4,982	—	—	13,192
(9) Substandard - accruing	—	6,424	—	—	16,922	20,184	—	—	43,530
(9+) Non-accrual	—	—	—	—	2,641	1,450	—	13,741	17,832
Secured by 1-4 family
(1-7) Pass	96,899	60,659	40,586	22,976	31,826	65,910	4,535	—	323,391
(8) Special mention	—	553	—	—	—	291	—	—	844
(9) Substandard - accruing	—	—	—	—	—	1,203	—	—	1,203
(9+) Non-accrual	—	—	—	—	—	180	—	—	180
Total real estate	$934,008	$844,518	$769,592	$481,616	$326,691	$762,427	$587,064	$71,614	$4,777,530
Total	$2,431,199	$4,606,457	$2,098,354	$1,602,034	$866,577	$5,939,419	$5,205,040	$122,881	$22,871,961

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Year Ended December 31, 2022
Beginning balance	$102,202	$52,568	$6,083	$51,013	$211,866
Provision for credit losses on loans	51,571	(981)	4,662	6,220	61,472
Charge-offs	17,614	5,605	—	350	23,569
Recoveries	682	3,018	—	—	3,700
Net charge-offs (recoveries)	16,932	2,587	—	350	19,869
Ending balance	$136,841	$49,000	$10,745	$56,883	$253,469
Year Ended December 31, 2021
Beginning balance	$73,061	$84,064	$4,699	$92,791	$254,615
Provision for credit losses on loans	36,733	(27,045)	1,384	(40,903)	(29,831)
Charge-offs	11,987	6,418	—	1,192	19,597
Recoveries	4,395	1,967	—	317	6,679
Net charge-offs (recoveries)	7,592	4,451	—	875	12,918
Ending balance	$102,202	$52,568	$6,083	$51,013	$211,866
The Company recorded a $61.5 million provision for credit losses for the year ended December 31, 2022, compared to a $29.8 million negative provision for the same period of 2021. The $61.5 million provision for credit losses resulted primarily from updated views on the downside risks to the economic forecast and an increase in net charge-offs during 2022. Net charge-offs for the year ended December 31, 2022 were $19.9 million, compared to $12.9 million during the same period of 2021. Criticized loans totaled $513.2 million at December 31, 2022 and $582.9 million at December 31, 2021.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. There were no loans that met these criteria at December 31, 2022.
The table below provides an age analysis of loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(2)	Current	Total	Non-accrual With No Allowance
December 31, 2022
Commercial	$6,714	$3,041	$131	$9,886	$43,417	$8,849,645	$8,902,948	$41,476
Energy	—	—	—	—	3,658	1,155,638	1,159,296	3,658
Mortgage finance	—	—	—	—	—	4,090,033	4,090,033	—
Real estate
CRE	440	—	—	440	182	3,551,677	3,552,299	—
RBF	—	—	—	—	—	519,943	519,943	—
Other	2,438	—	—	2,438	1,081	799,602	803,121	—
Secured by 1-4 family	—	—	—	—	—	323,280	323,280	—
Total	$9,592	$3,041	$131	$12,764	$48,338	$19,289,818	$19,350,920	$45,134
(1)As of December 31, 2022 $2.2 million of non-accrual loans were earning interest income on a cash basis compared to none as of December 31, 2021. Additionally, $801,000 and $624,000 of interest income was recognized on non-accrual loans for the years ended December 31, 2022 and 2021, respectively. Accrued interest of $1.6 million and $1.2 million was reversed during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022 and December 31, 2021, the Company did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2022 and 2021, $531,000 and $19.4 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.

The following table details the recorded investment at December 31, 2022 of loans restructured during the year ended December 31, 2022:

	Extended Maturity		Adjusted Payment Schedule		Total
(dollars in thousands)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Year Ended December 31, 2022
Commercial	—	$—	1	$531	1	$531
Total	—	—	1	531	1	531
The Company did not have any loans that were restructured during the year ended December 31, 2021.
The restructuring of these loans did not have a significant impact on the allowance for credit losses at December 31, 2022 or 2021. As of December 31, 2022 and 2021, the Company did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) Leases
The following table presents ROU assets and lease liabilities:

	Year Ended December 31,
(in thousands)	2022	2021
ROU assets:
Finance leases	$2,865	$259
Operating leases	79,889	55,330
Total	$82,754	$55,589
Lease liabilities
Finance leases	$2,877	$259
Operating leases	103,814	69,184
Total	$106,691	$69,443
As of December 31, 2022, operating leases had remaining lease terms of generally 1 year to 17 years, while finance leases had remaining terms of generally 2 years.
The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,108	$32
Interest on lease liabilities	34	1
Operating lease cost	23,463	15,608
Short-term lease cost	19	19
Variable lease cost	5,122	4,747
Sublease income	(18)	(107)
Net lease cost	$29,728	$20,299
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$34	$1
Operating cash flows from operating leases	21,910	17,666
Financing cash flows from finance leases	1,096	32
ROU assets obtained in exchange for new finance leases	3,714	291
ROU assets obtained in exchange for new operating leases	57,544	2,109

The table below summarizes other information related to operating and finance leases:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term - finance leases, in years	2.2	2.7
Weighted-average remaining lease term - operating leases, in years	11.5	5.9
Weighted-average discount rate - finance leases	1.74%	0.77%
Weighted-average discount rate - operating leases	4.16%	2.30%
The table below summarizes the maturity of remaining lease liabilities as of December 31, 2022:

(in thousands)	Finance Leases	Operating Leases	Total
2023	$1,367	$16,993	$18,360
2024	1,334	13,130	14,464
2025	237	9,756	9,993
2026	—	10,022	10,022
2027	—	9,921	9,921
2028 and thereafter	—	78,306	78,306
Total lease payments	2,938	138,128	141,066
Less: Interest	(61)	(34,314)	(34,375)
Present value of lease liabilities	$2,877	$103,814	$106,691
(6) Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized as follows:

(in thousands)	Goodwill and Intangible Assets	Accumulated Amortization	Goodwill and Intangible Assets, Net
December 31, 2022
Goodwill	$1,870	$(374)	$1,496
Intangible assets—customer relationships and trademarks	—	—	—
Total goodwill and intangible assets	$1,870	$(374)	$1,496
December 31, 2021
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(6,838)	2,168
Total goodwill and intangible assets	$24,474	$(7,212)	$17,262
On November 1, 2022, the sale of BDCF was completed, resulting in the removal of goodwill and other intangible assets, net of accumulated amortization, of $15.4 million.
In 2022 and 2021, the annual test of goodwill impairment was performed, and in both periods, no impairment was indicated.
Amortization expense related to intangible assets totaled $338,000 in 2022, $405,000 in 2021 and $432,000 in 2020.
(7) Premises & Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2022	2021
Premises	$34,930	$32,609
Furniture and equipment	54,581	43,852
Total cost	89,511	76,461
Accumulated depreciation	(63,129)	(55,560)
Total premises and equipment, net	$26,382	$20,901
Depreciation and amortization expense for the above premises and equipment was approximately $9.5 million, $8.1 million and $9.5 million in 2022, 2021 and 2020, respectively.

(8) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2022	2021
Non-interest bearing deposits	$9,618,081	$13,390,370
Interest bearing deposits:
Transaction	683,562	2,837,521
Savings	11,042,658	10,682,768
Time	1,512,579	1,198,706
Total interest bearing deposits	13,238,799	14,718,995
Total deposits	$22,856,880	$28,109,365
The scheduled maturities of interest bearing time deposits were as follows at December 31, 2022:

(in thousands)
2023	$1,482,377
2024	26,777
2025	3,272
2026	52
2027	101
2028 and after	—
Total	$1,512,579
At December 31, 2022 and 2021, interest bearing time deposits greater than $250,000 were approximately $258.4 million and $186.0 million, respectively.
(9) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of the Company’s short-term borrowings, all of which mature within one year:

(dollars in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2022
Amount outstanding at year-end	$—	$1,142	$1,200,000
Interest rate at year-end	—%	0.25%	4.25%
Average balance outstanding during the year	$30,741	$1,928	$1,797,082
Weighted-average interest rate during the year	1.17%	0.28%	1.60%
Maximum month-end outstanding during the year	$525,000	$2,320	$2,650,000
December 31, 2021
Amount outstanding at year-end	$—	$2,832	$2,200,000
Interest rate at year-end	—%	0.25%	0.13%
Average balance outstanding during the year	$88,916	$4,199	$2,306,165
Weighted-average interest rate during the year	0.15%	0.28%	0.19%
Maximum month-end outstanding during the year	$302,301	$5,487	$2,600,000

The table below presents a summary of long-term debt:

	December 31,
(in thousands)	2022	2021
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$272,492	$270,487
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,196	173,935
Company-issued 4.00% fixed rate subordinated notes due 2031	371,348	370,910
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$931,442	$928,738
The following table summarizes the significant terms of the Company’s trust preferred subordinated debentures:

(dollars in thousands)	Texas Capital Statutory Trust I	Texas Capital Statutory Trust II	Texas Capital Statutory Trust III	Texas Capital Statutory Trust IV	Texas Capital Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Floating	Floating	Floating
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	December 2036
(10) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Year Ended December 31,
(in thousands)	2022	2021
Beginning balance of allowance for off-balance sheet credit losses	$17,265	$17,434
Provision for off-balance sheet credit losses	4,528	(169)
Ending balance of allowance for off-balance sheet credit losses	$21,793	$17,265

	December 31,
(in thousands)	2022	2021
Commitments to extend credit - period end balance	$9,673,082	$9,445,763
Standby letters of credit - period end balance	417,896	357,672
(11) Regulatory Ratios and Capital
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
Additionally, the Basel III Capital Rules require that the Company maintains a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during 2022, 2021 or 2020. On April 19, 2022, the Company’s board of directors authorized the Company to repurchase up to $150.0 million in shares of its outstanding common stock. During the year ended December 31, 2022, the Company repurchased 2,083,118 shares of its common stock for an aggregate price of $115.3 million, at a weighted average price of $55.35 per share. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock.
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted CECL on January 1, 2020 and have elected to utilize the five-year transition option.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of December 31, 2022 and 2021. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on the Bank’s condition and results of operations.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
At the beginning of each of the last five years of the life of the Bank issued fixed rate subordinated notes due 2026, the amount that is eligible to be included in Tier 2 capital is reduced by 20% of the original amount of the notes (net of redemptions). In 2022, the amount of the notes that qualify as Tier 2 capital has been reduced by 40%.

The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules. The ratios presented below include the effects of the election to utilize the five-year CECL transition described above.

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022
CET1
Company	$3,180,208	13.00%	$1,712,608	7.00%	N/A	N/A
Bank	3,408,178	13.95%	1,710,056	7.00%	1,587,909	6.50%
Total capital (to risk-weighted assets)
Company	4,331,098	17.70%	2,568,912	10.50%	2,446,583	10.00%
Bank	3,987,720	16.32%	2,565,083	10.50%	2,442,937	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,590,208	14.67%	2,079,595	8.50%	1,467,950	6.00%
Bank	3,568,178	14.61%	2,076,496	8.50%	1,954,349	8.00%
Tier 1 capital (to average assets)(1)
Company	3,590,208	11.54%	1,244,494	4.00%	N/A	N/A
Bank	3,568,178	11.48%	1,243,232	4.00%	1,554,039	5.00%
December 31, 2021
CET1
Company	$2,949,785	11.06%	$1,866,444	7.00%	N/A	N/A
Bank	3,013,170	11.30%	1,866,303	7.00%	1,732,996	6.50%
Total capital (to risk-weighted assets)
Company	4,085,540	15.32%	2,799,666	10.50%	2,666,348	10.00%
Bank	3,578,014	13.42%	2,799,455	10.50%	2,666,148	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,359,785	12.60%	2,266,396	8.50%	1,599,809	6.00%
Bank	3,173,170	11.90%	2,266,225	8.50%	2,132,918	8.00%
Tier 1 capital (to average assets)(1)
Company	3,359,785	9.01%	1,490,902	4.00%	N/A	N/A
Bank	3,173,170	8.51%	1,490,677	4.00%	1,863,346	5.00%
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
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits; however, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020, therefore the total requirement was zero at both December 31, 2022 and 2021.
(12) Stock-Based Compensation and Employee Benefits
The Company has a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. These contributions were approximately $13.3 million, $10.2 million and $10.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
The Company also offers a non-qualified deferred compensation plan for executives and key members of management in order to assist in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows the Company to make discretionary contributions on behalf of a participant as well as matching contributions. The Company did not make a matching contribution in 2022, compared to matching contributions of $274,000 in 2021 and $1.0 million in 2020. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant.

Salary deferrals are recorded as salaries and employee benefits expense on the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
The Company has an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. Employee contributions to the ESPP were temporarily suspended throughout 2020. On January 1, 2021, the suspension was removed and employee contributions commenced. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2022, 2021 and 2020, 184,263, 164,033 and 155,933 shares, respectively, had been purchased on behalf of employees under the ESPP.
The Company has stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements and may be settled in shares of common stock or paid in cash. Under the plans, the Company may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance awards or any combination thereof to employees and non-employee directors. A total of 1,400,000 shares are authorized for grant under the current plan. Total shares remaining available for grant under the current plan at December 31, 2022 were 1,143,773.
A summary of the Company’s SAR activity and related information is as follows. Grants of SARs include time-based vesting conditions that generally vest ratably over a period of five years.

	December 31, 2022		December 31, 2021		December 31, 2020
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	3,000	$44.20	12,400	$43.48	21,200	$33.95
Exercised	(3,000)	44.20	(9,400)	43.24	(8,800)	20.52
Outstanding at year-end	—	$—	3,000	$44.20	12,400	$43.48
Vested and exercisable at year-end	—	$—	3,000	$44.20	12,400	$43.48
Weighted average remaining contractual life of vested (in years)		0.00		1.66		2.26
Weighted average remaining contractual life of outstanding (in years)		0.00		1.66		2.26
Compensation expense	$—		$—		$—
Unrecognized compensation expense	$—		$—		$—
Intrinsic value of exercised	$64,000		$302,000		$294,000
A summary of the Company’s RSU activity and related information is as follows. Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of three to five years. Additionally, from time to time, grants of RSUs with both time-based and performance-based vesting conditions are made that generally vest at the end of a three or four year period.

	December 31, 2022		December 31, 2021		December 31, 2020
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,206,862	$56.06	955,594	$48.76	558,312	$64.95
Granted	454,314	68.15	677,472	66.31	631,092	39.37
Vested	(308,771)	54.51	(187,530)	58.82	(171,494)	65.17
Forfeited	(196,753)	58.42	(238,674)	53.76	(62,316)	56.92
Outstanding at year-end	1,155,652	$61.12	1,206,862	$56.06	955,594	$48.76
Compensation expense	$21,246,000		$30,060,000		$15,655,000
Unrecognized compensation expense	$32,148,000		$32,525,000		$29,146,000
Weighted average years over which unrecognized compensation expense is expected to be recognized		2.31		2.79		2.83
The Company may make grants of restricted common stock to various non-employee directors as to which restrictions lapse ratably over a period of three years. No grants of restricted stock were made during 2022, 2021 or 2020 and no compensation expense was recorded during 2022, compared to compensation expense of $1,000 and $26,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, there were no remaining restrictions on any grants of restricted common stock.
Total compensation cost for grants of stock-settled units was $21.2 million, $30.1 million and $15.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company did not have cash-settled RSUs outstanding at December 31, 2022. No grants of cash-settled RSUs were made in 2022, 2021 or 2020. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end. Compensation cost for the cash-settled units was $186,000, $1.3 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(13) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$109,370	$97,608	$32,701
State	7,302	6,761	920
Total	116,672	104,369	33,621
Deferred:
Federal	(16,178)	(19,020)	(7,964)
State	(1,217)	(1,233)	—
Total	(17,395)	(20,253)	(7,964)
Total expense:
Federal	93,192	78,588	24,737
State	6,085	5,528	920
Total	$99,277	$84,116	$25,657
The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense and effective tax rate is as follows:

	Year ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. statutory rate	$90,669	21%	$70,992	21%	$19,309	21%
State taxes	6,822	2%	4,108	1%	726	1%
Tax-exempt income	(1,061)	—%	(1,855)	(1)%	(3,356)	(4)%
Tax credits	(128)	—%	(179)	—%	(1,216)	(1)%
Disallowed FDIC	1,491	—%	2,936	1%	3,920	4%
Disallowed compensation	2,771	1%	6,377	2%	3,098	3%
Other	(1,287)	(1)%	1,737	1%	3,176	4%
Total	$99,277	23%	$84,116	25%	$25,657	28%
At December 31, 2022, 2021 and 2020, the Company had unrecognized tax benefits of $889,000, $722,000 and $1.1 million, respectively.
The Company is no longer subject to U.S. federal income tax examinations for years before 2019 or state and local income tax examinations for years before 2018.

The table below summarizes significant components of deferred tax assets and liabilities utilizing the federal corporate income tax rate of 21%. Management believes it is more likely than not that all of the deferred tax assets will be realized.

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$62,154	$51,738
Lease liabilities	24,091	15,615
Loan origination fees	14,385	11,204
Stock compensation	5,031	4,649
Non-accrual interest	1,132	1,874
Non-qualified deferred compensation	4,782	6,705
Net unrealized losses in AOCI	111,365	12,684
Other	4,678	1,671
Total deferred tax assets	227,618	106,140
Deferred tax liabilities:
Loan origination costs	(3,217)	(3,110)
Leases	(12,863)	(8,414)
Lease ROU assets	(19,807)	(14,266)
Depreciation	(9,034)	(10,567)
Other	(284)	(3,446)
Total deferred tax liabilities	(45,205)	(39,803)
Net deferred tax asset	$182,413	$66,337
(14) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. See Note 1 - Operations and Summary of Significant Accounting Policies for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$670,582	$—	$—
U.S. government agency securities	—	102,154	—
Residential mortgage-backed securities	—	1,831,047	—
CRT securities	—	—	11,861
Equity securities(1)(2)	22,879	11,077	—
Derivative assets(4)	—	13,504	—
Derivative liabilities(4)	—	91,758	—
Non-qualified deferred compensation plan liabilities(5)	21,177	—	—
December 31, 2021
Available-for-sale debt securities:(1)
U.S. government agency securities	$—	$120,944	$—
Residential mortgage-backed securities	—	3,225,378	—
Tax-exempt asset-backed securities	—	—	180,033
CRT securities	—	—	11,846
Equity securities(1)(2)	33,589	12,018	—
Mortgage loans held for sale(3)	—	465	7,658
Derivative assets(4)	—	37,788	—
Derivative liabilities(4)	—	37,788	—
Non-qualified deferred compensation plan liabilities(5)	29,695	—	—

(1)Investment securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities, which are measured quarterly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to non-qualified deferred compensation plan.
(3)Mortgage loans held for sale measured at fair value on a recurring basis, generally monthly.
(4)Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
(5)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year Ended December 31, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(170,626)	$—	$(9,407)	$—
CRT securities	11,846	—	—	—	15	11,861
Loans held for sale(2)	7,658	1,569	(8,132)	(1,095)	—	—
Year Ended December 31, 2021
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$199,176	$—	$(14,314)	$—	$(4,829)	$180,033
CRT securities	11,417	—	—	—	429	11,846
Loans held for sale(2)	6,933	2,125	(1,428)	5	23	7,658
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale on the consolidated statements of income and other comprehensive income/(loss).
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. The securities were redeemed in full in the second quarter of 2022. At December 31, 2021, the combined weighted-average discount rate and weighted-average life utilized were 2.60% and 4.61 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2022, the discount rates utilized ranged from 6.67% to 11.37% and the weighted-average life ranged from 5.06 years to 8.67 years. On a combined amortized cost weighted-average basis a discount rate of 8.24% and a weighted-average life of 6.26 years were utilized to determine the fair value of these securities at December 31, 2022. At December 31, 2021, the combined weighted-average discount rate and weighted-average life utilized were 4.97% and 6.35 years, respectively.
Loans held for sale
The fair value of mortgage loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. There were no loans held for sale that were measured at fair value on a recurring basis at December 31, 2022. At December 31, 2021, the fair value of loans held for sale was calculated using a weighted-average discounted price of 97.8%.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$5,012,260	$5,012,260	$5,012,260	$—	$—
Available-for-sale debt securities	2,615,644	2,615,644	670,582	1,933,201	11,861
Held-to-maturity debt securities	935,514	816,914	—	816,914	—
Equity securities	33,956	33,956	22,879	11,077	—
Loans held for sale	36,357	36,357	—	—	36,357
Loans held for investment, net	19,033,871	18,969,922	—	—	18,969,922
Derivative assets	13,504	13,504	—	13,504	—
Financial liabilities:
Total deposits	22,856,880	22,857,949	—	—	22,857,949
Short-term borrowings	1,201,142	1,201,142	—	1,201,142	—
Long-term debt	931,442	881,716	—	881,716	—
Derivative liabilities	91,758	91,758	—	91,758	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$7,946,659	$7,946,659	$7,946,659	$—	$—
Available-for-sale debt securities	3,538,201	3,538,201	—	3,346,322	191,879
Equity securities	45,607	45,607	33,589	12,018	—
Loans held for sale	8,123	8,123	—	465	7,658
Loans held for investment, net	22,595,088	22,631,252	—	—	22,631,252
Derivative assets	37,788	37,788	—	37,788	—
Financial liabilities:
Total deposits	28,109,365	28,109,762	—	—	28,109,762
Short-term borrowings	2,202,832	2,202,832	—	2,202,832	—
Long-term debt	928,738	952,404	—	952,404	—
Derivative liabilities	37,788	37,788	—	37,788	—

(15) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	December 31, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$3,000,000	$—	$86,378	$—	$—	$—
Non-hedging derivatives
Customer-initiated and other derivatives:
Interest rate contracts:
Swaps	4,396,367	83,529	83,529	3,536,090	40,922	40,922
Caps and floors written	220,142	—	2,583	191,291	94	—
Caps and floors purchased	220,142	2,583	—	191,291	—	94
Forward contracts	1,569,326	4,431	4,053	—	—	—
Gross derivatives		90,543	176,543		41,016	41,016
Netting adjustment - offsetting derivative assets/liabilities		(5,164)	(5,164)		(3,228)	(3,228)
Netting adjustment - cash collateral received/posted		(71,875)	(79,621)		—	—
Net derivatives included on the consolidated balance sheets		$13,504	$91,758		$37,788	$37,788
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $13.5 million at December 31, 2022 and approximately $37.8 million at December 31, 2021. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At December 31, 2022, the Company had $89.2 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $72.5 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2021, were $40.3 million in cash collateral pledged to counterparties and no cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 19 risk participation agreements where it acts as a participant bank with a notional amount of $291.2 million at December 31, 2022, compared to seven risk participation agreements with a notional amount of $79.2 million at December 31, 2021. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $8.9 million at December 31, 2022 and $2.3 million at December 31, 2021. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2022 and December 31, 2021. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 18 risk participation agreements where the Company acts as the lead bank having a notional amount of $222.0 million at December 31, 2022, compared to 15 agreements having a notional amount of $156.1 million at December 31, 2021.
Derivatives Designated as Cash Flow Hedges
During 2022, the Company entered into interest rate derivative contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During 2022, the Company recorded $85.8 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $1.8 million from AOCI into interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $50.9 million will be reclassified from AOCI as a decrease to interest income. As of December 31, 2022, the maximum length of time over which forecasted transactions are hedged is 3.75 years.

(16) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Year Ended December 31, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	(85,846)	(324,803)	(69,165)	(479,814)
Amounts reclassified into net income	1,803	—	8,102	9,905
Total other comprehensive income/(loss)	(84,043)	(324,803)	(61,063)	(469,909)
Income tax expense/(benefit)	(17,649)	(68,209)	(12,823)	(98,681)
Total other comprehensive income/(loss), net of tax	(66,394)	(256,594)	(48,240)	(371,228)
Ending balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Year Ended December 31, 2021
Beginning balance	$—	$15,774	$—	$15,774
Change in unrealized gain/(loss)	—	(80,366)	—	(80,366)
Amounts reclassified into net income	—	—	—	—
Total other comprehensive income/(loss)	—	(80,366)	—	(80,366)
Income tax expense/(benefit)	—	(16,877)	—	(16,877)
Total other comprehensive income/(loss), net of tax	—	(63,489)	—	(63,489)
Ending balance	$—	$(47,715)	$—	$(47,715)
(17) Related Party Transactions
During 2022 and 2021, the Company has had transactions with its directors, executive officers and their affiliates and its employees. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions, all made on the same terms as the then prevailing market and credit terms extended to other customers. The Bank had approximately $23.1 million in deposits from related parties, including directors, stockholders and their affiliates at December 31, 2022 and $10.2 million at December 31, 2021.
(18) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. are as follows:
Balance Sheet

	December 31,
(in thousands)	2022	2021
Assets
Cash and cash equivalents	$245,777	$438,761
Investment in subsidiaries	3,183,767	3,155,954
Other assets	93,395	91,301
Total assets	$3,522,939	$3,686,016
Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$6,754	$3,668
Long-term debt	484,754	484,316
Total liabilities	491,508	487,984
Stockholders’ Equity:
Preferred stock	300,000	300,000
Common stock	509	506
Additional paid-in capital	1,025,593	1,018,711
Retained earnings	2,239,582	1,926,538
Treasury stock	(115,310)	(8)
Accumulated other comprehensive income/(loss)	(418,943)	(47,715)
Total stockholders’ equity	3,031,431	3,198,032
Total liabilities and stockholders’ equity	$3,522,939	$3,686,016

Statement of Income

	Year ended December 31,
(in thousands)	2022	2021	2020
Interest on notes receivable	$3,250	$3,404	$3,402
Dividend income	10,529	10,472	10,496
Other income	9	5	3
Total income	13,788	13,881	13,901
Interest expense	19,721	15,946	10,515
Salaries and employee benefits	782	720	725
Legal and professional	1,583	1,803	3,238
Other non-interest expense	1,636	4,375	4,553
Total expense	23,722	22,844	19,031
Loss before income taxes and equity in undistributed income of subsidiary	(9,934)	(8,963)	(5,130)
Income tax benefit	(2,282)	(2,179)	(1,135)
Loss before equity in undistributed income of subsidiary	(7,652)	(6,784)	(3,995)
Equity in undistributed income of subsidiary	337,946	258,539	68,100
Net income	330,294	251,755	64,105
Preferred stock dividends	17,250	18,721	9,750
Net income available to common stockholders	$313,044	$233,034	$54,355
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2022	2021	2020
Operating Activities
Net income	$330,294	$251,755	$64,105
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiary	(337,946)	(258,539)	(68,100)
Amortization expense	438	2,469	101
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,095)	(1,750)	(912)
Accrued interest payable and other liabilities	3,086	2,348	(448)
Net cash used in operating activities	(6,223)	(3,717)	(5,254)
Investing Activities
Net decrease in loans held for investment	—	7,500	3,000
Investments in and advances to subsidiaries	(50,000)	—	—
Net cash provided by/(used in) investing activities	(50,000)	7,500	3,000
Financing Activities
Issuance of stock related to stock-based awards	(4,209)	(3,121)	(1,986)
Net proceeds from issuance of preferred stock	—	289,723	—
Redemption of preferred stock	—	(150,000)	—
Preferred stock dividends paid	(17,250)	(18,721)	(9,750)
Repurchase of common stock	(115,302)	—	—
Redemption of long-term debt	—	(111,000)	—
Net proceeds from Issuance of long-term debt	—	370,625	—
Net cash provided by/(used in) financing activities	(136,761)	377,506	(11,736)
Net increase/(decrease) in cash and cash equivalents	(192,984)	381,289	(13,990)
Cash and cash equivalents at beginning of year	438,761	57,472	71,462
Cash and cash equivalents at end of year	$245,777	$438,761	$57,472

(19) Material Transactions Affecting Stockholders' Equity
On April 19, 2022, the Company’s board of directors authorized the Company to repurchase up to $150.0 million in shares of its outstanding common stock. During the year ended December 31, 2022, the Company repurchased 2,083,118 shares of its common stock for an aggregate price of $115.3 million, at a weighted average price of $55.35 per share. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock.
On March 3, 2021, the Company completed an issuance of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (the “Series B Preferred Stock”) and an issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock. Dividends on the Series B Preferred Stock are not cumulative and will be paid when declared by the board of directors to the extent that the Company has legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 5.75% per annum. Holders of preferred stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $289.7 million, providing additional capital to be used for general corporate purposes. A portion of the proceeds were also used to redeem, in whole, the 6.50% non-cumulative perpetual preferred stock Series A, par value $0.01 per share, in accordance with its terms. The redemption of the Series A preferred stock occurred on June 15, 2021.
(20) Quarterly Financial Data (unaudited)
The tables below summarize quarterly financial information:

	2022 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First
Interest income	$371,287	$322,071	$242,349	$208,530
Interest expense	123,687	82,991	36,818	24,983
Net interest income	247,600	239,080	205,531	183,547
Provision for credit losses	34,000	12,000	22,000	(2,000)
Net interest income after provision for credit losses	213,600	227,080	183,531	185,547
Non-interest income	277,672	25,333	26,242	20,282
Non-interest expense	213,090	197,047	164,303	153,092
Income before income taxes	278,182	55,366	45,470	52,737
Income tax expense	60,931	13,948	11,311	13,087
Net income	217,251	41,418	34,159	39,650
Preferred stock dividends	4,312	4,313	4,312	4,313
Net income available to common stockholders	$212,939	$37,105	$29,847	$35,337
Basic earnings per share	$4.28	$0.74	$0.59	$0.70
Diluted earnings per share	$4.23	$0.74	$0.59	$0.69

	2021 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First
Interest income	$219,892	$216,589	$216,953	$223,151
Interest expense	25,860	26,053	27,496	28,339
Net interest income	194,032	190,536	189,457	194,812
Provision for credit losses	(10,000)	5,000	(19,000)	(6,000)
Net interest income after provision for credit losses	204,032	185,536	208,457	200,812
Non-interest income	31,459	24,779	37,639	44,353
Non-interest expense	146,649	152,987	149,060	150,316
Income before income taxes	88,842	57,328	97,036	94,849
Income tax expense	23,712	13,938	23,555	22,911
Net income	65,130	43,390	73,481	71,938
Preferred stock dividends	4,313	4,312	6,317	3,779
Net income available to common stockholders	$60,817	$39,078	$67,164	$68,159
Basic earnings per share	$1.20	$0.76	$1.31	$1.33
Diluted earnings per share	$1.19	$0.76	$1.31	$1.33

(21) New Accounting Standards
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023 and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standard Update 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50)” (“ASU 2022-04”) enhances the transparency of supplier finance programs and the related financial statement disclosures. The amendments require that a buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective January 1, 2023, except for the disclosure of rollforward information, which is effective January 1, 2024, and is not expected to have an impact on the Company’s consolidated financial statements.
ASU 2022-06, “Reference Rate Reform (Topic 848)” (“ASU 2022-06”) provides optional guidance to ease the potential burden in account for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance is to provide temporary relief during the transition period away from LIBOR toward new interest rate benchmarks. The amendments in ASU 2022-06 defer the sunset date provision from December 31, 2022 to December 31, 2024. ASU 2022-06 was effective immediately upon issuance and is not expected to have an impact on the Company’s financial statements or disclosures.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company has concluded that, as of the end of such period, disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that the Company files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and 2021, the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 9, 2023, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Dallas, TX
February 9, 2023

ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 18, 2023, which proxy materials will be filed with the SEC no later than March 9, 2023.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 18, 2023, which proxy materials will be filed with the SEC no later than March 9, 2023.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 18, 2023, which proxy materials will be filed with the SEC no later than March 9, 2023.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 18, 2023, which proxy materials will be filed with the SEC no later than March 9, 2023.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 18, 2023, which proxy materials will be filed with the SEC no later than March 9, 2023.
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(2) All financial statements required by Item 8
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 dated August 24, 2000
3.5	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 30, 2008
3.6	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2020
3.7
Certificate of Designation of 5.75% Non-Cumulative Perpetual Preferred Stock, Series B, which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2021

4.1
Description of Capital Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 and is incorporated by reference to Exhibit 4.1 to the Company’s Current Repo;rt on Form 8-K dated April 19, 2022

4.2
Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 4, 2002

4.3
Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 4, 2002

4.4
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8- K dated December 4, 2002

4.5	Indenture dated November 19, 2002 which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 4, 2002
4.6
Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 4, 2002

4.7
Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 11, 2003

4.8	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 11, 2003
4.9
Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated June 11, 2003

4.10
Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 11, 2003

4.11
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 11, 2003

4.12
Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2005

4.13
Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2005

4.14
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 13, 2005

4.15
Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006

4.16
Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 3, 2006

4.17
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 3, 2006

4.18
Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006

4.19
Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2006

4.20
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 5, 2006

4.21
Issuing and Paying Agency Agreement, dated January 31, 2014, between Texas Capital Bank, N.A., as Issuer, and U.S. Bank National Association, as Agent, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2014.

4.22	Form of Global 5.25% Subordinated Note due 2026, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 31, 2014.
4.23	First Supplemental Indenture, dated May 6, 2021, between the Company and the Trustee, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 6, 2021.
4.24	Note Purchase Agreement, dated as of March 9, 2021, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 9, 2021.
4.25
Deposit Agreement, dated March 3, 2021, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 3, 2021

4.26
Purchase Agreement dated as of September 5, 2022 by and between AFCO Credit Corporation and Texas Capital Bank, which is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-d dated September 8, 2022

10.1
Executive Employment Agreement, dated as of October 25, 2020, between Texas Capital Bancshares, Inc. and Robert C. Holmes, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2020+

10.2
Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 21, 2014+

10.3
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 1, 2017+

10.4
Texas Capital Bancshares, Inc. Amended and Restated 2006 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated February 9, 2021+

10.5	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2015+

10.6
Third Amended and Restated Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan, which is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on form 10-K dated February 9, 2021+

10.7
Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 19, 2018+

10.8	Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2022+
10.9
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K dated February 21, 2014+

10.10
Form of 2019 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 18, 2019+

10.11
Form of 2020 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated February 9, 2021+

10.12
Form of 2021 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated February 9, 2022+

10.13
Form of 2022 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.14
Form of 2022 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.15
Transition Agreement, dated as of February 4, 2022, between Texas Capital Bancshares, Inc. and Julie L. Anderson, which is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated February 9, 2022+

10.16	Key Executive Severance Policy, which is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 9, 2022+
10.17	Key Executive Change-in-Control Severance Policy, which is incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated February 9, 2022+

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2023	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ ROB C. HOLMES
Rob C. Holmes President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2023	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 9, 2023	/S/ J. MATTHEW SCURLOCK
J. Matthew Scurlock Chief Financial Officer (principal financial officer)

Date:	February 9, 2023	/S/ ELLEN E. DETRICH

Ellen E. Detrich Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 9, 2023	/S/ PAOLA M. ARBOUR
Paola M. Arbour Director

Date:	February 9, 2023	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 9, 2023	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 9, 2023	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 9, 2023	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 9, 2023	/S/ THOMAS E. LONG
Thomas E. Long Director

Date:	February 9, 2023	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 9, 2023	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 9, 2023	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 9, 2023	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director