Form 10-Q
period 2023-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2023-04-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On April 19, 2023, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 47,869,688

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$264,211	$233,637
Interest bearing cash and cash equivalents	3,385,494	4,778,623
Available-for-sale debt securities	3,394,293	2,615,644
Held-to-maturity debt securities	918,962	935,514
Equity securities	32,714	33,956
Investment securities	4,345,969	3,585,114
Loans held for sale	27,608	36,357
Loans held for investment, mortgage finance	4,060,570	4,090,033
Loans held for investment	16,014,497	15,197,307
Less: Allowance for credit losses on loans	260,928	253,469
Loans held for investment, net	19,814,139	19,033,871
Premises and equipment, net	25,268	26,382
Accrued interest receivable and other assets	732,468	719,162
Goodwill and intangibles, net	1,496	1,496
Total assets	$28,596,653	$28,414,642
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$9,500,583	$9,618,081
Interest bearing deposits	12,679,114	13,238,799
Total deposits	22,179,697	22,856,880
Accrued interest payable	31,198	24,000
Other liabilities	273,665	345,827
Short-term borrowings	2,100,000	1,201,142
Long-term debt	932,119	931,442
Total liabilities	25,516,679	25,359,291
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at March 31, 2023 and December 31, 2022	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 50,947,306 and 50,867,298 at March 31, 2023 and December 31, 2022, respectively	509	509
Additional paid-in capital	1,031,905	1,025,593
Retained earnings	2,297,850	2,263,502
Treasury stock - 3,095,444 and 2,083,535 shares at cost at March 31, 2023 and December 31, 2022, respectively	(175,528)	(115,310)
Accumulated other comprehensive loss, net of taxes	(374,762)	(418,943)
Total stockholders’ equity	3,079,974	3,055,351
Total liabilities and stockholders’ equity	$28,596,653	$28,414,642
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three Months Ended March 31,
(in thousands except per share data)	2023	2022
Interest income
Interest and fees on loans	$297,438	$187,656
Investment securities	25,292	17,302
Interest bearing cash and cash equivalents	62,436	3,571
Total interest income	385,166	208,529
Interest expense
Deposits	120,094	13,630
Short-term borrowings	14,744	758
Long-term debt	14,983	10,595
Total interest expense	149,821	24,983
Net interest income	235,345	183,546
Provision for credit losses	28,000	(2,000)
Net interest income after provision for credit losses	207,345	185,546
Non-interest income
Service charges on deposit accounts	5,022	6,115
Wealth management and trust fee income	3,429	3,912
Brokered loan fees	1,895	3,970
Investment banking and trading income	18,768	4,179
Other	8,289	2,107
Total non-interest income	37,403	20,283
Non-interest expense
Salaries and benefits	128,670	99,859
Occupancy expense	9,619	8,885
Marketing	9,044	4,977
Legal and professional	14,514	10,302
Communications and technology	17,523	14,700
Federal Deposit Insurance Corporation insurance assessment	2,170	3,981
Other	12,487	10,388
Total non-interest expense	194,027	153,092
Income before income taxes	50,721	52,737
Income tax expense	12,060	13,087
Net income	38,661	39,650
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$34,348	$35,337
Other comprehensive income/(loss):
Change in unrealized gain/(loss)	$42,953	$(200,619)
Amounts reclassified into net income	12,973	986
Other comprehensive income/(loss)	55,926	(199,633)
Income tax expense/(benefit)	11,745	(41,923)
Other comprehensive income/(loss), net of tax	44,181	(157,710)
Comprehensive income/(loss)	$82,842	$(118,060)
Basic earnings per common share	$0.71	$0.70
Diluted earnings per common share	$0.70	$0.69
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2021 (audited)	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income/(loss):
Net income	—	—	—	—	—	39,650	—	—	—	39,650
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(157,710)	(157,710)
Total comprehensive loss										(118,060)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,407	—	—	—	—	5,407
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	91,947	1	(2,613)	—	—	—	—	(2,612)
Balance at March 31, 2022	300,000	$300,000	50,710,858	$507	$1,011,353	$1,983,611	(417)	$(8)	$(205,425)	$3,090,038

Balance at December 31, 2022 (audited)	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	38,661	—	—	—	38,661
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	44,181	44,181
Total comprehensive income										82,842
Stock-based compensation expense recognized in earnings	—	—	—	—	8,438	—	—	—	—	8,438
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	80,008	—	(2,126)	—	—	—	—	(2,126)
Repurchase of common stock	—	—	—	—	—	—	(1,011,909)	(60,218)	—	(60,218)
Balance at March 31, 2023	300,000	$300,000	50,947,306	$509	$1,031,905	$2,297,850	(3,095,444)	$(175,528)	$(374,762)	$3,079,974
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities
Net income	$38,661	$39,650
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	28,000	(2,000)
Depreciation and amortization	8,683	10,604
Net gain recognized on investment securities	(1,734)	—
Stock-based compensation expense	8,438	5,588
Proceeds from sales and repayments of loans held for sale	8,749	571
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(28,286)	43,200
Accrued interest payable and other liabilities	(44,308)	(24,691)
Net cash provided by operating activities	18,203	72,922
Investing activities
Purchases of available-for-sale securities	(849,391)	(376,415)
Proceeds from sales of available-for-sale debt securities	56,923	—
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	45,716	104,338
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	17,489	9,882
Sales/(purchases) of equity securities, net	2,487	940
Originations of loans held for investment, mortgage finance	(14,897,110)	(26,902,960)
Proceeds from pay-offs of loans held for investment, mortgage finance	14,926,573	28,550,492
Net increase in loans held for investment, excluding mortgage finance loans	(837,100)	(517,465)
Purchase of premises and equipment, net	(1,363)	(2,709)
Net cash provided by/(used in) investing activities	(1,535,776)	866,103
Financing activities
Net decrease in deposits	(677,183)	(2,731,427)
Issuance of stock related to stock-based awards	(2,126)	(2,612)
Preferred dividends paid	(4,313)	(4,313)
Repurchase of common stock	(60,218)	—
Net increase (decrease) in short-term borrowings	898,858	(775,799)
Net cash provided by/(used in) financing activities	155,018	(3,514,151)
Net decrease in cash and cash equivalents	(1,362,555)	(2,575,126)
Cash and cash equivalents at beginning of period	5,012,260	7,946,659
Cash and cash equivalents at end of period	$3,649,705	$5,371,533
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$142,623	$24,122
Cash paid during the period for income taxes	451	302
Transfers of debt securities from available-for-sale to held-to-maturity	—	1,019,365
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
The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made present a fair presentation of our financial position and results of operations. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements and the notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements do not include all of the information and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands except share and per share data)	2023	2022
Numerator:
Net income	$38,661	$39,650
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$34,348	$35,337
Denominator:
Denominator for basic earnings per common share—weighted average common shares	48,264,121	50,667,090
Effect of dilutive outstanding stock-settled awards	616,604	656,937
Denominator for dilutive earnings per common share—weighted average diluted common shares	48,880,725	51,324,027
Basic earnings per common share	$0.71	$0.70
Diluted earnings per common share	$0.70	$0.69
Anti-dilutive outstanding stock-settled awards	252,308	229,488

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$644,697	$—	$(21,385)	$623,312
U.S. government agency securities	125,000	—	(20,883)	104,117
Residential mortgage-backed securities	2,965,866	1,077	(312,007)	2,654,936
CRT securities	14,507	—	(2,579)	11,928
Total available-for-sale debt securities	3,750,070	1,077	(356,854)	3,394,293
Held-to-maturity debt securities:
Residential mortgage-backed securities	918,962	—	(107,431)	811,531
Total held-to-maturity debt securities	918,962	—	(107,431)	811,531
Equity securities				32,714
Total investment securities(2)				$4,345,969
December 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$698,769	$—	$(28,187)	$670,582
U.S. government agency securities	125,000	—	(22,846)	102,154
Residential mortgage-backed securities	2,162,364	3	(331,320)	1,831,047
CRT securities	14,713	—	(2,852)	11,861
Total available-for-sale debt securities	3,000,846	3	(385,205)	2,615,644
Held-to-maturity securities:
Residential mortgage-backed securities	935,514	—	(118,600)	816,914
Total held-to-maturity securities	935,514	—	(118,600)	816,914
Equity securities				33,956
Total investment securities(2)				$3,585,114
(1)    Excludes accrued interest receivable of $8.4 million and $6.6 million at March 31, 2023 and December 31, 2022, respectively, related to available-for-sale debt securities and $1.5 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
In the first quarter of 2023, the Company sold U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of March 31, 2023, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$250,900	$243,554	$—	$—
Due after one year through five years	443,798	422,944	—	—
Due after five years through ten years	106,319	87,120	—	—
Due after ten years	2,949,053	2,640,675	918,962	811,531
Total	$3,750,070	$3,394,293	$918,962	$811,531

The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
U.S. Treasury securities	$261,821	$(5,170)	$361,491	$(16,215)	$623,312	$(21,385)
U.S. government agency securities	—	—	104,117	(20,883)	104,117	(20,883)
Residential mortgage-backed securities	947,217	(10,451)	1,593,098	(301,556)	2,540,315	(312,007)
CRT securities	—	—	11,928	(2,579)	11,928	(2,579)
Total	$1,209,038	$(15,621)	$2,070,634	$(341,233)	$3,279,672	$(356,854)
December 31, 2022
U.S. Treasury securities	$670,582	$(28,187)	$—	$—	$670,582	$(28,187)
U.S. government agency securities	—	—	102,154	(22,846)	102,154	(22,846)
Residential mortgage-backed securities	261,502	(9,481)	1,569,107	(321,839)	1,830,609	(331,320)
CRT securities	—	—	11,861	(2,852)	11,861	(2,852)
Total	$932,084	$(37,668)	$1,683,122	$(347,537)	$2,615,206	$(385,205)
At March 31, 2023, the Company had 109 available-for-sale debt securities in an unrealized loss position, comprised of 11 U.S. Treasury securities, five U.S. government agency securities, 91 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has, therefore recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At March 31, 2023 and December 31, 2022, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
Debt securities with carrying values of approximately $1.6 billion and $1.7 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at March 31, 2023. The comparative amounts at December 31, 2022 were $16.1 million and $1.4 million, respectively.
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Net gains/(losses) recognized during the period	$1,245	$(3,640)
Less: Realized net gains/(losses) recognized on securities sold	(596)	202
Unrealized net gains/(losses) recognized on securities still held	$1,841	$(3,842)

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	March 31, 2023	December 31, 2022
Loans held for investment(1):
Commercial	$9,514,781	$8,902,948
Energy	1,294,671	1,159,296
Mortgage finance	4,060,570	4,090,033
Real estate	5,272,443	5,198,643
Gross loans held for investment	20,142,465	19,350,920
Unearned income (net of direct origination costs)	(67,398)	(63,580)
Total loans held for investment	20,075,067	19,287,340
Allowance for credit losses on loans	(260,928)	(253,469)
Total loans held for investment, net	$19,814,139	$19,033,871
Loans held for sale:
Non-mortgage loans, at lower of cost or fair value	27,608	36,357
Total loans held for sale	$27,608	$36,357
(1)    Excludes accrued interest receivable of $100.0 million and $100.4 million at March 31, 2023 and December 31, 2022, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2023
Commercial
(1-7) Pass	$668,265	$1,913,280	$594,666	$192,154	$186,922	$440,995	$5,079,665	$19,786	$9,095,733
(8) Special mention	95	47,169	18,690	1,399	61,187	12,025	67,354	1,860	209,779
(9) Substandard - accruing	—	18,298	39,079	1,649	3,295	24,755	34,358	895	122,329
(9+) Non-accrual	—	42,328	3,104	2,229	31,319	7,046	—	914	86,940
Total commercial	$668,360	$2,021,075	$655,539	$197,431	$282,723	$484,821	$5,181,377	$23,455	$9,514,781
Energy
(1-7) Pass	$55,167	$114,845	$—	$—	$—	$—	$1,114,145	$—	$1,284,157
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	7,037	—	7,037
(9+) Non-accrual	—	—	—	—	—	—	—	3,477	3,477
Total energy	$55,167	$114,845	$—	$—	$—	$—	$1,121,182	$3,477	$1,294,671
Mortgage finance
(1-7) Pass	$110,532	$29,682	$486,327	$261,183	$288,589	$2,884,257	$—	$—	$4,060,570
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$110,532	$29,682	$486,327	$261,183	$288,589	$2,884,257	$—	$—	$4,060,570
Real estate
CRE
(1-7) Pass	$156,825	$1,199,143	$807,286	$492,723	$369,393	$450,333	$97,541	$10,924	$3,584,168
(8) Special mention	—	2,650	5,847	29,802	—	24,926	—	—	63,225
(9) Substandard - accruing	—	—	17,850	—	—	29,860	—	—	47,710
(9+) Non-accrual	—	—	—	—	—	179	—	—	179
RBF
(1-7) Pass	17,975	88,017	52,541	10,180	1,636	4,966	281,514	—	456,829
(8) Special mention	—	8,352	—	—	—	—	—	—	8,352
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	8,741	182,857	145,691	92,562	61,954	222,495	39,401	25,465	779,166
(8) Special mention	—	720	—	6,161	—	376	—	—	7,257
(9) Substandard - accruing	—	—	—	—	—	442	—	—	442
(9+) Non-accrual	—	—	—	3,355	—	—	—	—	3,355
Secured by 1-4 family
(1-7) Pass	7,781	64,081	89,336	52,460	17,746	84,837	4,519	—	320,760
(8) Special mention	—	—	—	—	—	1,000	—	—	1,000
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total real estate	$191,322	$1,545,820	$1,118,551	$687,243	$450,729	$819,414	$422,975	$36,389	$5,272,443
Total	$1,025,381	$3,711,422	$2,260,417	$1,145,857	$1,022,041	$4,188,492	$6,725,534	$63,321	$20,142,465
Gross charge-offs	$—	$90	$19,828	$—	$262	$552	$—	$—	$20,732

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2022
Commercial
(1-7) Pass	$1,903,529	$671,459	$244,568	$255,444	$325,201	$244,373	$4,877,753	$21,063	$8,543,390
(8) Special mention	9,141	7,740	3,628	37,794	11,998	4,975	95,310	2,250	172,836
(9) Substandard - accruing	18,670	71,147	514	1,666	14,933	6,305	30,070	—	143,305
(9+) Non-accrual	376	512	751	30,425	6,226	2,520	2,607	—	43,417
Total commercial	$1,931,716	$750,858	$249,461	$325,329	$358,358	$258,173	$5,005,740	$23,313	$8,902,948
Energy
(1-7) Pass	$124,691	$12,517	$—	$—	$—	$3,317	$1,007,776	$—	$1,148,301
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	7,337	—	7,337
(9+) Non-accrual	—	—	—	—	—	—	3,658	—	3,658
Total energy	$124,691	$12,517	$—	$—	$—	$3,317	$1,018,771	$—	$1,159,296
Mortgage finance
(1-7) Pass	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
Real estate
CRE
(1-7) Pass	$1,085,254	$756,180	$563,341	$447,346	$183,634	$284,698	$97,337	$11,944	$3,429,734
(8) Special mention	2,765	6,524	37,791	5,295	19,350	3,652	—	—	75,377
(9) Substandard - accruing	—	17,850	—	—	11,458	17,698	—	—	47,006
(9+) Non-accrual	—	—	—	—	—	182	—	—	182
RBF
(1-7) Pass	94,066	70,951	12,161	6,106	2,655	—	326,164	—	512,103
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	7,840	—	—	—	—	—	—	—	7,840
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	182,840	131,538	94,611	67,518	76,951	163,838	42,333	31,293	790,922
(8) Special mention	729	—	8,721	—	—	386	—	—	9,836
(9) Substandard - accruing	—	—	—	247	—	1,035	—	—	1,282
(9+) Non-accrual	—	—	1,081	—	—	—	—	—	1,081
Secured by 1-4 family
(1-7) Pass	64,050	89,967	53,003	24,314	16,953	70,082	4,911	—	323,280
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total real estate	$1,437,544	$1,073,010	$770,709	$550,826	$311,001	$541,571	$470,745	$43,237	$5,198,643
Total	$3,524,436	$2,318,862	$1,217,215	$1,143,913	$1,134,112	$3,450,576	$6,495,256	$66,550	$19,350,920

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Total
Three Months Ended March 31, 2023
Beginning balance	$136,841	$49,000	$10,745	$56,883	$253,469
Provision for credit losses on loans	32,475	1,930	(3,345)	(3,691)	27,369
Charge-offs	20,732	—	—	—	20,732
Recoveries	816	6	—	—	822
Net charge-offs (recoveries)	19,916	(6)	—	—	19,910
Ending balance	$149,400	$50,936	$7,400	$53,192	$260,928
Three Months Ended March 31, 2022
Beginning balance	$102,202	$52,568	$6,083	$51,013	$211,866
Provision for credit losses on loans	5,437	(24,522)	4,159	13,699	(1,227)
Charge-offs	110	—	—	350	460
Recoveries	217	755	—	—	972
Net charge-offs (recoveries)	(107)	(755)	—	350	(512)
Ending balance	$107,746	$28,801	$10,242	$64,362	$211,151
The Company recorded a $27.4 million provision for credit losses on loans for the three months ended March 31, 2023, compared to a $1.2 million negative provision for the same period of 2022. The $27.4 million provision for credit losses on loans resulted primarily from updated views on the downside risks to the economic forecast and increases in net charge-offs and criticized loans during the three months ended March 31, 2023. Net charge-offs of $19.9 million were recorded during the three months ended March 31, 2023, related primarily to a single commercial loan, compared to net recoveries of $512,000 during the same period of 2022. Criticized loans totaled $561.1 million at March 31, 2023, $513.2 million at December 31, 2022 and $476.1 million at March 31, 2022.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2023, the Company had $38.7 million in collateral-dependent commercial loans, collateralized by business assets, and $1.1 million in collateral-dependent real estate loans, collateralized by real estate property.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
March 31, 2023
Commercial	$3,185	$242	$3,098	$6,525	$86,940	$9,421,316	$9,514,781	$71,999
Energy	—	—	—	—	3,477	1,291,194	1,294,671	3,477
Mortgage finance	—	—	—	—	—	4,060,570	4,060,570	—
Real estate
CRE	—	—	—	—	179	3,695,103	3,695,282	—
RBF	—	—	—	—	—	465,181	465,181	—
Other	430	—	—	430	3,355	786,435	790,220	3,355
Secured by 1-4 family	2,388	—	—	2,388	—	319,372	321,760	—
Total	$6,003	$242	$3,098	$9,343	$93,951	$20,039,171	$20,142,465	$78,831
(1)As of March 31, 2023, $2.1 million of non-accrual loans were earning interest income on a cash basis compared to $2.2 million as of December 31, 2022. We did not recognize interest income on non-accrual loans for the three months ended March 31, 2023 and March 31, 2022. Accrued interest of $1.5 million and $4,000 was reversed during the three months ended March 31, 2023 and March 31, 2022, respectively.
Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023:

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Total Loans Held for Investment
Commercial	$31,431	$1,800	$—	$14,933	$48,164	0.24%
Energy	—	—	3,477	—	3,477	0.02%
Total	$31,431	$1,800	$3,477	$14,933	$51,641	0.26%
The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

	Interest Rate Reduction	Term Extension (in months)	Total Payment Deferrals (in thousands)
Commercial	0.70%	6 to 18	$3,523
Energy	—	36	1,200
As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.
The table below provides an age analysis of gross loans held for investment made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
March 31, 2023
Commercial	$161	$—	$924	$47,079	$48,164
Energy	—	—	3,477	—	3,477
Total	$161	$—	$4,401	$47,079	$51,641
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The Company did not have any loans that were restructured during the three months ended March 31, 2022.
As of December 31, 2022 and March 31, 2022, the Company did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2022 and March 31, 2022, $531,000 and $18.0 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	March 31, 2023	December 31, 2022
Customer repurchase agreements	$—	$1,142
Federal Home Loan Bank borrowings	2,100,000	1,200,000
Total short-term borrowings	$2,100,000	$1,201,142
The table below presents a summary of long-term debt:

(in thousands)	March 31, 2023	December 31, 2022
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$272,994	$272,492
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,262	174,196
Company-issued 4.00% fixed rate subordinated notes due 2031	371,457	371,348
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$932,119	$931,442

(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance of allowance for off-balance sheet credit losses	$21,793	$17,265
Provision for off-balance sheet credit losses	631	(773)
Ending balance of allowance for off-balance sheet credit losses	$22,424	$16,492

(in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit - period end balance	$10,231,682	$9,673,082
Standby letters of credit - period end balance	436,057	417,896
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
Additionally, the Basel III Capital Rules require that the Company maintains a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the three months ended March 31, 2023 or 2022. In January 2023, the Company completed the full $150.0 million of repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. During the three months ended March 31, 2023, the Company repurchased 1,011,909 shares of its common stock for an aggregate price of $59.7 million, at a weighted average price of $58.98 per share. The aggregate purchase price and weighted average price per share does not include the effect of excise tax incurred on net stock repurchases.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2023, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of March 31, 2023 and December 31, 2022. The regulatory authorities can apply changes in the classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the Federal Deposit Insurance Corporation (“FDIC”) or could result in regulatory actions that could have a material effect on the Bank’s condition and results of operations.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
At the beginning of each of the last five years of the life of the Bank-issued fixed rate subordinated notes due 2026, the amount that is eligible to be included in Tier 2 capital is reduced by 20% of the original amount of the notes (net of redemptions). In 2023, the amount of the notes that qualify as Tier 2 capital has been reduced by 60%.
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules. The ratios presented below include the effects of the election to utilize the five-year CECL transition described above.

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2023
CET1
Company	$3,157,937	12.42%	$1,779,755	7.00%	N/A	N/A
Bank	3,454,486	13.61%	1,776,757	7.00%	1,649,845	6.50%
Total capital (to risk-weighted assets)
Company	4,285,396	16.86%	2,669,633	10.50%	2,542,507	10.00%
Bank	4,010,488	15.80%	2,665,135	10.50%	2,538,224	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,567,937	14.03%	2,161,131	8.50%	1,525,504	6.00%
Bank	3,614,486	14.24%	2,157,490	8.50%	2,030,579	8.00%
Tier 1 capital (to average assets)(1)
Company	3,567,937	12.03%	1,186,723	4.00%	N/A	N/A
Bank	3,614,486	12.20%	1,185,349	4.00%	1,481,686	5.00%
December 31, 2022
CET1
Company	$3,180,208	13.00%	$1,712,608	7.00%	N/A	N/A
Bank	3,408,178	13.95%	1,710,056	7.00%	1,587,909	6.50%
Total capital (to risk-weighted assets)
Company	4,331,098	17.70%	2,568,912	10.50%	2,446,583	10.00%
Bank	3,987,720	16.32%	2,565,083	10.50%	2,442,937	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,590,208	14.67%	2,079,595	8.50%	1,467,950	6.00%
Bank	3,568,178	14.61%	2,076,496	8.50%	1,954,349	8.00%
Tier 1 capital (to average assets)(1)
Company	3,590,208	11.54%	1,244,494	4.00%	N/A	N/A
Bank	3,568,178	11.48%	1,243,232	4.00%	1,554,039	5.00%
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
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits; however, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020, therefore the total requirement was zero at both March 31, 2023 and December 31, 2022.
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

The table below summarizes our stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock-settled awards:
RSUs	$8,438	$5,407
Cash-settled units	—	181
Total	$8,438	$5,588

(in thousands except period data)	March 31, 2023
Unrecognized compensation expense related to unvested stock-settled awards	$46,870
Weighted average period over which expense is expected to be recognized, in years	2.5
(9) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. See Note 1 - Operations and Summary of Significant Accounting Policies in our 2022 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$623,312	$—	$—
U.S. government agency securities	—	104,117	—
Residential mortgage-backed securities	—	2,654,936	—
CRT securities	—	—	11,928
Equity securities(1)(2)	21,548	11,166	—
Loans held for investment(3)	—	—	35,458
Derivative assets(4)	—	19,401	—
Derivative liabilities(4)	—	70,220	—
Non-qualified deferred compensation plan liabilities(4)	19,778	—	—
December 31, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$670,582	$—	$—
U.S. government agency securities	—	102,154	—
Residential mortgage-backed securities	—	1,831,047	—
CRT securities	—	—	11,861
Equity securities(1)(2)	22,879	11,077	—
Derivative assets(4)	—	13,504	—
Derivative liabilities(4)	—	91,758	—
Non-qualified deferred compensation plan liabilities(4)	21,177	—	—
(1)Investment securities are measured at fair value on a recurring basis, generally monthly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments related to non-qualified deferred compensation plan.
(3)Includes certain collateral-dependent loans held for investment for which a specific allocation of the allowance for credit losses is based upon the fair value of the loan’s underlying collateral. These loans held for investment are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.
(4)Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
(5)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended March 31, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$—	$—	$67	$11,928
Three Months Ended March 31, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(3,736)	$—	$(10,452)	$165,845
CRT securities	11,846	—	—	—	55	11,901
Loans held for sale(2)	7,658	1,327	(571)	—	(329)	8,085
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
(2)Realized and unrealized gains/(losses) on loans held for sale are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2023, the discount rates utilized ranged from 5.43% to 11.37% and the weighted-average life ranged from 4.84 years to 8.42 years. On a combined amortized cost weighted-average basis a discount rate of 7.44% and a weighted-average life of 6.05 years were utilized to determine the fair value of these securities at March 31, 2023. At December 31, 2022, the combined weighted-average discount rate and weighted-average life utilized were 8.24% and 6.26 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $35.5 million fair value of loans held for investment at March 31, 2023 reported above includes impaired loans with a carrying value of $39.8 million that were reduced by specific allowance allocations totaling $4.3 million based on collateral valuations utilizing Level 3 inputs. There were no collateral-dependent loans held for investment reported at fair value at December 31, 2022.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$3,649,705	$3,649,705	$3,649,705	$—	$—
Available-for-sale debt securities	3,394,293	3,394,293	623,312	2,759,053	11,928
Held-to-maturity debt securities	918,962	811,531	—	811,531	—
Equity securities	32,714	32,714	21,548	11,166	—
Loans held for sale	27,608	27,208	—	27,208	—
Loans held for investment, net	19,814,139	19,755,693	—	—	19,755,693
Derivative assets	19,401	19,401	—	19,401	—
Financial liabilities:
Total deposits	22,179,697	22,184,982	—	—	22,184,982
Short-term borrowings	2,100,000	2,100,000	—	2,100,000	—
Long-term debt	932,119	866,529	—	866,529	—
Derivative liabilities	70,220	70,220	—	70,220	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$5,012,260	$5,012,260	$5,012,260	$—	$—
Available-for-sale debt securities	2,615,644	2,615,644	670,582	1,933,201	11,861
Held-to-maturity debt securities	935,514	816,914	—	816,914	—
Equity securities	33,956	33,956	22,879	11,077	—
Loans held for sale	36,357	36,357	—	—	36,357
Loans held for investment, net	19,033,871	18,969,922	—	—	18,969,922
Derivative assets	13,504	13,504	—	13,504	—
Financial liabilities:
Total deposits	22,856,880	22,857,949	—	—	22,857,949
Short-term borrowings	1,201,142	1,201,142	—	1,201,142	—
Long-term debt	931,442	881,716	—	881,716	—
Derivative liabilities	91,758	91,758	—	91,758	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	March 31, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$3,100,000	$1,658	$65,090	$3,000,000	$—	$86,378
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	2,682	13	—	—	—	—
Interest rate contracts:
Swaps	4,527,001	70,881	70,881	4,396,367	83,529	83,529
Caps and floors written	168,065	—	2,238	220,142	—	2,583
Caps and floors purchased	168,065	2,238	—	220,142	2,583	—
Forward contracts	4,486,001	12,755	12,167	1,569,326	4,431	4,053
Gross derivatives		87,545	150,376		90,543	176,543
Netting adjustment - offsetting derivative assets/liabilities		(14,038)	(14,038)		(5,164)	(5,164)
Netting adjustment - cash collateral received/posted		(54,106)	(66,118)		(71,875)	(79,621)
Net derivatives included on the consolidated balance sheets		$19,401	$70,220		$13,504	$91,758
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $19.4 million at March 31, 2023 and approximately $13.5 million at December 31, 2022. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At March 31, 2023, the Company had $135.6 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $57.0 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2022, were $89.2 million in cash collateral pledged to counterparties and $72.5 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 18 risk participation agreements where it acts as a participant bank with a notional amount of $336.9 million at March 31, 2023, compared to 19 risk participation agreements with a notional amount of $291.2 million at December 31, 2022. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $6.6 million at March 31, 2023 and $8.9 million at December 31, 2022. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2023 and December 31, 2022. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 9 risk participation agreements where the Company acts as the lead bank having a notional amount of $124.7 million at March 31, 2023, compared to 18 agreements having a notional amount of $222.0 million at December 31, 2022.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the three months ended March 31, 2023, the Company recorded $13.5 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $11.1 million from AOCI into interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $50.3 million will be reclassified from AOCI as a decrease to interest income. As of March 31, 2023, the maximum length of time over which forecasted transactions are hedged is 3.50 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended March 31, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	13,528	29,425	—	42,953
Amounts reclassified into net income	11,129	—	1,844	12,973
Total other comprehensive income/(loss)	24,657	29,425	1,844	55,926
Income tax expense/(benefit)	5,179	6,179	387	11,745
Total other comprehensive income/(loss), net of tax	19,478	23,246	1,457	44,181
Ending balance	$(46,916)	$(281,063)	$(46,783)	$(374,762)
Three Months Ended March 31, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	—	(131,454)	(69,165)	(200,619)
Amounts reclassified into net income	—	—	986	986
Total other comprehensive income/(loss)	—	(131,454)	(68,179)	(199,633)
Income tax expense/(benefit)	—	(27,605)	(14,318)	(41,923)
Total other comprehensive income/(loss), net of tax	—	(103,849)	(53,861)	(157,710)
Ending balance	$—	$(151,564)	$(53,861)	$(205,425)
(12) New Accounting Standards
ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements” (“ASU 2023-01”) requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions). ASU 2023-01 is effective January 1, 2024 and is not expected to have an impact on our financial statements.
ASU 2023-02 “Investments - Equity Method and Join Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective January 1, 2024 and is not expected to have an impact on our financial statements.

ITEM 3.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of and pursuant to the Private Securities Litigation Reform Act of 1995 regarding, among other things, the Company’s financial condition, results of operations, business plans, strategies, future performance and business and industry outlook. These statements are not historical in nature and may often be identified by the use of words such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, trends, guidance, expectations and future plans.
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risk and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, credit quality and risk, the unpredictability of economic and business conditions that may impact the Company or its customers, recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, the Company’s ability to effective manage its liquidity risk and any growth plans and the availability of capital and funding, the Company’s ability to effectively manage information technology systems, cyber incidents or other failures, disruptions or security breaches, interest rates, including the impact of rising rates on the Company’s securities portfolio and funding costs, commercial and residential real estate values, adverse or unexpected economic conditions, including inflation, recession, the threat of recession, and market conditions in Texas, the United States or globally, including governmental and consumer responses to those economic and market conditions, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, enforcement actions and regulatory examinations and investigations, ratings or interpretations, business strategy execution, the failure to identify, attract and retain key personnel and other employees, increased or expanded competition from banks and other financial service providers in the Company’s markets, the failure to maintain adequate regulatory capital, environmental liability associated with properties related to the Company’s lending activities, and severe weather, natural disasters, acts of war, terrorism, global conflict, a material worsening of the COVID-19 pandemic or other health emergencies or other external events, climate change and related legislative and regulatory initiatives as well as the risks more fully described in the 2022 10-K, including the “Risk Factors” section in Part I, Item 1A of the 2022 10-K, Quarterly Reports on Form 10-Q, including the “Risk Factors” section in Part II, Item 1A of this report, and in its other documents and filings with the SEC. The information contained in this report speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.
Overview
Recent Industry Developments
During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits decreased by 3% as compared to December 31, 2022, to $22.2 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains at historically high levels with CET1 and Total Capital ratios of 12.4% and 16.9%, respectively, as of March 31, 2023.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands except per share data)	2023	2022
Net interest income	$235,345	$183,546
Provision for credit losses	28,000	(2,000)
Non-interest income	37,403	20,283
Non-interest expense	194,027	153,092
Income before income taxes	50,721	52,737
Income tax expense	12,060	13,087
Net income	38,661	39,650
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$34,348	$35,337
Basic earnings per common share	$0.71	$0.70
Diluted earnings per common share	$0.70	$0.69
Net interest margin	3.33%	2.23%
Return on average assets (“ROA”)	0.53%	0.47%
Return on average common equity (“ROE”)	5.06%	4.97%
Non-interest income to average earning assets	0.54%	0.25%
Efficiency ratio(1)	71.1%	75.1%
Non-interest expense to average earning assets	2.78%	1.86%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended March 31, 2023 compared to three months ended March 31, 2022
The Company reported net income of $38.7 million and net income available to common stockholders of $34.3 million for the three months ended March 31, 2023, compared to net income of $39.7 million and net income available to common stockholders of $35.3 million for the same period in 2022. On a fully diluted basis, earnings per common share were $0.70 for the three months ended March 31, 2023, compared to $0.69 for the same period in 2022. ROE was 5.06% and ROA was 0.53% for the three months ended March 31, 2023, compared to 4.97% and 0.47%, respectively, for the same period in 2022. The decrease in net income for the three months ended March 31, 2023 compared to the same period in 2022 resulted primarily from increases in provision for credit losses and non-interest expense, partially offset by increases in net interest income and non-interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis(1)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,060,456	$25,292	2.31%	$3,669,257	$17,743	1.91%
Interest bearing cash and cash equivalents	5,541,341	62,436	4.57%	8,552,300	3,571	0.17%
Loans held for sale	43,472	938	8.75%	7,633	113	6.01%
Loans held for investment, mortgage finance	3,286,804	28,528	3.52%	5,732,901	43,466	3.07%
Loans held for investment(3)	15,598,854	268,131	6.97%	15,686,319	144,133	3.73%
Less: Allowance for credit losses on loans	252,727	—	—	212,612	—	—
Loans held for investment, net	18,632,931	296,659	6.46%	21,206,608	187,599	3.59%
Total earning assets	28,278,200	385,325	5.45%	33,435,798	209,026	2.54%
Cash and other assets	1,041,745			819,486
Total assets	$29,319,945			$34,255,284
Liabilities and Stockholders’ Equity
Transaction deposits	$776,500	$3,853	2.01%	$2,432,687	$3,962	0.66%
Savings deposits	11,195,402	105,707	3.83%	10,420,545	8,583	0.33%
Time deposits	1,430,657	10,534	2.99%	1,038,722	1,085	0.42%
Total interest bearing deposits	13,402,559	120,094	3.63%	13,891,954	13,630	0.40%
Short-term borrowings	1,242,881	14,744	4.81%	1,770,781	758	0.17%
Long-term debt	931,796	14,983	6.52%	929,005	10,595	4.63%
Total interest bearing liabilities	15,577,236	149,821	3.90%	16,591,740	24,983	0.61%
Non-interest bearing deposits	10,253,731			14,235,749
Other liabilities	436,621			243,141
Stockholders’ equity	3,052,357			3,184,654
Total liabilities and stockholders’ equity	$29,319,945			$34,255,284

Net interest income		$235,504			$184,043
Net interest margin			3.33%			2.23%
Net interest spread			1.55%			1.93%
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

	Three Months Ended March 31, 2023/2022
	Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income
Investment securities	$7,549	$1,842	$5,707
Interest bearing cash and cash equivalents	58,865	(1,262)	60,127
Loans held for sale	825	531	294
Loans held for investment, mortgage finance	(14,938)	(18,517)	3,579
Loans held for investment	123,998	(803)	124,801
Total interest income	176,299	(18,209)	194,508
Interest expense
Transaction deposits	(109)	(2,695)	2,586
Savings deposits	97,124	631	96,493
Time deposits	9,449	406	9,043
Short-term borrowings	13,986	(221)	14,207
Long-term debt	4,388	32	4,356
Total interest expense	124,838	(1,847)	126,685
Net interest income	$51,461	$(16,362)	$67,823
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $235.3 million for the three months ended March 31, 2023, compared to $183.5 million for the same period in 2022. The increase was primarily due to an increase in yields on average earnings assets, partially offset by rising funding costs and a decrease in total average earning assets.
Average earning assets decreased $5.2 billion for the three months ended March 31, 2023, compared to the same period in 2022, which included decreases of $3.0 billion in average interest-bearing cash and cash equivalents and $2.5 million in loans held for investment, mortgage finance. Average interest-bearing liabilities decreased $1.0 billion for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to decreases of $489.4 million in average interest-bearing deposits and $527.9 million in average short-term borrowings. Average demand deposits for the three months ended March 31, 2023 decreased to $10.3 billion from $14.2 billion for the same period in 2022.
Net interest margin for the three months ended March 31, 2023 was 3.33%, compared to 2.23% for the same period of 2022. The increase was primarily due to the effect of rising interest rates on earning asset yields and a shift in earning asset composition, partially offset by higher funding costs, also as a result of rising interest rates, compared to the same period in 2022.
The yield on total loans held for investment increased to 6.46% for the three months ended March 31, 2023, compared to 3.59% for the same period in 2022, and the yield on earning assets increased to 5.45% for the three months ended March 31, 2023, compared to 2.54% for the same period in 2022. Total cost of deposits increased to 2.06% for the three months ended March 31, 2023 from 0.20% for the same period in 2022 and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 2.10% for the three months ended March 31, 2023, compared to 0.30% for the same period in 2022.

Non-interest Income

	Three Months Ended March 31,
(in thousands)	2023	2022
Service charges on deposit accounts	$5,022	$6,115
Wealth management and trust fee income	3,429	3,912
Brokered loan fees	1,895	3,970
Investment banking and trading income	18,768	4,179
Other	8,289	2,107
Total non-interest income	$37,403	$20,283
Non-interest income increased by $17.1 million during the three months ended March 31, 2023 to $37.4 million, compared to $20.3 million for the same period in 2022. The increase was primarily due to increases in investment banking and trading income and other non-interest income, partially offset by a decrease in brokered loans fees.
Non-interest Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Salaries and benefits	$128,670	$99,859
Occupancy expense	9,619	8,885
Marketing	9,044	4,977
Legal and professional	14,514	10,302
Communications and technology	17,523	14,700
Federal Deposit Insurance Corporation insurance assessment	2,170	3,981
Other	12,487	10,388
Total non-interest expense	$194,027	$153,092
Non-interest expense for the three months ended March 31, 2023 increased $40.9 million compared to the same period in 2022, primarily due to an increase in salaries and benefits expense, resulting from an increase in headcount, as well as increases in marketing, legal and professional, and communications and technology expenses.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment on a gross basis by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies included in the 2022 Form 10-K for details of these portfolio segments.

(in thousands)	March 31, 2023	December 31, 2022
Commercial	$9,514,781	$8,902,948
Energy	1,294,671	1,159,296
Mortgage finance	4,060,570	4,090,033
Real estate	5,272,443	5,198,643
Gross loans held for investment	$20,142,465	$19,350,920
Gross loans held for investment were $20.1 billion at March 31, 2023, an increase of $791.5 million from December 31, 2022. The Company experienced broad-based loan growth across all loan categories, except for mortgage finance loans, as it has continued to execute on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 20% of total loans held for investment at March 31, 2023 compared to 21% at December 31, 2022. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. Mortgage finance loan balances have declined as compared to December 31, 2022 as interest rates have continued to rise during 2023.
The Company originates a substantial majority of all loans held for investment. The Company also participates in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2023, the Company had $4.3 billion in syndicated loans, $1.2 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of March 31, 2023, $3.2 million of syndicated loans were on non-accrual.

Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of March 31, 2023, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by type and by type of property securing the credit.

(dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans held for investment
Commercial:
Business assets	$86,020	$41,448
Accounts receivable and inventory	859	1,405
Other	61	564
Total commercial	86,940	43,417
Energy:
Oil and gas properties	3,477	3,658
Total energy	3,477	3,658
Real estate:
Business assets	—	—
Commercial property	3,534	1,263
Single family residences	—	—
Total real estate	3,534	1,263
Total non-accrual loans held for investment	$93,951	$48,338
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$93,951	$48,338

Non-accrual loans held for investment to total loans held for investment	0.47%	0.25%
Total non-performing assets to total assets	0.33%	0.17%
Allowance for credit losses on loans to non-accrual loans held for investment	2.8x	5.2x

Loans held for investment past due 90 days and accruing	$3,098	$131
Loans held for investment past due 90 days to total loans held for investment	0.02%	—%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date. Below is a discussion of provision for credit losses on loans. See Note 6 - Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report for presentation of the activity in the allowance for credit losses for off-balance asset credit losses.
The Company recorded a $27.4 million provision for credit losses on loans for the three months ended March 31, 2023 compared to a negative provision of $1.2 million for the three months ended March 31, 2022. The $27.4 million provision for credit losses on loans resulted from updated views on the downside risks to the economic forecast and increases in net charge-offs and criticized loans. The Company recorded $19.9 million in net charge-offs, related primarily to a single commercial loan, during the three months ended March 31, 2023 compared to $512,000 in net recoveries during the same period in 2022. Criticized loans totaled $561.1 million at March 31, 2023, compared to $513.2 million and $476.1 million at December 31, 2022 and March 31, 2022, respectively.

The table below presents key metrics related to the Company’s credit loss experience:

	March 31, 2023	March 31, 2022
Allowance for credit losses on loans to total loans held for investment	1.30%	0.97%
Allowance for credit losses on loans to average total loans held for investment(1)	1.38%	0.99%
Total allowance for credit losses to total loans held for investment	1.41%	1.05%
Total provision for credit losses to average total loans held for investment(1)(2)	0.60%	(0.04)%
(1)    Ratios are calculated using average balance for the three months ended March 31, 2023 and 2022, respectively.
(2) Ratios are annualized utilizing provision for credit losses for the three months ended March 31, 2023 and 2022, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by loan category:

	Three Months Ended March 31,
	2023		2022
	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$19,916	0.88%	$(107)	—%
Energy	(6)	—%	(755)	(0.40)%
Mortgage finance	—	—%	—	—%
Real Estate	—	—%	350	0.03%
Total	$19,910	0.43%	$(512)	(0.01)%
(1)Ratios are annualized utilizing net charge-offs for the three months ended March 31, 2023 and 2022, respectively.
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and the government sponsored entities to support the liquidity of mortgage finance assets.
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	March 31, 2023	December 31, 2022
Interest bearing cash and cash equivalents	$3,385,494	$4,778,623
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	16.9%	24.8%
Total earning assets	12.3%	17.4%
Total deposits	15.3%	20.9%
Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. As of March 31, 2023, estimated uninsured deposits represented 45% of total deposits. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

(dollars in thousands)	March 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Customer deposits	$20,795,335	93.8%	$21,247,999	93.0%
Brokered deposits	1,384,362	6.2%	1,608,881	7.0%
Total deposits	$22,179,697	100.0%	$22,856,880	100.0%

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

(in thousands)	March 31, 2023	December 31, 2022
Repurchase agreements	$—	$1,142
FHLB borrowings	2,100,000	1,200,000
Total short-term and other borrowings	$2,100,000	$1,201,142
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	March 31, 2023	December 31, 2022
FHLB borrowing capacity relating to loans and pledged securities	$3,175,863	$2,621,218
FHLB borrowing capacity relating to unencumbered securities	2,635,859	3,539,297
Total FHLB borrowing capacity(1)	$5,811,722	$6,160,515
Unused federal funds lines available from commercial banks	$1,471,000	$1,479,000
Unused Federal Reserve borrowings capacity	$3,858,755	$3,574,762
Unused revolving line of credit(2)	$100,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2024. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2023.
The Company has long-term debt outstanding of $932.1 million as of March 31, 2023, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A of the 2022 Form 10-K.
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
Capital Resources
The Company’s equity capital averaged $3.1 billion for the three months ended March 31, 2023 compared to $3.2 billion for the same period in 2022. The decrease relates to the shares of Company stock that have been repurchased during the previous 12 months. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
In January 2023, the Company completed the full $150,0 million of repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of outstanding common stock. Any repurchases under the repurchase program have been made in accordance with applicable securities laws in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the three months ended March 31, 2023, the Company repurchased 1,011,909 shares of its common stock for an aggregate purchase price of $59.7 million, at a weighted average price of $58.98 per share. The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.
For additional information on the Company’s capital and stockholders’ equity, see Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of March 31, 2023, the quantitative estimate of the allowance for credit loss would increase by approximately $143.0 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of March 31, 2023 is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2023 and is not necessarily indicative of positions on other dates. The table does take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,385,494	$—	$—	$—	$3,385,494
Investment securities(1)	45,030	244,602	261,821	3,794,516	4,345,969
Variable loans	18,436,757	263,569	31,497	289,861	19,021,684
Fixed loans	22,392	81,532	160,731	883,734	1,148,389
Total loans(2)	18,459,149	345,101	192,228	1,173,595	20,170,073
Total interest sensitive assets	$21,889,673	$589,703	$454,049	$4,968,111	$27,901,536
Liabilities
Interest bearing customer deposits	$11,260,363	$—	$—	$—	$11,260,363
CDs	520,805	837,973	59,784	189	1,418,751
Total interest bearing deposits	11,781,168	837,973	59,784	189	12,679,114
Short-term borrowings	2,100,000	—	—	—	2,100,000
Long-term debt	386,400	—	174,262	371,457	932,119
Total borrowings	2,486,400	—	174,262	371,457	3,032,119
Total interest sensitive liabilities	$14,267,568	$837,973	$234,046	$371,646	$15,711,233
GAP	$7,622,105	$(248,270)	$220,003	$4,596,465	$—
Cumulative GAP	$7,622,105	$7,373,835	$7,593,838	$12,190,303	$12,190,303
Non-interest bearing deposits					9,500,583
Stockholders’ equity					3,079,974
Total					$12,580,557
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
For modeling purposes, the “shock test” scenarios as of March 31, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. As of March 31, 2022, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates. As short-term rates remained low during the first quarter of 2022, the Company did not believe that analysis of an assumed decrease in interest rates would provide meaningful results. The Company will continue to evaluate these scenarios as interest rates change.
During the first quarter of 2023, the Company’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and savings accounts) and loan and security prepayments behaviors for a given level of market rate change. In the current environment of changing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of these changes is factored into the simulation model results for 2023. This modeling indicated interest rate sensitivity as follows:

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	March 31, 2023				March 31, 2022
	Increase		Decrease		Increase
(in thousands)	100 bps	200 bps	100 bps	200 bps	100 bps	200 bps
Change in net interest income	$33,709	$67,032	$(46,393)	$(93,297)	$70,943	$149,105
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
ITEM 1A.     RISK FACTORS
Other than the risk factors set forth below, there have been no material changes in the risk factors previously disclosed in the 2022 Form 10-K.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
Rising interest rates have decreased the value of the Company’s held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs. As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.
Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations. The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Bank has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the three months ended March 31, 2023 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(2)	Plans or Programs(1)	Plans or Programs(1)
January 2023	564,206	$61.50	564,206	$150,000,000
February 2023	—	—	—	150,000,000
March 2023	447,703	55.80	447,703	125,019,420
Total	1,011,909	$58.98	1,011,909	$125,019,420
(1)    On April 19, 2022, the Company’s board of directors authorized a share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock. In January 2023, the Company completed the full $150.0 million of repurchases authorized under this plan. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
(2)    The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the quarter ended March 31, 2023, excise tax expense totaled $540,000.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1
Amended and Restated Employment Agreement, dated as of January 23, 2023, between Texas Capital Bancshares, Inc. and Robert C. Holmes, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2023+

10.2	Form of 2023 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
10.3	Form of 2023 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 20, 2023

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)