Form 10-Q
period 2023-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2023-07-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On July 19, 2023, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 48,000,808

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$260,314	$233,637
Interest bearing cash and cash equivalents	2,587,131	4,778,623
Available-for-sale debt securities	3,292,478	2,615,644
Held-to-maturity debt securities	900,315	935,514
Equity securities	33,860	33,956
Investment securities	4,226,653	3,585,114
Loans held for sale	29,097	36,357
Loans held for investment, mortgage finance	5,098,812	4,090,033
Loans held for investment	16,227,203	15,197,307
Less: Allowance for credit losses on loans	237,343	253,469
Loans held for investment, net	21,088,672	19,033,871
Premises and equipment, net	26,096	26,382
Accrued interest receivable and other assets	757,085	719,162
Goodwill and intangibles, net	1,496	1,496
Total assets	$28,976,544	$28,414,642
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$9,429,352	$9,618,081
Interest bearing deposits	13,888,888	13,238,799
Total deposits	23,318,240	22,856,880
Accrued interest payable	29,658	24,000
Other liabilities	338,924	345,827
Short-term borrowings	1,350,000	1,201,142
Long-term debt	857,795	931,442
Total liabilities	25,894,617	25,359,291
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at June 30, 2023 and December 31, 2022	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,087,965 and 50,867,298 at June 30, 2023 and December 31, 2022, respectively	511	509
Additional paid-in capital	1,035,063	1,025,593
Retained earnings	2,362,189	2,263,502
Treasury stock - 3,095,444 and 2,083,535 shares at cost at June 30, 2023 and December 31, 2022, respectively	(175,528)	(115,310)
Accumulated other comprehensive loss, net of taxes	(440,308)	(418,943)
Total stockholders’ equity	3,081,927	3,055,351
Total liabilities and stockholders’ equity	$28,976,544	$28,414,642
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$332,867	$218,292	$630,305	$405,948
Investment securities	27,478	14,665	52,770	31,967
Interest bearing cash and cash equivalents	41,571	9,394	104,007	12,965
Total interest income	401,916	242,351	787,082	450,880
Interest expense
Deposits	137,391	20,566	257,485	34,196
Short-term borrowings	18,253	4,859	32,997	5,617
Long-term debt	14,282	11,393	29,265	21,988
Total interest expense	169,926	36,818	319,747	61,801
Net interest income	231,990	205,533	467,335	389,079
Provision for credit losses	7,000	22,000	35,000	20,000
Net interest income after provision for credit losses	224,990	183,533	432,335	369,079
Non-interest income
Service charges on deposit accounts	5,158	6,102	10,180	12,217
Wealth management and trust fee income	3,715	4,051	7,144	7,963
Brokered loan fees	2,415	4,133	4,310	8,103
Investment banking and trading income	27,498	11,126	46,266	15,305
Other	7,225	828	15,514	2,935
Total non-interest income	46,011	26,240	83,414	46,523
Non-interest expense
Salaries and benefits	113,050	103,358	241,720	203,217
Occupancy expense	9,482	8,874	19,101	17,759
Marketing	6,367	8,506	15,411	13,483
Legal and professional	15,669	11,288	30,183	21,590
Communications and technology	20,525	15,649	38,048	30,349
Federal Deposit Insurance Corporation insurance assessment	3,693	3,318	5,863	7,299
Other	12,858	13,310	25,345	23,698
Total non-interest expense	181,644	164,303	375,671	317,395
Income before income taxes	89,357	45,470	140,078	98,207
Income tax expense	20,706	11,311	32,766	24,398
Net income	68,651	34,159	107,312	73,809
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$64,339	$29,847	$98,687	$65,184
Other comprehensive income/(loss):
Change in unrealized gain/(loss)	$(99,731)	$(86,438)	$(56,778)	$(287,057)
Amounts reclassified into net income	16,762	1,903	29,735	2,889
Other comprehensive income/(loss)	(82,969)	(84,535)	(27,043)	(284,168)
Income tax expense/(benefit)	(17,423)	(17,752)	(5,678)	(59,675)
Other comprehensive income/(loss), net of tax	(65,546)	(66,783)	(21,365)	(224,493)
Comprehensive income/(loss)	$3,105	$(32,624)	$85,947	$(150,684)
Basic earnings per common share	$1.34	$0.59	$2.05	$1.29
Diluted earnings per common share	$1.33	$0.59	$2.02	$1.28
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at March 31, 2022	300,000	$300,000	50,710,858	$507	$1,011,353	$1,983,611	(417)	$(8)	$(205,425)	$3,090,038
Comprehensive income/(loss):
Net income	—	—	—	—	—	34,159	—	—	—	34,159
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(66,783)	(66,783)
Total comprehensive loss										(32,624)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,022	—	—	—	—	5,022
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	109,479	1	(1,270)	—	—	—	—	(1,269)
Repurchase of common stock	—	—	—	—	—	—	(941,879)	(50,023)	—	(50,023)
Balance at June 30, 2022	300,000	$300,000	50,820,337	$508	$1,015,105	$2,013,458	(942,296)	$(50,031)	$(272,208)	$3,006,832

Balance at March 31, 2023	300,000	$300,000	50,947,306	$509	$1,031,905	$2,297,850	(3,095,444)	$(175,528)	$(374,762)	$3,079,974
Comprehensive income/(loss):
Net income	—	—	—	—	—	68,651	—	—	—	68,651
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(65,546)	(65,546)
Total comprehensive income										3,105
Stock-based compensation expense recognized in earnings	—	—	—	—	5,069	—	—	—	—	5,069
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	140,659	2	(1,911)	—	—	—	—	(1,909)
Balance at June 30, 2023	300,000	$300,000	51,087,965	$511	$1,035,063	$2,362,189	(3,095,444)	$(175,528)	$(440,308)	$3,081,927
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2021 (audited)	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income/(loss):
Net income	—	—	—	—	—	73,809	—	—	—	73,809
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(224,493)	(224,493)
Total comprehensive loss										(150,684)
Stock-based compensation expense recognized in earnings	—	—	—	—	10,429	—	—	—	—	10,429
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	201,426	2	(3,883)	—	—	—	—	(3,881)
Repurchase of common stock	—	—	—	—	—	—	(941,879)	(50,023)	—	(50,023)
Balance at June 30, 2022	300,000	$300,000	50,820,337	$508	$1,015,105	$2,013,458	(942,296)	$(50,031)	$(272,208)	$3,006,832

Balance at December 31, 2022 (audited)	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	107,312	—	—	—	107,312
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(21,365)	(21,365)
Total comprehensive income										85,947
Stock-based compensation expense recognized in earnings	—	—	—	—	13,507	—	—	—	—	13,507
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	220,667	2	(4,037)	—	—	—	—	(4,035)
Repurchase of common stock	—	—	—	—	—	—	(1,011,909)	(60,218)	—	(60,218)
Balance at June 30, 2023	300,000	$300,000	51,087,965	$511	$1,035,063	$2,362,189	(3,095,444)	$(175,528)	$(440,308)	$3,081,927
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities
Net income	$107,312	$73,809
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	35,000	20,000
Depreciation and amortization	19,717	24,081
Net gain recognized on investment securities	(2,685)	—
Stock-based compensation expense	13,507	10,612
Purchases and originations of loans held for sale	—	(1,072)
Proceeds from sales and repayments of loans held for sale	7,260	4,600
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(42,383)	(10,753)
Accrued interest payable and other liabilities	(47,067)	25,259
Net cash provided by operating activities	90,661	146,536
Investing activities
Purchases of available-for-sale securities	(849,391)	(637,803)
Proceeds from sales of available-for-sale debt securities	56,923	—
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	106,988	333,811
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	37,075	40,224
Sales/(purchases) of equity securities, net	2,292	855
Originations of loans held for investment, mortgage finance	(35,597,043)	(54,492,183)
Proceeds from pay-offs of loans held for investment, mortgage finance	34,588,264	55,418,173
Net increase in loans held for investment, excluding mortgage finance loans	(1,058,046)	(2,188,546)
Purchase of premises and equipment, net	(4,878)	(9,201)
Net cash used in investing activities	(2,717,816)	(1,534,670)
Financing activities
Net increase/(decrease) in deposits	461,360	(2,669,344)
Issuance of stock related to stock-based awards	(4,035)	(3,881)
Preferred dividends paid	(8,625)	(8,625)
Repurchase of common stock	(60,218)	(50,023)
Net increase (decrease) in short-term borrowings	148,858	448,704
Redemption of long-term debt	(75,000)	—
Net cash provided by/(used in) financing activities	462,340	(2,283,169)
Net decrease in cash and cash equivalents	(2,164,815)	(3,671,303)
Cash and cash equivalents at beginning of period	5,012,260	7,946,659
Cash and cash equivalents at end of period	$2,847,445	$4,275,356
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$314,089	$60,572
Cash paid during the period for income taxes	43,286	29,350
Transfers of debt securities from available-for-sale to held-to-maturity	—	1,019,365
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
The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made present a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements and the notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements do not include all of the information and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
In the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model, the most significant of which are more granular estimates of historical loss rates to incorporate probability of default and loss severities and allocations of expected losses to outstanding loan balances and off-balance sheet financial instruments. As a result of these changes, corresponding adjustments were also made to the Company’s portfolio segments to appropriately pool loans with similar risk characteristics and to the speed at which the Company reverts to historical loss rates for periods beyond which management is able to develop reasonable and supportable forecasts.
The below accounting policy from the Company’s 2022 Form 10-K has been updated to incorporate these changes.
Allowance for Credit Losses
The Company’s allowance for credit losses is determined using a current expected credit loss (“CECL”) model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.
The following is a discussion of the allowance for credit losses on loans held for investment and off-balance sheet credit exposures. See Note 1 - Operations and Summary of Significant Accounting Policies - Investment Securities - Debt Securities in the Company’s 2022 Form 10-K for discussion of the allowance for credit losses on available-for-sale and held-to-maturity debt securities.
The CECL methodology recognizes lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The allowance for credit losses on off-balance sheet financial instruments is recorded in other liabilities on the consolidated balance sheets,

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term, as well as for changes in macroeconomic conditions, such as changes in unemployment rates, gross domestic product, property values, or other relevant factors.
The allowance for credit losses is comprised of reserves measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are assigned a reserve based on an individual evaluation and are not included in the collective (pool) evaluation. For purposes of determining the collective (pool) allowance for credit losses, the loan portfolio is segregated into pools first by portfolio segment and then by past due status or credit grade. Each pool is assigned a loss estimate, reflecting historical loss rates that incorporate probability of default and severity of losses over the estimated remaining life of the loans. These loss estimates are then modified to incorporate a reasonable and supportable forecast of future losses at the pool level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). A similar process is employed to calculate a reserve assigned to off-balance financial instruments, specifically unfunded loan commitments and letters of credit. Modified loss estimates are assigned based on the balance of the commitments estimated to be outstanding at the time of default. The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. The PLQF is used to apply a qualitative adjustment across the entire portfolio of loans, while the SLQF is designed to apply a qualitative adjustment across a single portfolio segment. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
The Company generally uses a two-year forecast period, based on a single forecast scenario or a blend of multiple forecast scenarios, using variables management believes are most relevant to each portfolio segment. For periods beyond which management is able to develop reasonable and supportable forecasts, the Company reverts to the average historical loss rate, reflecting historical default probabilities and loss severities, using a reversion speed that approximates 1 to 2 years. The forecast period and scenario(s) used are reviewed on a quarterly basis and may be adjusted based on management's view of the current economic conditions and level of predictability the forecast can provide.
Portfolio segments are used to pool loans with similar risk characteristics and align with the Company’s methodology for measuring expected credit losses. A summary of the primary portfolio segments is as follows:
Commercial. The commercial loan portfolio is comprised of lines of credit for working capital, term loans, reserve-based loans to energy exploration and production companies, and leases to finance equipment and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth, and acquisitions and are generally secured by accounts receivable, inventory, oil and gas reserves, equipment and other assets of clients’ businesses.
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
Commercial Real Estate (“CRE”). The CRE portfolio is comprised of construction/development financing and limited term financing provided to professional real estate developers, owners/managers of commercial real estate projects and properties, and residential builders/developers. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings, residential and commercial tract developments, and raw land or lots to be developed into single-family homes. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. The performance of these loans is impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing, and, in the case of loans to residential builder/developers, volatility in consumer demand.
Consumer. This category of loans is comprised of loans made to consumers for personal expenditures, first and second lien mortgages made for the purpose of purchasing or constructing 1-4 family residential dwellings and home equity revolving lines of credit.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2023	2022	2023	2022
Numerator:
Net income	$68,651	$34,159	$107,312	$73,809
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$64,339	$29,847	$98,687	$65,184
Denominator:
Basic earnings per common share—weighted average common shares	47,906,624	50,258,681	48,166,977	50,462,735
Effect of dilutive outstanding stock-settled awards	514,652	542,947	569,405	607,034
Dilutive earnings per common share—weighted average diluted common shares	48,421,276	50,801,628	48,736,382	51,069,769
Basic earnings per common share	$1.34	$0.59	$2.05	$1.29
Diluted earnings per common share	$1.33	$0.59	$2.02	$1.28
Anti-dilutive outstanding stock-settled awards	533,363	430,224	341,728	301,842

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$646,811	$—	$(26,483)	$620,328
U.S. government agency securities	125,000	—	(21,314)	103,686
Residential mortgage-backed securities	2,902,892	—	(346,184)	2,556,708
CRT securities	14,226	—	(2,470)	11,756
Total available-for-sale debt securities	3,688,929	—	(396,451)	3,292,478
Held-to-maturity debt securities:
Residential mortgage-backed securities	900,315	—	(111,880)	788,435
Total held-to-maturity debt securities	900,315	—	(111,880)	788,435
Equity securities				33,860
Total investment securities(2)				$4,226,653
December 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$698,769	$—	$(28,187)	$670,582
U.S. government agency securities	125,000	—	(22,846)	102,154
Residential mortgage-backed securities	2,162,364	3	(331,320)	1,831,047
CRT securities	14,713	—	(2,852)	11,861
Total available-for-sale debt securities	3,000,846	3	(385,205)	2,615,644
Held-to-maturity securities:
Residential mortgage-backed securities	935,514	—	(118,600)	816,914
Total held-to-maturity securities	935,514	—	(118,600)	816,914
Equity securities				33,956
Total investment securities(2)				$3,585,114
(1)    Excludes accrued interest receivable of $9.5 million and $6.6 million at June 30, 2023 and December 31, 2022, respectively, related to available-for-sale debt securities and $1.5 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
In the first quarter of 2023, the Company sold U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of June 30, 2023, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$251,079	$245,016	$—	$—
Due after one year through five years	445,732	418,385	—	—
Due after five years through ten years	106,187	86,519	—	—
Due after ten years	2,885,931	2,542,558	900,315	788,435
Total	$3,688,929	$3,292,478	$900,315	$788,435

The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
U.S. Treasury securities	$259,155	$(9,662)	$361,173	$(16,821)	$620,328	$(26,483)
U.S. government agency securities	—	—	103,686	(21,314)	103,686	(21,314)
Residential mortgage-backed securities	1,024,801	(27,157)	1,531,907	(319,027)	2,556,708	(346,184)
CRT securities	—	—	11,756	(2,470)	11,756	(2,470)
Total	$1,283,956	$(36,819)	$2,008,522	$(359,632)	$3,292,478	$(396,451)
December 31, 2022
U.S. Treasury securities	$670,582	$(28,187)	$—	$—	$670,582	$(28,187)
U.S. government agency securities	—	—	102,154	(22,846)	102,154	(22,846)
Residential mortgage-backed securities	261,502	(9,481)	1,569,107	(321,839)	1,830,609	(331,320)
CRT securities	—	—	11,861	(2,852)	11,861	(2,852)
Total	$932,084	$(37,668)	$1,683,122	$(347,537)	$2,615,206	$(385,205)
At June 30, 2023, the Company had 112 available-for-sale debt securities in an unrealized loss position, comprised of 11 U.S. Treasury securities, five U.S. government agency securities, 94 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has, therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/loss, net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At June 30, 2023 and December 31, 2022, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At June 30, 2023, debt securities with carrying values of approximately $1.6 million were pledged to secure certain customer deposits at June 30, 2023. At December 31, 2022, debt securities with carrying values of approximately $16.1 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net gains/(losses) recognized during the period	$951	$(4,996)	$2,196	$(8,636)
Less: Realized net gains/(losses) recognized on securities sold	(10)	(204)	(606)	(2)
Unrealized net gains/(losses) recognized on securities still held	$961	$(4,792)	$2,802	$(8,634)

(4) Loans and Allowance for Credit Losses on Loans
As discussed in Note 1 - Operations and Summary of Significant Accounting Policies, in the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model which resulted in adjustments being made to the Company’s portfolio segments. As a result, certain prior period balances below have been reclassified to conform to the current period presentation of portfolio segments.
Loans are summarized by portfolio segment as follows:

(in thousands)	June 30, 2023	December 31, 2022
Loans held for investment(1):
Commercial	$10,459,640	$9,832,676
Mortgage finance	5,098,812	4,090,033
Commercial real estate	5,308,997	4,875,363
Consumer	531,635	552,848
Gross loans held for investment	21,399,084	19,350,920
Unearned income (net of direct origination costs)	(73,069)	(63,580)
Total loans held for investment	21,326,015	19,287,340
Allowance for credit losses on loans	(237,343)	(253,469)
Total loans held for investment, net	$21,088,672	$19,033,871
Loans held for sale:
Non-mortgage loans, at lower of cost or fair value	29,097	36,357
Total loans held for sale	$29,097	$36,357
(1)    Excludes accrued interest receivable of $105.7 million and $100.4 million at June 30, 2023 and December 31, 2022, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2023
Commercial
(1-7) Pass	$1,046,010	$1,914,964	$414,088	$173,152	$214,029	$365,905	$5,904,419	$18,637	$10,051,204
(8) Special mention	95	83,010	18,452	289	707	19,303	54,371	142	176,369
(9) Substandard - accruing	15,216	55,176	39,042	2,059	—	6,725	33,457	528	152,203
(9+) Non-accrual	—	42,076	3,211	436	23,385	7,421	161	3,174	79,864
Total commercial	$1,061,321	$2,095,226	$474,793	$175,936	$238,121	$399,354	$5,992,408	$22,481	$10,459,640
Mortgage finance
(1-7) Pass	$115,533	$54,104	$686,673	$341,626	$358,533	$3,542,343	$—	$—	$5,098,812
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$115,533	$54,104	$686,673	$341,626	$358,533	$3,542,343	$—	$—	$5,098,812
Commercial real estate
(1-7) Pass	$398,476	$1,533,734	$1,056,719	$625,786	$418,687	$634,714	$408,959	$23,700	$5,100,775
(8) Special mention	1,048	55,675	22,329	24,047	12,016	39,960	—	5,414	160,489
(9) Substandard - accruing	—	—	17,850	—	—	29,708	—	—	47,558
(9+) Non-accrual	—	—	—	—	—	175	—	—	175
Total commercial real estate	$399,524	$1,589,409	$1,096,898	$649,833	$430,703	$704,557	$408,959	$29,114	$5,308,997
Consumer
(1-7) Pass	$19,368	$58,901	$89,294	$55,186	$14,480	$110,951	$180,651	$107	$528,938
(8) Special mention	—	—	—	—	—	1,376	—	—	1,376
(9) Substandard - accruing	—	—	—	—	—	—	—	321	321
(9+) Non-accrual	—	—	—	—	—	1,000	—	—	1,000
Total consumer	$19,368	$58,901	$89,294	$55,186	$14,480	$113,327	$180,651	$428	$531,635
Total	$1,595,746	$3,797,640	$2,347,658	$1,222,581	$1,041,837	$4,759,581	$6,582,018	$52,023	$21,399,084
Gross charge-offs	$—	$90	$19,828	$—	$8,243	$552	$—	$871	$29,584

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2022
Commercial
(1-7) Pass	$2,022,950	$678,473	$240,511	$254,985	$322,099	$227,853	$5,694,352	$20,933	$9,462,156
(8) Special mention	9,141	7,740	3,628	37,794	11,998	4,975	95,310	2,250	172,836
(9) Substandard - accruing	18,670	71,147	514	1,666	14,933	6,305	37,407	—	150,642
(9+) Non-accrual	376	512	751	30,392	6,226	2,520	6,265	—	47,042
Total commercial	$2,051,137	$757,872	$245,404	$324,837	$355,256	$241,653	$5,833,334	$23,183	$9,832,676
Mortgage finance
(1-7) Pass	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
Commercial real estate
(1-7) Pass	$1,362,160	$958,669	$670,113	$520,970	$263,240	$448,536	$465,834	$43,237	$4,732,759
(8) Special mention	3,494	6,524	46,512	5,295	19,350	4,038	—	—	85,213
(9) Substandard - accruing	7,840	17,850	—	247	11,458	18,733	—	—	56,128
(9+) Non-accrual	—	—	1,081	—	—	182	—	—	1,263
Total commercial real estate	$1,373,494	$983,043	$717,706	$526,512	$294,048	$471,489	$465,834	$43,237	$4,875,363
Consumer
(1-7) Pass	$69,320	$95,470	$57,060	$24,773	$20,055	$89,919	$196,088	$130	$552,815
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	33	—	—	—	—	33
Total Consumer	$69,320	$95,470	$57,060	$24,806	$20,055	$89,919	$196,088	$130	$552,848
Total	$3,524,436	$2,318,862	$1,217,215	$1,143,913	$1,134,112	$3,450,576	$6,495,256	$66,550	$19,350,920

The following table details activity in the allowance for credit losses on loans. The changes made to the Company’s current expected credit loss model, as discussed above and in Note 1 - Operations and Summary of Significant Accounting Policies, resulted in a reallocation of the allowance for credit losses between loan portfolio segments and allowance balances allocated to off-balance sheet financial instruments, the results of which are included in the table below. The changes made result in a higher allocation of losses to off-balance sheet financial instruments. See Note 6 - Financial Instruments with Off-Balance Sheet Risk for information regarding the allowance for credit losses on off-balance sheet financial instruments. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	18,198	(3,660)	(1,730)	(785)	12,023
Charge-offs	29,584	—	—	—	29,584
Recoveries	1,430	—	—	5	1,435
Net charge-offs (recoveries)	28,154	—	—	(5)	28,149
Ending balance	$175,347	$7,085	$52,538	$2,373	$237,343
Six Months Ended June 30, 2022
Beginning balance	$154,360	$6,083	$48,247	$3,176	$211,866
Provision for credit losses on loans	(10,128)	12,975	16,820	(383)	19,284
Charge-offs	2,978	—	350	—	3,328
Recoveries	1,172	—	—	19	1,191
Net charge-offs (recoveries)	1,806	—	350	(19)	2,137
Ending balance	$142,426	$19,058	$64,717	$2,812	$229,013
The Company recorded a $12.0 million provision for credit losses on loans for the six months ended June 30, 2023, compared to a $19.3 million provision for the same period of 2022. The $12.0 million provision for credit losses on loans resulted primarily from an increase in non-accrual loans and growth in loans held for investment during the six months ended June 30, 2023. Net charge-offs of $28.1 million were recorded during the six months ended June 30, 2023, compared to net charge-offs of $2.1 million during the same period of 2022. Criticized loans totaled $619.4 million at June 30, 2023, $513.2 million at December 31, 2022 and $603.5 million at June 30, 2022.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2023, the Company had $40.4 million in collateral-dependent commercial loans, collateralized by business assets.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
June 30, 2023
Commercial	$2,273	$686	$64	$3,023	$79,864	$10,376,753	$10,459,640	$23,385
Mortgage finance	—	—	—	—	—	5,098,812	5,098,812	—
Commercial real estate	524	—	—	524	175	5,308,298	5,308,997	—
Consumer	11	—	—	11	1,000	530,624	531,635	1,000
Total	$2,808	$686	$64	$3,558	$81,039	$21,314,487	$21,399,084	$24,385
(1)As of June 30, 2023, $1.4 million of non-accrual loans were earning interest income on a cash basis compared to $2.2 million as of December 31, 2022. Additionally, $37,000 of interest income was recognized on non-accrual loans for the six months ended June 30, 2023 compared to none for the same period in 2022. Accrued interest of $1.6 million and $4,000 was reversed during the six months ended June 30, 2023 and June 30, 2022, respectively.
Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details gross loans held for investment as of June 30, 2023 made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023:

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Total Loans Held for Investment
Three Months Ended June 30, 2023
Commercial	$—	$261	$3,378	$—	$3,639	0.02%
Total	$—	$261	$3,378	$—	$3,639	0.02%
Six Months Ended June 30, 2023
Commercial	$31,356	$1,144	$6,562	$14,532	$53,594	0.25%
Total	$31,356	$1,144	$6,562	$14,532	$53,594	0.25%
The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	Interest Rate Reduction	Term Extension (in months)	Total Payment Deferrals (in thousands)
Three Months Ended June 30, 2023
Commercial	—%	4 to 12	$358
Six Months Ended June 30, 2023
Commercial	0.70%	4 to 36	$5,080
As of June 30, 2023, commercial loans totaling $161,000 experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.
The table below provides an age analysis of gross loans held for investment as of June 30, 2023 made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
June 30, 2023
Commercial	$—	$—	$6,723	$46,871	$53,594
Total	$—	$—	$6,723	$46,871	$53,594
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The Company did not have any loans that were restructured during the six months ended June 30, 2022.
As of December 31, 2022 and June 30, 2022, the Company did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2022 and June 30, 2022, $531,000 and $17.3 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	June 30, 2023	December 31, 2022
Customer repurchase agreements	$—	$1,142
Federal Home Loan Bank borrowings	1,350,000	1,200,000
Total short-term borrowings	$1,350,000	$1,201,142
The table below presents a summary of long-term debt:

(in thousands)	June 30, 2023	December 31, 2022
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$198,496	$272,492
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,326	174,196
Company-issued 4.00% fixed rate subordinated notes due 2031	371,567	371,348
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$857,795	$931,442
In the second quarter of 2023, the Company partially paid down $75.0 million of the senior unsecured credit-linked notes in accordance with the term of the notes.

(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. The changes made to the Company’s current expected credit loss model, as discussed in Note 1 - Operations and Summary of Significant Accounting Policies, resulted in a reallocation of the allowance for credit losses between loan portfolio segments and allowance balances allocated to off-balance sheet financial instruments, the results of which are included in the table below. The changes made result in a higher allocation of losses to off-balance sheet financial instruments. See Note 4 - Loans and Allowance for Credit Losses on Loans for information regarding the allowance for credit losses on loans.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	17,187	—	5,693	97	22,977
Ending balance	$33,737	$—	$10,915	$118	$44,770
Six Months Ended June 30, 2022
Beginning balance	$15,107	$—	$2,136	$22	$17,265
Provision for off-balance sheet credit losses	(1,656)	—	2,376	(4)	716
Ending balance	$13,451	$—	$4,512	$18	$17,981

(in thousands)				June 30, 2023	December 31, 2022
Commitments to extend credit - period end balance				$9,973,209	$9,673,082
Standby letters of credit - period end balance				488,525	417,896
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
Additionally, the Basel III Capital Rules require that the Company maintains a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the six months ended June 30, 2023 or 2022. In January 2023, the Company completed the full $150.0 million of share repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. During the six months ended June 30, 2023, the Company repurchased 1,011,909 shares of its common stock for an aggregate price of $59.7 million, at a weighted average price of $58.98 per share. The aggregate purchase price and weighted average price per share does not include the effect of excise tax incurred on net stock repurchases.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2023, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of June 30, 2023 and December 31, 2022. The regulatory authorities can apply changes in the classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the Federal Deposit Insurance Corporation (“FDIC”) or could result in regulatory actions that could have a material effect on the Bank’s condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2023
CET1
Company	$3,225,555	12.18%	$1,854,443	7.00%	N/A	N/A
Bank	3,516,575	13.31%	1,849,426	7.00%	1,717,324	6.50%
Total capital (to risk-weighted assets)
Company	4,351,950	16.43%	2,781,665	10.50%	2,649,204	10.00%
Bank	4,071,403	15.41%	2,774,139	10.50%	2,642,037	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,635,555	13.72%	2,251,824	8.50%	1,589,523	6.00%
Bank	3,676,575	13.92%	2,245,731	8.50%	2,113,630	8.00%
Tier 1 capital (to average assets)(1)
Company	3,635,555	12.39%	1,173,583	4.00%	N/A	N/A
Bank	3,676,575	12.55%	1,171,431	4.00%	1,464,288	5.00%
December 31, 2022
CET1
Company	$3,180,208	13.00%	$1,712,608	7.00%	N/A	N/A
Bank	3,408,178	13.95%	1,710,056	7.00%	1,587,909	6.50%
Total capital (to risk-weighted assets)
Company	4,331,098	17.70%	2,568,912	10.50%	2,446,583	10.00%
Bank	3,987,720	16.32%	2,565,083	10.50%	2,442,937	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,590,208	14.67%	2,079,595	8.50%	1,467,950	6.00%
Bank	3,568,178	14.61%	2,076,496	8.50%	1,954,349	8.00%
Tier 1 capital (to average assets)(1)
Company	3,590,208	11.54%	1,244,494	4.00%	N/A	N/A
Bank	3,568,178	11.48%	1,243,232	4.00%	1,554,039	5.00%
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
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits; however, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020, therefore the total requirement was zero at both June 30, 2023 and December 31, 2022.

(8) Stock-Based Compensation
The Company has long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the Company’s board of directors or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and performance units, or any combination thereof.
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-settled awards:
RSUs	$5,069	$5,022	$13,507	$10,429
Cash-settled units	—	2	—	183
Total	$5,069	$5,024	$13,507	$10,612

(in thousands except period data)	June 30, 2023
Unrecognized compensation expense related to unvested stock-settled awards	$40,155
Weighted average period over which expense is expected to be recognized, in years	2.3
(9) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. See Note 1 - Operations and Summary of Significant Accounting Policies in the Company’s 2022 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$620,328	$—	$—
U.S. government agency securities	—	103,686	—
Residential mortgage-backed securities	—	2,556,708	—
CRT securities	—	—	11,756
Equity securities(1)(2)	22,783	11,077	—
Loans held for investment(3)	—	—	26,047
Derivative assets(4)	—	10,768	—
Derivative liabilities(4)	—	97,909	—
Non-qualified deferred compensation plan liabilities(5)	21,149	—	—
December 31, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$670,582	$—	$—
U.S. government agency securities	—	102,154	—
Residential mortgage-backed securities	—	1,831,047	—
CRT securities	—	—	11,861
Equity securities(1)(2)	22,879	11,077	—
Derivative assets(4)	—	13,504	—
Derivative liabilities(4)	—	91,758	—
Non-qualified deferred compensation plan liabilities(5)	21,177	—	—
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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended June 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,928	$—	$—	$—	$(172)	$11,756
Three Months Ended June 30, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$165,845	$—	$(166,890)	$—	$1,045	$—
CRT securities	11,901	—	—	—	(231)	11,670
Loans held for sale(2)	8,085	—	(4,029)	—	210	4,266

Six Months Ended June 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$—	$—	$(105)	$11,756
Six Months Ended June 30, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(170,626)	$—	$(9,407)	$—
CRT securities	11,846	—	—	—	(176)	11,670
Loans held for sale(2)	7,658	1,327	(4,600)	—	(119)	4,266
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
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2023, the discount rates utilized ranged from 6.25% to 11.37% and the weighted-average life ranged from 4.83 years to 8.17 years. On a combined amortized cost weighted-average basis a discount rate of 8.01% and a weighted-average life of 5.98 years were utilized to determine the fair value of these securities at June 30, 2023. At December 31, 2022, the combined weighted-average discount rate and weighted-average life utilized were 8.24% and 6.26 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $26.0 million fair value of loans held for investment at June 30, 2023 reported above includes impaired loans with a carrying value of $40.4 million that were reduced by specific allowance allocations totaling $14.3 million based on collateral valuations utilizing Level 3 inputs. There were no collateral-dependent loans held for investment reported at fair value at December 31, 2022.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and cash equivalents	$2,847,445	$2,847,445	$2,847,445	$—	$—
Available-for-sale debt securities	3,292,478	3,292,478	620,328	2,660,394	11,756
Held-to-maturity debt securities	900,315	788,435	—	788,435	—
Equity securities	33,860	33,860	22,783	11,077	—
Loans held for sale	29,097	29,097	—	29,097	—
Loans held for investment, net	21,088,672	21,016,413	—	—	21,016,413
Derivative assets	10,768	10,768	—	10,768	—
Financial liabilities:
Total deposits	23,318,240	23,497,477	—	—	23,497,477
Short-term borrowings	1,350,000	1,350,000	—	1,350,000	—
Long-term debt	857,795	768,222	—	768,222	—
Derivative liabilities	97,909	97,909	—	97,909	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$5,012,260	$5,012,260	$5,012,260	$—	$—
Available-for-sale debt securities	2,615,644	2,615,644	670,582	1,933,201	11,861
Held-to-maturity debt securities	935,514	816,914	—	816,914	—
Equity securities	33,956	33,956	22,879	11,077	—
Loans held for sale	36,357	36,357	—	—	36,357
Loans held for investment, net	19,033,871	18,969,922	—	—	18,969,922
Derivative assets	13,504	13,504	—	13,504	—
Financial liabilities:
Total deposits	22,856,880	22,857,949	—	—	22,857,949
Short-term borrowings	1,201,142	1,201,142	—	1,201,142	—
Long-term debt	931,442	881,716	—	881,716	—
Derivative liabilities	91,758	91,758	—	91,758	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	June 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$3,100,000	$—	$108,292	$3,000,000	$—	$86,378
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	2,682	38	24	—	—	—
Interest rate contracts:
Swaps	5,036,185	87,403	87,377	4,396,367	83,529	83,529
Caps and floors written	1,251,159	2,661	4,636	220,142	—	2,583
Caps and floors purchased	1,251,159	4,636	2,661	220,142	2,583	—
Forward contracts	7,274,246	14,220	13,515	1,569,326	4,431	4,053
Gross derivatives		108,958	216,505		90,543	176,543
Netting adjustment - offsetting derivative assets/liabilities		(26,524)	(26,524)		(5,164)	(5,164)
Netting adjustment - cash collateral received/posted		(71,666)	(92,072)		(71,875)	(79,621)
Net derivatives included on the consolidated balance sheets		$10,768	$97,909		$13,504	$91,758
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $10.8 million at June 30, 2023 and approximately $13.5 million at December 31, 2022. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At June 30, 2023, the Company had $156.9 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $74.5 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2022, were $89.2 million in cash collateral pledged to counterparties and $72.5 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 17 risk participation agreements where it acts as a participant bank with a notional amount of $328.2 million at June 30, 2023, compared to 19 risk participation agreements with a notional amount of $291.2 million at December 31, 2022. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $9.0 million at June 30, 2023 and $8.9 million at December 31, 2022. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2023 and December 31, 2022. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 12 risk participation agreements where the Company acts as the lead bank having a notional amount of $166.5 million at June 30, 2023, compared to 18 agreements having a notional amount of $222.0 million at December 31, 2022.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the six months ended June 30, 2023, the Company recorded $45.5 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $26.0 million from AOCI into interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $68.9 million will be reclassified from AOCI as a decrease to interest income. As of June 30, 2023, the maximum length of time over which forecasted transactions are hedged is 3.25 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended June 30, 2023
Beginning balance	$(46,916)	$(281,063)	$(46,783)	$(374,762)
Change in unrealized gain/(loss)	(59,057)	(40,674)	—	(99,731)
Amounts reclassified into net income	14,919	—	1,843	16,762
Total other comprehensive income/(loss)	(44,138)	(40,674)	1,843	(82,969)
Income tax expense/(benefit)	(9,269)	(8,541)	387	(17,423)
Total other comprehensive income/(loss), net of tax	(34,869)	(32,133)	1,456	(65,546)
Ending balance	$(81,785)	$(313,196)	$(45,327)	$(440,308)
Three Months Ended June 30, 2022
Beginning balance	$—	$(151,564)	$(53,861)	$(205,425)
Change in unrealized gain/(loss)	304	(86,742)	—	(86,438)
Amounts reclassified into net income	(704)	—	2,607	1,903
Total other comprehensive income/(loss)	(400)	(86,742)	2,607	(84,535)
Income tax expense/(benefit)	(84)	(18,216)	548	(17,752)
Total other comprehensive income/(loss), net of tax	(316)	(68,526)	2,059	(66,783)
Ending balance	$(316)	$(220,090)	$(51,802)	$(272,208)

Six Months Ended June 30, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	(45,529)	(11,249)	—	(56,778)
Amounts reclassified into net income	26,048	—	3,687	29,735
Total other comprehensive income/(loss)	(19,481)	(11,249)	3,687	(27,043)
Income tax expense/(benefit)	(4,090)	(2,362)	774	(5,678)
Total other comprehensive income/(loss), net of tax	(15,391)	(8,887)	2,913	(21,365)
Ending balance	$(81,785)	$(313,196)	$(45,327)	$(440,308)
Six Months Ended June 30, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	304	(218,196)	(69,165)	(287,057)
Amounts reclassified into net income	(704)	—	3,593	2,889
Total other comprehensive income/(loss)	(400)	(218,196)	(65,572)	(284,168)
Income tax expense/(benefit)	(84)	(45,821)	(13,770)	(59,675)
Total other comprehensive income/(loss), net of tax	(316)	(172,375)	(51,802)	(224,493)
Ending balance	$(316)	$(220,090)	$(51,802)	$(272,208)
(12) New Accounting Standards
There were no accounting standards or updates issued during the second quarter of 2023.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the six months ended June 30, 2023 and 2022 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risk and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, credit quality and risk, the unpredictability of economic and business conditions that may impact the Company or its customers, recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, the Company’s ability to effective manage its liquidity risk and any growth plans and the availability of capital and funding, the Company’s ability to effectively manage information technology systems, cyber incidents or other failures, disruptions or security breaches, interest rates, including the impact of rising rates on the Company’s securities portfolio and funding costs, commercial and residential real estate values, adverse or unexpected economic conditions, including inflation, recession, the threat of recession, and market conditions in Texas, the United States or globally, including governmental and consumer responses to those economic and market conditions, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, enforcement actions and regulatory examinations and investigations, ratings or interpretations, business strategy execution, the failure to identify, attract and retain key personnel and other employees, increased or expanded competition from banks and other financial service providers in the Company’s markets, the failure to maintain adequate regulatory capital, environmental liability associated with properties related to the Company’s lending activities, and severe weather, natural disasters, acts of war, terrorism, global conflict, or other external events, climate change and related legislative and regulatory initiatives as well as the risks more fully described in the 2022 10-K, including the “Risk Factors” section in Part I, Item 1A of the 2022 10-K, Quarterly Reports on Form 10-Q, including the “Risk Factors” section in Part II, Item 1A of this report, and in its other documents and filings with the SEC. The information contained in this report speaks only as of its date. Except to the extent required by applicable law or regulation, the Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.
Overview
Recent Industry Developments
During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 2% as compared to December 31, 2022, to $23.3 billion at June 30, 2023. During the first half of 2023, the Company took a number of preemptive actions, which included pro-active outreach to clients and a robust review of its borrowing and liquidity positions to ensure that the Company is positioned to best serve its clients. Furthermore, the Company’s capital remains at historically high levels with CET1 and Total Capital ratios of 12.2% and 16.4%, respectively, as of June 30, 2023.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2023	2022	2023	2022
Net interest income	$231,990	$205,533	$467,335	$389,079
Provision for credit losses	7,000	22,000	35,000	20,000
Non-interest income	46,011	26,240	83,414	46,523
Non-interest expense	181,644	164,303	375,671	317,395
Income before income taxes	89,357	45,470	140,078	98,207
Income tax expense	20,706	11,311	32,766	24,398
Net income	68,651	34,159	107,312	73,809
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$64,339	$29,847	$98,687	$65,184
Basic earnings per common share	$1.34	$0.59	$2.05	$1.29
Diluted earnings per common share	$1.33	$0.59	$2.02	$1.28
Net interest margin	3.29%	2.68%	3.31%	2.45%
Return on average assets (“ROA”)	0.95%	0.44%	0.74%	0.45%
Return on average common equity (“ROE”)	9.17%	4.35%	7.15%	4.67%
Efficiency ratio(1)	65.3%	70.9%	68.2%	72.9%
Non-interest income to average earning assets	0.66%	0.34%	0.60%	0.29%
Non-interest expense to average earning assets	2.61%	2.16%	2.69%	2.00%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The Company reported net income of $68.7 million and net income available to common stockholders of $64.3 million for the second quarter of 2023, compared to net income of $34.2 million and net income available to common stockholders of $29.8 million for the second quarter of 2022. On a fully diluted basis, earnings per common share were $1.33 for the second quarter of 2023, compared to $0.59 for the same period in 2022. ROE was 9.17% and ROA was 0.95% for the second quarter of 2023, compared to 4.35% and 0.44%, respectively, for the same period in 2022. The increase in net income for the second quarter of 2023 compared to the second quarter of 2022 resulted primarily from increases in net interest income and non-interest income as well as a decrease in provision for credit losses, partially offset by an increase in non-interest expense.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
The Company reported net income of $107.3 million and net income available to common stockholders of $98.7 million for the six months ended June 30, 2023, compared to net income of $73.8 million and net income available to common stockholders of $65.2 million for the same period in 2022. On a fully diluted basis, earnings per common share were $2.02 for the six months ended June 30, 2023, compared to $1.28 for the same period in 2022. ROE was 7.15% and ROA was 0.74% for the six months ended June 30, 2023, compared to 4.67% and 0.45%, respectively, for the same period in 2022. The increase in net income for the six months ended June 30, 2023 compared to the same period in 2022 resulted primarily from increases in net interest income and non-interest income, partially offset by increases in the provision for credit losses and non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$4,306,881	$27,478	2.36%	$3,543,576	$15,065	1.60%
Interest-bearing cash and cash equivalents	3,286,091	41,571	5.07%	4,747,377	9,394	0.79%
Loans held for sale	28,414	599	8.46%	8,123	62	3.07%
Loans held for investment, mortgage finance	4,376,235	36,198	3.32%	5,858,599	49,914	3.42%
Loans held for investment(3)	16,217,314	296,183	7.33%	16,616,234	168,409	4.07%
Less: Allowance for credit losses on loans	261,027	—	—	211,385	—	—
Loans held for investment, net	20,332,522	332,381	6.56%	22,263,448	218,323	3.93%
Total earning assets	27,953,908	402,029	5.69%	30,562,524	242,844	3.16%
Cash and other assets	1,049,145			870,396
Total assets	$29,003,053			$31,432,920
Liabilities and Stockholders’ Equity
Transaction deposits	$1,345,742	$9,468	2.82%	$1,671,729	$3,920	0.94%
Savings deposits	10,590,558	114,275	4.33%	8,696,819	15,462	0.71%
Time deposits	1,531,922	13,648	3.57%	877,399	1,184	0.54%
Total interest bearing deposits	13,468,222	137,391	4.09%	11,245,947	20,566	0.73%
Short-term borrowings	1,397,253	18,253	5.24%	2,232,119	4,859	0.87%
Long-term debt	883,871	14,282	6.48%	929,616	11,393	4.92%
Total interest bearing liabilities	15,749,346	169,926	4.33%	14,407,682	36,818	1.02%
Non-interest bearing deposits	9,749,105			13,747,876
Other liabilities	389,155			227,701
Stockholders’ equity	3,115,447			3,049,661
Total liabilities and stockholders’ equity	$29,003,053			$31,432,920

Net interest income		$232,103			$206,026
Net interest margin			3.29%			2.68%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances included non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,184,349	$52,770	2.34%	$3,606,069	$32,808	1.75%
Interest bearing cash and cash equivalents	4,407,486	104,007	4.76%	6,639,327	12,965	0.39%
Loans held for sale	35,902	1,537	8.63%	7,880	175	4.49%
Loans held for investment, mortgage finance	3,834,529	64,726	3.40%	5,796,097	93,380	3.25%
Loans held for investment(3)	15,909,792	564,314	7.15%	16,153,845	312,542	3.90%
Less: Allowance for credit losses on loans	256,900	—	—	211,995	—	—
Loans held for investment, net	19,487,421	629,040	6.51%	21,737,947	405,922	3.77%
Total earning assets	28,115,158	787,354	5.57%	31,991,223	451,870	2.83%
Cash and other assets	1,045,466			845,082
Total assets	$29,160,624			$32,836,305
Liabilities and Stockholders’ Equity
Transaction deposits	$1,062,694	$13,321	2.53%	$2,050,106	$7,882	0.78%
Savings deposits	10,891,309	219,982	4.07%	9,553,920	24,045	0.51%
Time deposits	1,481,569	24,182	3.29%	957,615	2,269	0.48%
Total interest bearing deposits	13,435,572	257,485	3.86%	12,561,641	34,196	0.55%
Short-term borrowings	1,320,493	32,997	5.04%	2,002,724	5,617	0.57%
Long-term debt	907,701	29,265	6.50%	929,312	21,988	4.77%
Total interest bearing liabilities	15,663,766	319,747	4.12%	15,493,677	61,801	0.80%
Non-interest bearing deposits	10,000,024			13,990,465
Other liabilities	412,758			235,378
Stockholders’ equity	3,084,076			3,116,785
Total liabilities and stockholders’ equity	$29,160,624			$32,836,305

Net interest income		$467,607			$390,069
Net interest margin			3.31%			2.45%
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

	Three Months Ended June 30, 2023/2022			Six Months Ended June 30, 2023/2022
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$12,413	$3,045	$9,368	$19,962	$4,887	$15,075
Interest bearing cash and cash equivalents	32,177	(2,881)	35,058	91,042	(4,143)	95,185
Loans held for sale	537	155	382	1,362	686	676
Loans held for investment, mortgage finance	(13,716)	(12,639)	(1,077)	(28,654)	(31,156)	2,502
Loans held for investment	127,774	(4,048)	131,822	251,772	(4,852)	256,624
Total interest income	159,185	(16,368)	175,553	335,484	(34,578)	370,062
Interest expense
Transaction deposits	5,548	(764)	6,312	5,439	(3,459)	8,898
Savings deposits	98,813	3,352	95,461	195,937	3,983	191,954
Time deposits	12,464	881	11,583	21,913	1,287	20,626
Short-term borrowings	13,394	(1,811)	15,205	27,380	(2,032)	29,412
Long-term debt	2,889	(561)	3,450	7,277	(529)	7,806
Total interest expense	133,108	1,097	132,011	257,946	(750)	258,696
Net interest income	$26,077	$(17,465)	$43,542	$77,538	$(33,828)	$111,366
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $232.0 million for the three months ended June 30, 2023, compared to $205.5 million for the same period in 2022. The increase was primarily due to an increase in yields on average earning assets, partially offset by an increase in funding costs and a decrease in average earning assets.
Average earning assets for the three months ended June 30, 2023 decreased $2.6 billion compared to the same period in 2022, which included a $1.5 billion decrease in average interest-bearing cash and cash equivalents and a $1.5 billion decrease in average loans held for investment, mortgage finance. Average interest-bearing liabilities increased $1.3 billion for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $2.2 billion increase in average interest-bearing deposits. Average non-interest bearing deposits for the three months ended June 30, 2023 decreased to $9.7 billion from $13.7 billion to the same period in 2022.
Net interest margin for the three months ended June 30, 2023 was 3.29%, compared to 2.68% for the same period in 2022. The increase in net interest margin was primarily due to an increase in yields on average earnings assets and a shift in earning asset composition, partially offset by an increase in funding costs. The increases in yields on earnings assets and cost of funds are attributed to the impact of rising interest rates.
The yield on total loans held for investment increased to 6.56% for the three months ended June 30, 2023, compared to 3.93% for the same period in 2022, and the yield on earning assets increased to 5.69% for the three months ended June 30, 2023, compared to 3.16% for the same period in 2022. Total cost of deposits increased to 2.37% for the three months ended June 30, 2023 from 0.33% for the same period in 2022, and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.38% for the three months ended June 30, 2023, compared to 0.47% for the same period in 2022.
Net interest income was $467.3 million for the six months ended June 30, 2023, compared to $389.1 million for the same period in 2022. The increase was primarily due to an increase in yields on average earnings assets, partially offset by rising funding costs and a decrease in total average earning assets.
Average earning assets decreased $3.9 billion for the six months ended June 30, 2023, compared to the same period in 2022, which included decreases of $2.2 billion in average interest-bearing cash and cash equivalents and $2.0 million in average loans held for investment, mortgage finance. Average interest-bearing liabilities increased $170.1 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an $873.9 million increase in average interest-bearing deposits partially offset by a $682.2 million decrease in average short-term borrowings. Average non-interest bearing deposits for the six months ended June 30, 2023 decreased to $10.0 billion from $14.0 billion for the same period in 2022.

Net interest margin for the six months ended June 30, 2023 was 3.31%, compared to 2.45% for the same period of 2022. The increase was primarily due to the effect of rising interest rates on earning asset yields and a shift in earning asset composition, partially offset by higher funding costs, also as a result of rising interest rates, compared to the same period in 2022.
The yield on total loans held for investment increased to 6.51% for the six months ended June 30, 2023, compared to 3.77% for the same period in 2022, and the yield on earning assets increased to 5.57% for the six months ended June 30, 2023, compared to 2.83% for the same period in 2022. Total cost of deposits increased to 2.22% for the six months ended June 30, 2023 from 0.26% for the same period in 2022 and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.24% for the six months ended June 30, 2023, compared to 0.38% for the same period in 2022.
Non-interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$5,158	6,102	$10,180	$12,217
Wealth management and trust fee income	3,715	4,051	7,144	7,963
Brokered loan fees	2,415	4,133	4,310	8,103
Investment banking and trading income	27,498	11,126	46,266	15,305
Other	7,225	828	15,514	2,935
Total non-interest income	$46,011	$26,240	$83,414	$46,523
Non-interest income increased $19.8 million during the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to increases in investment banking and trading income and other non-interest income.
Non-interest income increased by $36.9 million during the six months ended June 30, 2023 to $83.4 million, compared to $46.5 million for the same period in 2022. The increase was primarily due to increases in investment banking and trading income and other non-interest income, partially offset by a decrease in brokered loans fees.
Non-interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Salaries and benefits	$113,050	$103,358	$241,720	$203,217
Occupancy expense	9,482	8,874	19,101	17,759
Marketing	6,367	8,506	15,411	13,483
Legal and professional	15,669	11,288	30,183	21,590
Communications and technology	20,525	15,649	38,048	30,349
Federal Deposit Insurance Corporation insurance assessment	3,693	3,318	5,863	7,299
Other	12,858	13,310	25,345	23,698
Total non-interest expense	$181,644	$164,303	$375,671	$317,395
Non-interest expense increased $17.3 million during the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to increases in salaries and benefits, legal and professional and communications and technology expenses, partially offset by a decrease in marketing expense.
Non-interest expense for the six months ended June 30, 2023 increased $58.3 million compared to the same period in 2022, primarily due to increases in salaries and benefits, legal and professional and communications and technology expenses.
Analysis of Financial Condition
Loans Held for Investment
As discussed in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report, in the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model which resulted in adjustments being made to the Company’s portfolio segments. As a result, certain prior period balances below have been reclassified to conform to the current period presentation of portfolio segments.

The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of these portfolio segments.

(in thousands)	June 30, 2023	December 31, 2022
Commercial	$10,459,640	$9,832,676
Mortgage finance	5,098,812	4,090,033
Commercial real estate	5,308,997	4,875,363
Consumer	531,635	552,848
Gross loans held for investment	21,399,084	19,350,920
Unearned income (net of direct origination costs)	(73,069)	(63,580)
Total loans held for investment	$21,326,015	$19,287,340
Total loans held for investment were $21.3 billion at June 30, 2023, an increase of $2.0 billion from December 31, 2022. The Company experienced broad-based loan growth across all loan categories, except for consumer, as it has continued to execute on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 24% of total loans held for investment at June 30, 2023 compared to 21% at December 31, 2022. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2023, the Company had $4.4 billion in syndicated loans, $1.2 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of June 30, 2023, $3.0 million of syndicated loans were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of June 30, 2023, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans held for investment
Commercial:
Business assets	$76,543	$41,448
Oil and gas properties	3,184	3,658
Accounts receivable and inventory	137	1,405
Other	—	531
Total commercial	79,864	47,042
Commercial real estate:
Commercial property	175	1,263
Total commercial real estate	175	1,263
Consumer
Single family residences	1,000	—
Other	—	33
Total consumer	1,000	33
Total non-accrual loans held for investment	$81,039	$48,338
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$81,039	$48,338

Non-accrual loans held for investment to total loans held for investment	0.38%	0.25%
Total non-performing assets to total assets	0.28%	0.17%
Allowance for credit losses on loans to non-accrual loans held for investment	2.9x	5.2x

Loans held for investment past due 90 days and accruing	$64	$131
Loans held for investment past due 90 days to total loans held for investment	—%	—%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date. Below is a discussion of provision for credit losses on loans. The changes made to the Company’s current expected credit loss model, as discussed above and in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report, resulted in a reallocation of the allowance for credit losses between loan portfolio segments and allowance balances allocated to off-balance sheet financial instruments. The changes made result in a higher allocation of losses to off-balance sheet financial statements. See Note 6 - Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report for presentation of the activity in the allowance for credit losses for off-balance asset credit losses.
The Company recorded a provision for credit losses on loans of $12.0 million for the six months ended June 30, 2023 compared to a provision of $19.3 million for the six months ended June 30, 2022. The provision for credit losses on loans for the six months ended June 30, 2023 reflects an increase in non-accrual loans and growth in loans held for investment during the six months ended June 30, 2023. The Company recorded $28.1 million in net charge-offs during the six months ended June 30, 2023 compared to $2.1 million in net charge-offs during the same period in 2022. Criticized loans totaled $619.4 million at June 30, 2023, compared to $513.2 million and $603.5 million at December 31, 2022 and June 30, 2022, respectively.
The table below presents key metrics related to the Company’s credit loss experience:

	June 30, 2023	June 30, 2022
Allowance for credit losses on loans to total loans held for investment	1.11%	0.95%
Allowance for credit losses on loans to average total loans held for investment(1)	1.20%	1.04%
Total allowance for credit losses to total loans held for investment	1.32%	1.03%
Total provision for credit losses to average total loans held for investment(1)(2)	0.36%	0.18%
(1)    Ratios are calculated using average balance for the six months ended June 30, 2023 and 2022, respectively.
(2) Ratios are annualized utilizing provision for credit losses for the six months ended June 30, 2023 and 2022, respectively.

The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Six Months Ended June 30,
	2023		2022
	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$28,154	0.55%	$1,806	0.03%
Mortgage finance	—	—%	—	—%
CRE	—	—%	350	0.02%
Consumer	(5)	—%	(19)	(0.01)%
Total	$28,149	0.29%	$2,137	0.02%
(1)Ratios are annualized utilizing net charge-offs for the six months ended June 30, 2023 and 2022, respectively.
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, which are generally used to fund mortgage finance assets and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and government sponsored entities to support the liquidity of mortgage finance assets.
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	June 30, 2023	December 31, 2022
Interest bearing cash and cash equivalents	$2,587,131	$4,778,623
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	12.1%	24.8%
Total earning assets	9.3%	17.4%
Total deposits	11.1%	20.9%
Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. As of June 30, 2023, estimated uninsured deposits represented approximately 40% of total deposits. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

(dollars in thousands)	June 30, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Customer deposits	$21,838,842	93.7%	$21,247,999	93.0%
Brokered deposits	1,479,398	6.3%	1,608,881	7.0%
Total deposits	$23,318,240	100.0%	$22,856,880	100.0%

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

(in thousands)	June 30, 2023	December 31, 2022
Repurchase agreements	$—	$1,142
FHLB borrowings	1,350,000	1,200,000
Total short-term and other borrowings	$1,350,000	$1,201,142
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	June 30, 2023	December 31, 2022
FHLB borrowing capacity relating to loans and pledged securities	$3,253,409	$2,621,218
FHLB borrowing capacity relating to unencumbered securities	4,238,418	3,539,297
Total FHLB borrowing capacity(1)	$7,491,827	$6,160,515
Unused federal funds lines available from commercial banks	$1,458,000	$1,479,000
Unused Federal Reserve borrowings capacity	$3,726,632	$3,574,762
Unused revolving line of credit(2)	$100,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2024. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2023.
The Company has long-term debt outstanding of $857.8 million as of June 30, 2023, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. In the second quarter of 2023, the Company partially paid down $75.0 million of the senior unsecured credit-linked notes in accordance with the terms of the notes. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.1 billion for the six months ended June 30, 2023 compared to $3.1 billion for the same period in 2022. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
In January 2023, the Company completed the full $150.0 million of share repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of outstanding common stock. Any repurchases under the repurchase program have been made in accordance with applicable securities laws in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the six months ended June 30, 2023, the Company repurchased 1,011,909 shares of its common stock for an aggregate purchase price of $59.7 million, at a weighted average price of $58.98 per share. The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

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
The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report and in the Company’s 2022 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in the Company’s portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. The allowance for credit losses on off-balance sheet financial instruments is recorded in other liabilities on the consolidated balance sheets. For purposes of determining the allowance for credit losses, the loan portfolio is segregated into pools first by portfolio segment and then by past due status or credit grade. Each pool is assigned a loss estimate, reflecting historical loss rates that incorporate probability of default and severity of losses over the estimated remaining life of the loans. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective (pool) evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Modifications to loss estimates are made to incorporate a reasonable and supportable forecast of future losses at the pool level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor (“PLQF”) and/or a Portfolio Segment Level Qualitative Factor (“SLQF”). A similar process is employed to calculate a reserve assigned to off-balance sheet financial instruments, specifically unfunded loan commitments and letters of credit. Modified loss estimates are assigned based on the balance of the commitments estimated to be outstanding at the time of default. The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 - Loans and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of June 30, 2023, the quantitative estimate of the allowance for credit loss would increase by approximately $153.3 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of June 30, 2023, the Company’s exposure through its trading desk does not post a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of June 30, 2023 is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2023 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$2,587,131	$—	$—	$—	$2,587,131
Investment securities(1)	45,942	246,072	259,155	3,675,484	4,226,653
Variable loans	19,731,115	203,597	68,469	261,636	20,264,817
Fixed loans	10,986	86,959	210,844	854,575	1,163,364
Total loans(2)	19,742,101	290,556	279,313	1,116,211	21,428,181
Total interest sensitive assets	$22,375,174	$536,628	$538,468	$4,791,695	$28,241,965
Liabilities
Interest bearing customer deposits	$12,290,602	$—	$—	$—	$12,290,602
CDs	670,363	870,868	56,816	239	1,598,286
Total interest bearing deposits	12,960,965	870,868	56,816	239	13,888,888
Short-term borrowings	1,350,000	—	—	—	1,350,000
Long-term debt	311,902	—	174,326	371,567	857,795
Total borrowings	1,661,902	—	174,326	371,567	2,207,795
Total interest sensitive liabilities	$14,622,867	$870,868	$231,142	$371,806	$16,096,683
GAP	$7,752,307	$(334,240)	$307,326	$4,419,889	$—
Cumulative GAP	$7,752,307	$7,418,067	$7,725,393	$12,145,282	$12,145,282
Non-interest bearing deposits					9,429,352
Stockholders’ equity					3,081,927
Total					$12,511,279
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
For modeling purposes, the “shock test” scenarios as of June 30, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. As of June 30, 2022, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates, as well as a 100 basis point decrease in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
During 2023, the Company’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and savings accounts) and loan and security prepayments behaviors for a given level of market rate change. In the current environment of changing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of these changes is factored into the simulation model results for 2023. This modeling indicated interest rate sensitivity as follows:

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	June 30, 2023				June 30, 2022
	Increase		Decrease		Increase		Decrease
(in thousands)	100 bps	200 bps	100 bps	200 bps	100 bps	200 bps	100 bps
Change in net interest income	$26,320	$52,538	$(38,844)	$(79,029)	$91,461	$163,136	$(114,831)
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
For additional information regarding derivatives, see Note 10 - Derivative Financial Instruments in the accompanying notes to the consolidated financial statements included elsewhere in this report.
LIBOR Transition
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of June 30, 2023, the Company has transitioned substantially all of its financial instruments to an alternative benchmark rate.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company has concluded that, as of the end of such period, its disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that the Company files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The Company is subject to various claims and legal actions that may arise in the ordinary course of conducting its business. Management does not expect the disposition of any of these matters to have a material adverse impact on the Company’s financial statements or results of operations.
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the March 31, 2023 Quarterly Report on Form 10-Q and in the 2022 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the six months ended June 30, 2023 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(2)	Plans or Programs(1)	Plans or Programs(1)
January 2023	564,206	$61.50	564,206	$150,000,000
February 2023	—	—	—	150,000,000
March 2023	447,703	55.80	447,703	125,019,420
April 2023	—	—	—	125,019,420
May 2023	—	—	—	125,019,420
June 2023	—	—	—	125,019,420
Total	1,011,909	$58.98	1,011,909	$125,019,420
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
(2)    The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the six months ended June 30, 2023, excise tax expense totaled $540,000.

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
Date: July 20, 2023

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)