Form 10-Q
period 2023-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2023-10-19
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On October 18, 2023, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 48,020,448

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$216,916	$233,637
Interest bearing cash and cash equivalents	3,975,860	4,778,623
Available-for-sale debt securities	3,147,865	2,615,644
Held-to-maturity debt securities	881,352	935,514
Equity securities	40,500	33,956
Investment securities	4,069,717	3,585,114
Loans held for sale	155,073	36,357
Loans held for investment, mortgage finance	4,429,489	4,090,033
Loans held for investment	16,183,882	15,197,307
Less: Allowance for credit losses on loans	244,902	253,469
Loans held for investment, net	20,368,469	19,033,871
Premises and equipment, net	31,050	26,382
Accrued interest receivable and other assets	809,668	719,162
Goodwill and intangibles, net	1,496	1,496
Total assets	$29,628,249	$28,414,642
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$9,352,883	$9,618,081
Interest bearing deposits	14,526,095	13,238,799
Total deposits	23,878,978	22,856,880
Accrued interest payable	31,149	24,000
Other liabilities	381,951	345,827
Short-term borrowings	1,400,000	1,201,142
Long-term debt	858,471	931,442
Total liabilities	26,550,549	25,359,291
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at September 30, 2023 and December 31, 2022	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,110,447 and 50,867,298 at September 30, 2023 and December 31, 2022, respectively	511	509
Additional paid-in capital	1,039,074	1,025,593
Retained earnings	2,419,555	2,263,502
Treasury stock - 3,095,444 and 2,083,535 shares at cost at September 30, 2023 and December 31, 2022, respectively	(175,528)	(115,310)
Accumulated other comprehensive loss, net of taxes	(505,912)	(418,943)
Total stockholders’ equity	3,077,700	3,055,351
Total liabilities and stockholders’ equity	$29,628,249	$28,414,642
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$345,138	$282,474	$975,443	$688,422
Investment securities	27,070	15,002	79,840	46,969
Interest bearing cash and cash equivalents	53,561	24,596	157,568	37,561
Total interest income	425,769	322,072	1,212,851	772,952
Interest expense
Deposits	160,117	60,317	417,602	94,513
Short-term borrowings	19,576	10,011	52,573	15,628
Long-term debt	14,005	12,663	43,270	34,651
Total interest expense	193,698	82,991	513,445	144,792
Net interest income	232,071	239,081	699,406	628,160
Provision for credit losses	18,000	12,000	53,000	32,000
Net interest income after provision for credit losses	214,071	227,081	646,406	596,160
Non-interest income
Service charges on deposit accounts	5,297	5,797	15,477	18,014
Wealth management and trust fee income	3,509	3,631	10,653	11,594
Brokered loan fees	2,532	3,401	6,842	11,504
Investment banking and trading income	29,191	7,812	75,457	23,117
Other	6,343	4,691	21,857	7,626
Total non-interest income	46,872	25,332	130,286	71,855
Non-interest expense
Salaries and benefits	110,010	128,764	351,730	331,981
Occupancy expense	9,910	9,433	29,011	27,192
Marketing	4,757	8,282	20,168	21,765
Legal and professional	17,614	16,775	47,797	38,365
Communications and technology	19,607	18,470	57,655	48,819
Federal Deposit Insurance Corporation insurance assessment	5,769	3,953	11,632	11,252
Other	12,224	11,370	37,569	35,068
Total non-interest expense	179,891	197,047	555,562	514,442
Income before income taxes	81,052	55,366	221,130	153,573
Income tax expense	19,373	13,948	52,139	38,346
Net income	61,679	41,418	168,991	115,227
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income available to common stockholders	$57,366	$37,105	$156,053	$102,289
Other comprehensive income/(loss):
Change in unrealized gain/(loss)	$(102,330)	$(207,204)	$(159,108)	$(494,261)
Amounts reclassified into net income	19,285	609	49,020	3,498
Other comprehensive income/(loss)	(83,045)	(206,595)	(110,088)	(490,763)
Income tax expense/(benefit)	(17,441)	(43,384)	(23,119)	(103,059)
Other comprehensive income/(loss), net of tax	(65,604)	(163,211)	(86,969)	(387,704)
Comprehensive income/(loss)	$(3,925)	$(121,793)	$82,022	$(272,477)
Basic earnings per common share	$1.19	$0.74	$3.24	$2.03
Diluted earnings per common share	$1.18	$0.74	$3.20	$2.00
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at June 30, 2022	300,000	$300,000	50,820,337	$508	$1,015,105	$2,013,458	(942,296)	$(50,031)	$(272,208)	$3,006,832
Comprehensive income/(loss):
Net income	—	—	—	—	—	41,418	—	—	—	41,418
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(163,211)	(163,211)
Total comprehensive loss										(121,793)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,376	—	—	—	—	5,376
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	19,685	1	(328)	—	—	—	—	(327)
Balance at September 30, 2022	300,000	$300,000	50,840,022	$509	$1,020,153	$2,050,563	(942,296)	$(50,031)	$(435,419)	$2,885,775

Balance at June 30, 2023	300,000	$300,000	51,087,965	$511	$1,035,063	$2,362,189	(3,095,444)	$(175,528)	$(440,308)	$3,081,927
Comprehensive income/(loss):
Net income	—	—	—	—	—	61,679	—	—	—	61,679
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(65,604)	(65,604)
Total comprehensive income										(3,925)
Stock-based compensation expense recognized in earnings	—	—	—	—	4,441	—	—	—	—	4,441
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	22,482	—	(430)	—	—	—	—	(430)
Balance at September 30, 2023	300,000	$300,000	51,110,447	$511	$1,039,074	$2,419,555	(3,095,444)	$(175,528)	$(505,912)	$3,077,700
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2021 (audited)	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income/(loss):
Net income	—	—	—	—	—	115,227	—	—	—	115,227
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(387,704)	(387,704)
Total comprehensive loss										(272,477)
Stock-based compensation expense recognized in earnings	—	—	—	—	15,805	—	—	—	—	15,805
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	221,111	3	(4,211)	—	—	—	—	(4,208)
Repurchase of common stock	—	—	—	—	—	—	(941,879)	(50,023)	—	(50,023)
Balance at September 30, 2022	300,000	$300,000	50,840,022	$509	$1,020,153	$2,050,563	(942,296)	$(50,031)	$(435,419)	$2,885,775

Balance at December 31, 2022 (audited)	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	168,991	—	—	—	168,991
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(86,969)	(86,969)
Total comprehensive income										82,022
Stock-based compensation expense recognized in earnings	—	—	—	—	17,948	—	—	—	—	17,948
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	243,149	2	(4,467)	—	—	—	—	(4,465)
Repurchase of common stock	—	—	—	—	—	—	(1,011,909)	(60,218)	—	(60,218)
Balance at September 30, 2023	300,000	$300,000	51,110,447	$511	$1,039,074	$2,419,555	(3,095,444)	$(175,528)	$(505,912)	$3,077,700
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities
Net income	$168,991	$115,227
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	53,000	32,000
Depreciation and amortization	30,870	35,360
Net gain recognized on investment securities	(1,423)	—
Stock-based compensation expense	17,948	15,991
Purchases and originations of loans held for sale	(706)	(1,642)
Proceeds from sales and repayments of loans held for sale	8,980	5,050
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(76,697)	(2,152)
Accrued interest payable and other liabilities	(14,890)	14,266
Net cash provided by operating activities	186,073	214,100
Investing activities
Purchases of available-for-sale securities	(849,392)	(665,388)
Proceeds from sales of available-for-sale debt securities	56,923	—
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	169,938	388,223
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	57,009	66,500
Sales/(purchases) of equity securities, net	(5,610)	3,421
Originations of loans held for investment, mortgage finance	(59,161,293)	(77,518,608)
Proceeds from pay-offs of loans held for investment, mortgage finance	58,821,837	80,085,283
Net increase in loans held for investment, excluding mortgage finance loans	(1,150,655)	(2,690,164)
Purchase of premises and equipment, net	(12,649)	(10,456)
Net cash used in investing activities	(2,073,892)	(341,189)
Financing activities
Net increase/(decrease) in deposits	1,022,098	(3,610,802)
Issuance of stock related to stock-based awards	(4,465)	(4,208)
Preferred dividends paid	(12,938)	(12,938)
Repurchase of common stock	(60,218)	(50,023)
Net increase/(decrease) in short-term borrowings	198,858	(501,352)
Redemption of long-term debt	(75,000)	—
Net cash provided by/(used in) financing activities	1,068,335	(4,179,323)
Net decrease in cash and cash equivalents	(819,484)	(4,306,412)
Cash and cash equivalents at beginning of period	5,012,260	7,946,659
Cash and cash equivalents at end of period	$4,192,776	$3,640,247
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$506,296	$134,026
Cash paid during the period for income taxes	56,161	48,569
Transfers of loans from held for investment to held for sale	126,990	3,137,732
Transfers of debt securities from available-for-sale to held-to-maturity	—	1,019,365
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“TCBI” or the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements include the accounts of TCBI and its wholly owned subsidiary, Texas Capital Bank (the “Bank”), a full-service financial services firm that delivers customized solutions to businesses, entrepreneurs and individual customers. The Company is headquartered in Dallas with offices in Austin, Houston, San Antonio, and Fort Worth, and has built a network of clients across the country.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2023	2022	2023	2022
Numerator:
Net income	$61,679	$41,418	$168,991	$115,227
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income available to common stockholders	$57,366	$37,105	$156,053	$102,289
Denominator:
Basic earnings per common share—weighted average common shares	48,007,466	49,891,727	48,168,486	50,506,364
Effect of dilutive outstanding stock-settled awards	521,232	526,157	555,542	584,151
Dilutive earnings per common share—weighted average diluted common shares	48,528,698	50,417,884	48,724,028	51,090,515
Basic earnings per common share	$1.19	$0.74	$3.24	$2.03
Diluted earnings per common share	$1.18	$0.74	$3.20	$2.00
Anti-dilutive outstanding stock-settled awards	87,738	174,706	319,021	315,499

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$648,951	$—	$(25,503)	$623,448
U.S. government agency securities	125,000	—	(24,026)	100,974
Residential mortgage-backed securities	2,838,238	—	(426,886)	2,411,352
CRT securities	13,885	—	(1,794)	12,091
Total available-for-sale debt securities	3,626,074	—	(478,209)	3,147,865
Held-to-maturity debt securities:
Residential mortgage-backed securities	881,352	—	(150,094)	731,258
Total held-to-maturity debt securities	881,352	—	(150,094)	731,258
Equity securities				40,500
Total investment securities(2)				$4,069,717
December 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$698,769	$—	$(28,187)	$670,582
U.S. government agency securities	125,000	—	(22,846)	102,154
Residential mortgage-backed securities	2,162,364	3	(331,320)	1,831,047
CRT securities	14,713	—	(2,852)	11,861
Total available-for-sale debt securities	3,000,846	3	(385,205)	2,615,644
Held-to-maturity securities:
Residential mortgage-backed securities	935,514	—	(118,600)	816,914
Total held-to-maturity securities	935,514	—	(118,600)	816,914
Equity securities				33,956
Total investment securities(2)				$3,585,114
(1)    Excludes accrued interest receivable of $8.1 million and $6.6 million at September 30, 2023 and December 31, 2022, respectively, related to available-for-sale debt securities and $1.4 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
In the first quarter of 2023, the Company sold U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of September 30, 2023, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$251,258	$247,758	$—	$—
Due after one year through five years	447,693	417,962	—	—
Due after five years through ten years	105,800	84,708	—	—
Due after ten years	2,821,323	2,397,437	881,352	731,258
Total	$3,626,074	$3,147,865	$881,352	$731,258

The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
U.S. Treasury securities	$—	$—	$623,448	$(25,503)	$623,448	$(25,503)
U.S. government agency securities	—	—	100,974	(24,026)	100,974	(24,026)
Residential mortgage-backed securities	981,628	(51,475)	1,429,522	(375,411)	2,411,150	(426,886)
CRT securities	—	—	12,091	(1,794)	12,091	(1,794)
Total	$981,628	$(51,475)	$2,166,035	$(426,734)	$3,147,663	$(478,209)
December 31, 2022
U.S. Treasury securities	$670,582	$(28,187)	$—	$—	$670,582	$(28,187)
U.S. government agency securities	—	—	102,154	(22,846)	102,154	(22,846)
Residential mortgage-backed securities	261,502	(9,481)	1,569,107	(321,839)	1,830,609	(331,320)
CRT securities	—	—	11,861	(2,852)	11,861	(2,852)
Total	$932,084	$(37,668)	$1,683,122	$(347,537)	$2,615,206	$(385,205)
At September 30, 2023, the Company had 111 available-for-sale debt securities in an unrealized loss position, comprised of 11 U.S. Treasury securities, five U.S. government agency securities, 93 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has, therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/(loss), net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At September 30, 2023 and December 31, 2022, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At September 30, 2023, debt securities with carrying values of approximately $1.5 million were pledged to secure certain customer deposits. At December 31, 2022, debt securities with carrying values of approximately $16.1 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds, primarily related to the Company’s non-qualified deferred compensation plan. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net gains/(losses) recognized during the period	$(1,262)	$(1,165)	$934	$(9,801)
Less: Realized net gains/(losses) recognized on securities sold	(70)	(587)	(676)	(589)
Unrealized net gains/(losses) recognized on securities still held	$(1,192)	$(578)	$1,610	$(9,212)

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
Loans are summarized by portfolio segment as follows:

(in thousands)	September 30, 2023	December 31, 2022
Loans held for investment(1):
Commercial	$10,365,650	$9,832,676
Mortgage finance	4,429,489	4,090,033
Commercial real estate	5,358,770	4,875,363
Consumer	537,229	552,848
Gross loans held for investment	20,691,138	19,350,920
Unearned income (net of direct origination costs)	(77,767)	(63,580)
Total loans held for investment	20,613,371	19,287,340
Allowance for credit losses on loans	(244,902)	(253,469)
Total loans held for investment, net	$20,368,469	$19,033,871
Loans held for sale:
Mortgage loans, at fair value	$706	$—
Non-mortgage loans, at lower of cost or fair value	154,367	36,357
Total loans held for sale	$155,073	$36,357
(1)    Excludes accrued interest receivable of $117.1 million and $100.4 million at September 30, 2023 and December 31, 2022, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2023
Commercial
(1-7) Pass	$1,408,491	$1,855,308	$320,579	$164,080	$214,498	$280,472	$5,656,437	$17,150	$9,917,015
(8) Special mention	8,271	134,200	36,559	20,403	844	23,873	33,521	115	257,786
(9) Substandard - accruing	14,485	48,383	28,226	2,482	—	746	33,398	—	127,720
(9+) Non-accrual	89	37,028	340	436	15,114	10,122	—	—	63,129
Total commercial	$1,431,336	$2,074,919	$385,704	$187,401	$230,456	$315,213	$5,723,356	$17,265	$10,365,650
Mortgage finance
(1-7) Pass	$199,971	$35,432	$655,827	$214,615	$273,517	$3,050,127	$—	$—	$4,429,489
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$199,971	$35,432	$655,827	$214,615	$273,517	$3,050,127	$—	$—	$4,429,489
Commercial real estate
(1-7) Pass	$452,034	$1,630,276	$1,097,474	$537,154	$362,540	$565,190	$458,171	$28,690	$5,131,529
(8) Special mention	—	68,028	33,492	24,047	11,974	34,909	—	—	172,450
(9) Substandard - accruing	—	3,686	21,451	—	—	29,654	—	—	54,791
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$452,034	$1,701,990	$1,152,417	$561,201	$374,514	$629,753	$458,171	$28,690	$5,358,770
Consumer
(1-7) Pass	$28,726	$59,235	$88,373	$54,266	$14,359	$103,734	$186,987	$—	$535,680
(8) Special mention	—	—	500	—	—	984	—	65	1,549
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$28,726	$59,235	$88,873	$54,266	$14,359	$104,718	$186,987	$65	$537,229
Total	$2,112,067	$3,871,576	$2,282,821	$1,017,483	$892,846	$4,099,811	$6,368,514	$46,020	$20,691,138
Gross charge-offs	$7	$5,090	$20,079	$—	$15,243	$883	$698	$871	$42,871

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2022
Commercial
(1-7) Pass	$2,022,950	$678,473	$240,511	$254,985	$322,099	$227,853	$5,694,352	$20,933	$9,462,156
(8) Special mention	9,141	7,740	3,628	37,794	11,998	4,975	95,310	2,250	172,836
(9) Substandard - accruing	18,670	71,147	514	1,666	14,933	6,305	37,407	—	150,642
(9+) Non-accrual	376	512	751	30,392	6,226	2,520	6,265	—	47,042
Total commercial	$2,051,137	$757,872	$245,404	$324,837	$355,256	$241,653	$5,833,334	$23,183	$9,832,676
Mortgage finance
(1-7) Pass	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$30,485	$482,477	$197,045	$267,758	$464,753	$2,647,515	$—	$—	$4,090,033
Commercial real estate
(1-7) Pass	$1,362,160	$958,669	$670,113	$520,970	$263,240	$448,536	$465,834	$43,237	$4,732,759
(8) Special mention	3,494	6,524	46,512	5,295	19,350	4,038	—	—	85,213
(9) Substandard - accruing	7,840	17,850	—	247	11,458	18,733	—	—	56,128
(9+) Non-accrual	—	—	1,081	—	—	182	—	—	1,263
Total commercial real estate	$1,373,494	$983,043	$717,706	$526,512	$294,048	$471,489	$465,834	$43,237	$4,875,363
Consumer
(1-7) Pass	$69,320	$95,470	$57,060	$24,773	$20,055	$89,919	$196,088	$130	$552,815
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	33	—	—	—	—	33
Total Consumer	$69,320	$95,470	$57,060	$24,806	$20,055	$89,919	$196,088	$130	$552,848
Total	$3,524,436	$2,318,862	$1,217,215	$1,143,913	$1,134,112	$3,450,576	$6,495,256	$66,550	$19,350,920

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

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	20,569	(4,438)	12,935	(543)	28,523
Charge-offs	42,830	—	—	41	42,871
Recoveries	5,776	—	—	5	5,781
Net charge-offs (recoveries)	37,054	—	—	36	37,090
Ending balance	$168,818	$6,307	$67,203	$2,574	$244,902
Nine Months Ended September 30, 2022
Beginning balance	$154,360	$6,083	$48,247	$3,176	$211,866
Provision for credit losses on loans	12,642	4,073	11,094	(192)	27,617
Charge-offs	6,113	—	350	—	6,463
Recoveries	1,572	—	—	21	1,593
Net charge-offs (recoveries)	4,541	—	350	(21)	4,870
Ending balance	$162,461	$10,156	$58,991	$3,005	$234,613
The Company recorded a $28.5 million provision for credit losses on loans for the nine months ended September 30, 2023, compared to $27.6 million for the same period of 2022. The $28.5 million provision for credit losses on loans resulted primarily from increases in criticized loans and total loans held for investment during the nine months ended September 30, 2023. Net charge-offs of $37.1 million were recorded during the nine months ended September 30, 2023, compared to net charge-offs of $4.9 million during the same period of 2022. Criticized loans totaled $677.4 million at September 30, 2023, $513.2 million at December 31, 2022 and $484.0 million at September 30, 2022.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2023, the Company had $50.4 million in collateral-dependent commercial loans, collateralized by business assets.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
September 30, 2023
Commercial	$12,450	$2,242	$4,511	$19,203	$63,129	$10,283,318	$10,365,650	$12,058
Mortgage finance	—	—	—	—	—	4,429,489	4,429,489	—
Commercial real estate	899	—	91	990	—	5,357,780	5,358,770	—
Consumer	2,009	—	—	2,009	—	535,220	537,229	—
Total	$15,358	$2,242	$4,602	$22,202	$63,129	$20,605,807	$20,691,138	$12,058
(1)As of September 30, 2023, $358,000 of non-accrual loans were earning interest income on a cash basis compared to $2.2 million as of December 31, 2022. Additionally, $37,000 of interest income was recognized on non-accrual loans for the nine months ended September 30, 2023 compared to $801,000 for the same period in 2022. Accrued interest of $1.7 million and $100,000 was reversed during the nine months ended September 30, 2023 and September 30, 2022, respectively.
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

The table below details gross loans held for investment as of September 30, 2023 made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023:

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Total Loans Held for Investment
Three Months Ended September 30, 2023
Commercial	$271	$6,372	$—	$—	$6,643	0.03%
Total	$271	$6,372	$—	$—	$6,643	0.03%
Nine Months Ended September 30, 2023
Commercial	$31,327	$7,065	$5,893	$14,332	$58,617	0.28%
Total	$31,327	$7,065	$5,893	$14,332	$58,617	0.28%
The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Interest Rate Reduction	Term Extension (in months)	Total Payment Deferrals (in thousands)
Three Months Ended September 30, 2023
Commercial	—%	1 to 1	$59
Nine Months Ended September 30, 2023
Commercial	0.70%	1 to 36	$5,139
For the three months ended September 30, 2023 there were no loans that experienced a default subsequent to being modified in the prior twelve months. During the nine months ended September 30, 2023, commercial loans totaling $161,000 experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.
The table below provides an age analysis of gross loans held for investment as of September 30, 2023 made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
September 30, 2023
Commercial	$—	$—	$5,893	$52,724	$58,617
Total	$—	$—	$5,893	$52,724	$58,617
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The following table details the recorded investments of loans restructured during the nine months ended September 30, 2022.

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Nine months ended September 30, 2022
Commercial loans	—	$—	1	$604	1	$604
Total	—	$—	1	$604	1	$604
As of December 31, 2022 and September 30, 2022, the Company did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2022 and September 30, 2022, $531,000 and $2.2 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	September 30, 2023	December 31, 2022
Customer repurchase agreements	$—	$1,142
Federal Home Loan Bank borrowings	1,400,000	1,200,000
Total short-term borrowings	$1,400,000	$1,201,142

The table below presents a summary of long-term debt:

(in thousands)	September 30, 2023	December 31, 2022
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$198,997	$272,492
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,392	174,196
Company-issued 4.00% fixed rate subordinated notes due 2031	371,676	371,348
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$858,471	$931,442
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

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	15,799	13	8,533	132	24,477
Ending balance	$32,349	$13	$13,755	$153	$46,270
Nine Months Ended September 30, 2022
Beginning balance	$15,107	$—	$2,136	$22	$17,265
Provision for off-balance sheet credit losses	760	—	3,621	2	4,383
Ending balance	$15,867	$—	$5,757	$24	$21,648

(in thousands)				September 30, 2023	December 31, 2022
Commitments to extend credit - period end balance				$9,704,070	$9,673,082
Standby letters of credit - period end balance				515,651	417,896
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
Additionally, the Basel III Capital Rules require that the Company maintains a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the nine months ended September 30, 2023 or 2022. In January 2023, the Company completed the full $150.0 million of share repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. During the nine months ended September 30, 2023, the Company repurchased 1,011,909 shares of its common stock for an aggregate price of $59.7 million, at a weighted average price of $58.98 per share. The aggregate purchase price and weighted average price per share does not include the effect of excise tax incurred on net stock repurchases.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2023, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of September 30, 2023 and December 31, 2022. The regulatory authorities can apply changes in the classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the Federal Deposit Insurance Corporation (“FDIC”) or could result in regulatory actions that could have a material effect on the Bank’s condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2023
CET1
Company	$3,287,021	12.70%	$1,811,941	7.00%	N/A	N/A
Bank	3,570,990	13.85%	1,805,139	7.00%	1,676,200	6.50%
Total capital (to risk-weighted assets)
Company	4,422,650	17.09%	2,717,911	10.50%	2,588,487	10.00%
Bank	3,924,943	15.22%	2,707,708	10.50%	2,578,769	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,697,021	14.28%	2,200,214	8.50%	1,553,092	6.00%
Bank	3,570,990	13.85%	2,191,954	8.50%	2,063,015	8.00%
Tier 1 capital (to average assets)(1)
Company	3,697,021	12.14%	1,218,163	4.00%	N/A	N/A
Bank	3,570,990	11.76%	1,214,985	4.00%	1,518,731	5.00%
December 31, 2022
CET1
Company	$3,180,208	13.00%	$1,712,608	7.00%	N/A	N/A
Bank	3,408,178	13.95%	1,710,056	7.00%	1,587,909	6.50%
Total capital (to risk-weighted assets)
Company	4,331,098	17.70%	2,568,912	10.50%	2,446,583	10.00%
Bank	3,987,720	16.32%	2,565,083	10.50%	2,442,937	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,590,208	14.67%	2,079,595	8.50%	1,467,950	6.00%
Bank	3,568,178	14.61%	2,076,496	8.50%	1,954,349	8.00%
Tier 1 capital (to average assets)(1)
Company	3,590,208	11.54%	1,244,494	4.00%	N/A	N/A
Bank	3,568,178	11.48%	1,243,232	4.00%	1,554,039	5.00%
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
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits; however, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020, therefore the total requirement was zero at both September 30, 2023 and December 31, 2022.
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-settled awards:
RSUs	$4,441	$5,376	$17,948	$15,805
Cash-settled units	—	3	—	186
Total	$4,441	$5,379	$17,948	$15,991

(in thousands except period data)	September 30, 2023
Unrecognized compensation expense related to unvested stock-settled awards	$33,773
Weighted average period over which expense is expected to be recognized, in years	2.1
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
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$623,448	$—	$—
U.S. government agency securities	—	100,974	—
Residential mortgage-backed securities	—	2,411,352	—
CRT securities	—	—	12,091
Equity securities(1)(2)	29,689	10,811	—
Mortgage loans held for sale(3)	—	706	—
Loans held for investment(4)	—	—	32,847
Derivative assets(5)	—	12,347	—
Securities sold not yet purchased(6)	9,532	—	—
Derivative liabilities(5)	—	119,481	—
Non-qualified deferred compensation plan liabilities(7)	18,488	—	—
December 31, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$670,582	$—	$—
U.S. government agency securities	—	102,154	—
Residential mortgage-backed securities	—	1,831,047	—
CRT securities	—	—	11,861
Equity securities(1)(2)	22,879	11,077	—
Derivative assets(5)	—	13,504	—
Derivative liabilities(5)	—	91,758	—
Non-qualified deferred compensation plan liabilities(7)	21,177	—	—
(1)Investment securities are measured at fair value on a recurring basis, generally monthly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds, primarily related to the Company’s non-qualified deferred compensation plan.
(3)Loans held for sale are measured at fair value on a recurring basis, generally monthly.
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
(6)Securities sold not yet purchased are measured at fair value on a recurring basis, generally monthly.
(7)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended September 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,756	$—	$(341)	$—	$676	$12,091
Three Months Ended September 30, 2022
Available-for-sale debt securities:(1)
CRT securities	$11,670	$—	$—	$—	$32	$11,702
Loans held for sale(2)	4,266	571	(450)	—	—	4,387

Nine Months Ended September 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$(828)	$—	$1,058	$12,091
Nine Months Ended September 30, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(170,626)	$—	$(9,407)	$—
CRT securities	11,846	—	—	—	(144)	11,702
Loans held for sale(2)	7,658	1,898	(5,050)	—	(119)	4,387
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
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2023, the discount rates utilized ranged from 6.89% to 10.61% and the weighted-average life ranged from 5.14 years to 7.92 years. On a combined amortized cost weighted-average basis a discount rate of 8.20% and a weighted-average life of 6.12 years were utilized to determine the fair value of these securities at September 30, 2023. At December 31, 2022, the combined weighted-average discount rate and weighted-average life utilized were 8.24% and 6.26 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $32.8 million fair value of loans held for investment at September 30, 2023 reported above includes impaired loans with a carrying value of $50.4 million that were reduced by specific allowance allocations totaling $17.5 million based on collateral valuations utilizing Level 3 inputs. There were no collateral-dependent loans held for investment reported at fair value at December 31, 2022.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and cash equivalents	$4,192,776	$4,192,776	$4,192,776	$—	$—
Available-for-sale debt securities	3,147,865	3,147,865	623,448	2,512,326	12,091
Held-to-maturity debt securities	881,352	731,258	—	731,258	—
Equity securities	40,500	40,500	29,689	10,811	—
Loans held for sale	155,073	155,073	126,990	28,083	—
Loans held for investment, net	20,368,469	20,312,747	—	—	20,308,632
Derivative assets	12,347	12,347	—	12,347	—
Financial liabilities:
Total deposits	23,878,978	23,891,910	—	—	23,891,910
Short-term borrowings	1,400,000	1,400,000	—	1,400,000	—
Long-term debt	858,471	788,776	—	788,776	—
Securities sold not yet purchased	9,532	9,532	9,532	—	—
Derivative liabilities	119,481	119,481	—	119,481	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$5,012,260	$5,012,260	$5,012,260	$—	$—
Available-for-sale debt securities	2,615,644	2,615,644	670,582	1,933,201	11,861
Held-to-maturity debt securities	935,514	816,914	—	816,914	—
Equity securities	33,956	33,956	22,879	11,077	—
Loans held for sale	36,357	36,357	—	—	36,357
Loans held for investment, net	19,033,871	18,969,922	—	—	18,969,922
Derivative assets	13,504	13,504	—	13,504	—
Financial liabilities:
Total deposits	22,856,880	22,857,949	—	—	22,857,949
Short-term borrowings	1,201,142	1,201,142	—	1,201,142	—
Long-term debt	931,442	881,716	—	881,716	—
Derivative liabilities	91,758	91,758	—	91,758	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	September 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$3,100,000	$—	$111,760	$3,000,000	$—	$86,378
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	3,192	36	21	—	—	—
Interest rate contracts:
Swaps	5,224,649	100,796	100,794	4,396,367	83,529	83,529
Caps and floors written	587,252	7	6,194	220,142	—	2,583
Caps and floors purchased	587,252	6,186	7	220,142	2,583	—
Forward contracts	8,518,091	30,308	29,509	1,569,326	4,431	4,053
Gross derivatives		137,333	248,285		90,543	176,543
Netting adjustment - offsetting derivative assets/liabilities		(47,683)	(47,683)		(5,164)	(5,164)
Netting adjustment - cash collateral received/posted		(77,303)	(81,121)		(71,875)	(79,621)
Net derivatives included on the consolidated balance sheets		$12,347	$119,481		$13,504	$91,758
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $12.3 million at September 30, 2023 and approximately $13.5 million at December 31, 2022. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At September 30, 2023, the Company had $148.1 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $81.5 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2022, were $89.2 million in cash collateral pledged to counterparties and $72.5 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 16 risk participation agreements where it acts as a participant bank with a notional amount of $261.7 million at September 30, 2023, compared to 19 risk participation agreements with a notional amount of $291.2 million at December 31, 2022. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $10.4 million at September 30, 2023 and $8.9 million at December 31, 2022. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2023 and December 31, 2022. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 13 risk participation agreements where the Company acts as the lead bank having a notional amount of $197.7 million at September 30, 2023, compared to 18 agreements having a notional amount of $222.0 million at December 31, 2022.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the nine months ended September 30, 2023, the Company recorded $66.1 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $43.4 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $70.9 million will be reclassified from AOCI as a decrease to interest income. As of September 30, 2023, the maximum length of time over which forecasted transactions are hedged is 3.00 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended September 30, 2023
Beginning balance	$(81,785)	$(313,196)	$(45,327)	$(440,308)
Change in unrealized gain/(loss)	(20,572)	(81,758)	—	(102,330)
Amounts reclassified into net income	17,378	—	1,907	19,285
Total other comprehensive income/(loss)	(3,194)	(81,758)	1,907	(83,045)
Income tax expense/(benefit)	(671)	(17,170)	400	(17,441)
Total other comprehensive income/(loss), net of tax	(2,523)	(64,588)	1,507	(65,604)
Ending balance	$(84,308)	$(377,784)	$(43,820)	$(505,912)
Three Months Ended September 30, 2022
Beginning balance	$(316)	$(220,090)	$(51,802)	$(272,208)
Change in unrealized gain/(loss)	(78,177)	(129,027)	—	(207,204)
Amounts reclassified into net income	(1,760)	—	2,369	609
Total other comprehensive income/(loss)	(79,937)	(129,027)	2,369	(206,595)
Income tax expense/(benefit)	(16,786)	(27,095)	497	(43,384)
Total other comprehensive income/(loss), net of tax	(63,151)	(101,932)	1,872	(163,211)
Ending balance	$(63,467)	$(322,022)	$(49,930)	$(435,419)

Nine Months Ended September 30, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	(66,101)	(93,007)	—	(159,108)
Amounts reclassified into net income	43,426	—	5,594	49,020
Total other comprehensive income/(loss)	(22,675)	(93,007)	5,594	(110,088)
Income tax expense/(benefit)	(4,761)	(19,532)	1,174	(23,119)
Total other comprehensive income/(loss), net of tax	(17,914)	(73,475)	4,420	(86,969)
Ending balance	$(84,308)	$(377,784)	$(43,820)	$(505,912)
Nine Months Ended September 30, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	(77,873)	(347,223)	(69,165)	(494,261)
Amounts reclassified into net income	(2,464)	—	5,962	3,498
Total other comprehensive income/(loss)	(80,337)	(347,223)	(63,203)	(490,763)
Income tax expense/(benefit)	(16,870)	(72,916)	(13,273)	(103,059)
Total other comprehensive income/(loss), net of tax	(63,467)	(274,307)	(49,930)	(387,704)
Ending balance	$(63,467)	$(322,022)	$(49,930)	$(435,419)
(12) New Accounting Standards
ASU 2023-05 “Business Combinations - Joint Venture Formations (Subtopic 805-60) – Recognition and Initial Measurement” (“ASU 2023-05”) addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025 and is not expected to have an impact on our financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the nine months ended September 30, 2023 and 2022 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risk and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors; recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; TCBI’s ability to effectively manage its liquidity risk; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; elevated or further changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; TCBI’s ability to successfully execute its business strategy, including developing and executing new lines of business and new products and services; the failure to identify, attract, and retain key personnel and other employees; increased or expanded competition from banks and other financial service providers in TCBI’s markets; negative press and social media attention with respect to the banking industry or TCBI, in particular; the transition away from the London Interbank Offered Rate (LIBOR); legislative and regulatory changes; severe weather, natural disasters, climate change, acts of war, terrorism, global conflict (including those already reported by the media, as well as others that may arise), or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.
Overview
Recent Industry Developments
During the first nine months of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, eroding consumer confidence and increased regulatory scrutiny. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. Furthermore, the Company’s capital remains at historically high levels with CET1 and total capital ratios of 12.7% and 17.1%, respectively, as of September 30, 2023. The Company’s total deposits increased by 4% as compared to December 31, 2022, to $23.9 billion at September 30, 2023. In response to the industry-wide concerns, the Company took a number of preemptive actions, which included pro-active outreach to clients and a robust review of its borrowing and liquidity positions to ensure that the Company’s liquidity and capital positions remain strong and that the Company is positioned to best serve its clients.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2023	2022	2023	2022
Net interest income	$232,071	$239,081	$699,406	$628,160
Provision for credit losses	18,000	12,000	53,000	32,000
Non-interest income	46,872	25,332	130,286	71,855
Non-interest expense	179,891	197,047	555,562	514,442
Income before income taxes	81,052	55,366	221,130	153,573
Income tax expense	19,373	13,948	52,139	38,346
Net income	61,679	41,418	168,991	115,227
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income available to common stockholders	$57,366	$37,105	$156,053	$102,289
Basic earnings per common share	$1.19	$0.74	$3.24	$2.03
Diluted earnings per common share	$1.18	$0.74	$3.20	$2.00
Net interest margin	3.13%	3.05%	3.25%	2.64%
Return on average assets (“ROA”)	0.81%	0.52%	0.77%	0.47%
Return on average common equity (“ROE”)	8.08%	5.36%	7.46%	4.90%
Efficiency ratio(1)	64.5%	74.5%	67.0%	73.5%
Non-interest income to average earning assets	0.64%	0.33%	0.61%	0.30%
Non-interest expense to average earning assets	2.46%	2.53%	2.61%	2.18%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The Company reported net income of $61.7 million and net income available to common stockholders of $57.4 million for the third quarter of 2023, compared to net income of $41.4 million and net income available to common stockholders of $37.1 million for the third quarter of 2022. On a fully diluted basis, earnings per common share were $1.18 for the third quarter of 2023, compared to $0.74 for the same period in 2022. ROE was 8.08% and ROA was 0.81% for the third quarter of 2023, compared to 5.36% and 0.52%, respectively, for the same period in 2022. The increase in net income for the third quarter of 2023 compared to the third quarter of 2022 resulted primarily from an increase in non-interest income and a decrease in non-interest expense, partially offset by a decrease in net interest income and an increase in the provision for credit losses.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The Company reported net income of $169.0 million and net income available to common stockholders of $156.1 million for the nine months ended September 30, 2023, compared to net income of $115.2 million and net income available to common stockholders of $102.3 million for the same period in 2022. On a fully diluted basis, earnings per common share were $3.20 for the nine months ended September 30, 2023, compared to $2.00 for the same period in 2022. ROE was 7.46% and ROA was 0.77% for the nine months ended September 30, 2023, compared to 4.90% and 0.47%, respectively, for the same period in 2022. The increase in net income for the nine months ended September 30, 2023 compared to the same period in 2022 resulted primarily from increases in net interest income and non-interest income, partially offset by increases in the provision for credit losses and non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$4,204,749	$27,070	2.33%	$3,509,044	$15,002	1.58%
Interest-bearing cash and cash equivalents	3,965,045	53,561	5.36%	4,453,806	24,596	2.19%
Loans held for sale	31,878	647	8.06%	1,029,983	11,316	4.36%
Loans held for investment, mortgage finance	4,697,702	31,217	2.64%	5,287,531	52,756	3.96%
Loans held for investment(3)	16,317,324	313,346	7.62%	16,843,922	218,513	5.15%
Less: Allowance for credit losses on loans	238,883	—	—	229,005	—	—
Loans held for investment, net	20,776,143	344,563	6.58%	21,902,448	271,269	4.91%
Total earning assets	28,977,815	425,841	5.75%	30,895,281	322,183	4.10%
Cash and other assets	1,106,031			918,630
Total assets	$30,083,846			$31,813,911
Liabilities and Stockholders’ Equity
Transaction deposits	$1,755,451	$13,627	3.08%	$1,444,964	$5,239	1.44%
Savings deposits	10,858,306	127,323	4.65%	10,249,387	46,555	1.80%
Time deposits	1,610,235	19,167	4.72%	1,701,238	8,523	1.99%
Total interest bearing deposits	14,223,992	160,117	4.47%	13,395,589	60,317	1.79%
Short-term borrowings	1,393,478	19,576	5.57%	1,931,537	10,011	2.06%
Long-term debt	858,167	14,005	6.47%	921,707	12,663	5.45%
Total interest bearing liabilities	16,475,637	193,698	4.66%	16,248,833	82,991	2.03%
Non-interest bearing deposits	10,016,579			12,214,531
Other liabilities	474,869			305,554
Stockholders’ equity	3,116,761			3,044,993
Total liabilities and stockholders’ equity	$30,083,846			$31,813,911

Net interest income		$232,143			$239,192
Net interest margin			3.13%			3.05%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances included non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,191,224	$79,840	2.33%	$3,573,372	$47,810	1.69%
Interest bearing cash and cash equivalents	4,258,385	157,568	4.95%	5,902,815	37,561	0.85%
Loans held for sale	34,546	2,184	8.45%	352,325	11,491	4.36%
Loans held for investment, mortgage finance	4,125,415	95,943	3.11%	5,624,712	146,136	3.47%
Loans held for investment(3)	16,047,129	877,660	7.31%	16,386,399	531,055	4.33%
Less: Allowance for credit losses on loans	250,828	—	—	217,728	—	—
Loans held for investment, net	19,921,716	973,603	6.53%	21,793,383	677,191	4.15%
Total earning assets	28,405,871	1,213,195	5.63%	31,621,895	774,053	3.25%
Cash and other assets	1,065,875			869,867
Total assets	$29,471,746			$32,491,762
Liabilities and Stockholders’ Equity
Transaction deposits	$1,296,150	$26,948	2.78%	$1,846,175	$13,122	0.95%
Savings deposits	10,880,187	347,305	4.27%	9,788,290	70,599	0.96%
Time deposits	1,524,929	43,349	3.80%	1,208,213	10,792	1.19%
Total interest bearing deposits	13,701,266	417,602	4.08%	12,842,678	94,513	0.98%
Short-term borrowings	1,345,089	52,573	5.23%	1,978,735	15,628	1.06%
Long-term debt	891,008	43,270	6.49%	926,749	34,651	5.00%
Total interest bearing liabilities	15,937,363	513,445	4.31%	15,748,162	144,792	1.23%
Non-interest bearing deposits	10,005,603			13,391,981
Other liabilities	433,689			259,028
Stockholders’ equity	3,095,091			3,092,591
Total liabilities and stockholders’ equity	$29,471,746			$32,491,762

Net interest income		$699,750			$629,261
Net interest margin			3.25%			2.64%
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

	Three Months Ended September 30, 2023/2022			Nine Months Ended September 30, 2023/2022
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$12,068	$2,771	$9,297	$32,030	$7,658	$24,372
Interest bearing cash and cash equivalents	28,965	(2,713)	31,678	120,007	(6,856)	126,863
Loans held for sale	(10,669)	(10,969)	300	(9,307)	(10,283)	976
Loans held for investment, mortgage finance	(21,539)	(5,887)	(15,652)	(50,193)	(37,043)	(13,150)
Loans held for investment	94,833	(6,836)	101,669	346,605	(11,688)	358,293
Total interest income	103,658	(23,634)	127,292	439,142	(58,212)	497,354
Interest expense
Transaction deposits	8,388	1,127	7,261	13,826	(2,332)	16,158
Savings deposits	80,768	2,763	78,005	276,706	6,746	269,960
Time deposits	10,644	(456)	11,100	32,557	831	31,726
Short-term borrowings	9,565	(2,794)	12,359	36,945	(4,826)	41,771
Long-term debt	1,342	(873)	2,215	8,619	(1,402)	10,021
Total interest expense	110,707	(233)	110,940	368,653	(983)	369,636
Net interest income	$(7,049)	$(23,401)	$16,352	$70,489	$(57,229)	$127,718
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $232.1 million for the three months ended September 30, 2023, compared to $239.1 million for the same period in 2022. The decrease was primarily due to an increase in funding costs and a decrease in average earning assets, partially offset by an increase in yields on average earning assets.
Average earning assets for the three months ended September 30, 2023 decreased $1.9 billion compared to the same period in 2022, which included a $2.1 billion decrease in average total loans and a $488.8 million decrease in average interest-bearing cash and cash equivalents, partially offset by a $695.7 million increase in average investment securities. Average interest-bearing liabilities increased $226.8 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an $828.4 million increase in average interest-bearing deposits, partially offset by a $538.1 million decrease in average short-term borrowings. Average non-interest bearing deposits for the three months ended September 30, 2023 decreased to $10.0 billion from $12.2 billion to the same period in 2022.
Net interest margin for the three months ended September 30, 2023 was 3.13%, compared to 3.05% for the same period in 2022. The increase in net interest margin was primarily due to an increase in yields on average earnings assets and a shift in earning asset composition, partially offset by an increase in funding costs. The increases in yields on earnings assets and cost of funds are attributed to the impact of rising interest rates.
The yield on total loans held for investment increased to 6.58% for the three months ended September 30, 2023, compared to 4.91% for the same period in 2022, and the yield on earning assets increased to 5.75% for the three months ended September 30, 2023, compared to 4.10% for the same period in 2022. Total cost of deposits increased to 2.62% for the three months ended September 30, 2023 from 0.93% for the same period in 2022, and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.60% for the three months ended September 30, 2023, compared to 1.04% for the same period in 2022.
Net interest income was $699.4 million for the nine months ended September 30, 2023, compared to $628.2 million for the same period in 2022. The increase was primarily due to an increase in yields on average earnings assets, partially offset by rising funding costs and a decrease in average earning assets.

Average earning assets decreased $3.2 billion for the nine months ended September 30, 2023, compared to the same period in 2022, which included decreases of $2.2 billion in average total loans and $1.6 billion in average interest-bearing cash and cash equivalents, partially offset by a $617.9 million increase in average investment securities. Average interest-bearing liabilities increased $189.2 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an $858.6 million increase in average interest-bearing deposits, partially offset by a $633.6 million decrease in average short-term borrowings. Average non-interest bearing deposits for the nine months ended September 30, 2023 decreased to $10.0 billion from $13.4 billion for the same period in 2022.
Net interest margin for the nine months ended September 30, 2023 was 3.25%, compared to 2.64% for the same period of 2022. The increase was primarily due to the effect of rising interest rates on earning asset yields and a shift in earning asset composition, partially offset by higher funding costs, also as a result of rising interest rates, compared to the same period in 2022.
The yield on total loans held for investment increased to 6.53% for the nine months ended September 30, 2023, compared to 4.15% for the same period in 2022, and the yield on earning assets increased to 5.63% for the nine months ended September 30, 2023, compared to 3.25% for the same period in 2022. Total cost of deposits increased to 2.36% for the nine months ended September 30, 2023 from 0.48% for the same period in 2022 and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.36% for the nine months ended September 30, 2023, compared to 0.60% for the same period in 2022.
Non-interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$5,297	$5,797	$15,477	$18,014
Wealth management and trust fee income	3,509	3,631	10,653	11,594
Brokered loan fees	2,532	3,401	6,842	11,504
Investment banking and trading income	29,191	7,812	75,457	23,117
Other	6,343	4,691	21,857	7,626
Total non-interest income	$46,872	$25,332	$130,286	$71,855
Non-interest income increased $21.5 million during the three months ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in investment banking and trading income
Non-interest income increased by $58.4 million during the nine months ended September 30, 2023 to $130.3 million, compared to $71.9 million for the same period in 2022. The increase was primarily due to increases in investment banking and trading income and other non-interest income.
Non-interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Salaries and benefits	$110,010	$128,764	$351,730	$331,981
Occupancy expense	9,910	9,433	29,011	27,192
Marketing	4,757	8,282	20,168	21,765
Legal and professional	17,614	16,775	47,797	38,365
Communications and technology	19,607	18,470	57,655	48,819
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	5,769	3,953	11,632	11,252
Other	12,224	11,370	37,569	35,068
Total non-interest expense	$179,891	$197,047	$555,562	$514,442
Non-interest expense decreased $17.2 million during the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to decreases in salaries and benefits and marketing expenses, partially offset by increases in communications and technology and FDIC insurance assessment expenses. The third quarter of 2022 included $13.7 million in salaries and benefits expense related to the sale of our premium finance subsidiary.
Non-interest expense for the nine months ended September 30, 2023 increased $41.1 million compared to the same period in 2022, primarily due to increases in salaries and benefits, legal and professional and communications and technology expenses.

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

(in thousands)	September 30, 2023	December 31, 2022
Commercial	$10,365,650	$9,832,676
Mortgage finance	4,429,489	4,090,033
Commercial real estate	5,358,770	4,875,363
Consumer	537,229	552,848
Gross loans held for investment	20,691,138	19,350,920
Unearned income (net of direct origination costs)	(77,767)	(63,580)
Total loans held for investment	$20,613,371	$19,287,340
Total loans held for investment were $20.6 billion at September 30, 2023, an increase of $1.3 billion from December 31, 2022. The Company experienced broad-based loan growth across all loan categories, except for consumer, as it has continued to execute on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 21% of total loans held for investment at both September 30, 2023 and December 31, 2022. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of September 30, 2023, the Company had $4.8 billion in shared national credits, $1.4 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of September 30, 2023, approximately $407,000 of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of September 30, 2023, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans held for investment
Commercial:
Business assets	$60,266	$41,448
Oil and gas properties	2,863	3,658
Accounts receivable and inventory	—	1,405
Other	—	531
Total commercial	63,129	47,042
Commercial real estate:
Commercial property	—	1,263
Total commercial real estate	—	1,263
Consumer
Other	—	33
Total consumer	—	33
Total non-accrual loans held for investment	$63,129	$48,338
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$63,129	$48,338

Non-accrual loans held for investment to total loans held for investment	0.31%	0.25%
Total non-performing assets to total assets	0.21%	0.17%
Allowance for credit losses on loans to non-accrual loans held for investment	3.9x	5.2x

Loans held for investment past due 90 days and accruing	$4,602	$131
Loans held for investment past due 90 days to total loans held for investment	0.02%	—%
Loans held for sale past due 90 days and accruing	$—	$—
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
The Company recorded a provision for credit losses on loans of $28.5 million for the nine months ended September 30, 2023 compared to a provision of $27.6 million for the nine months ended September 30, 2022. The provision for credit losses on loans for the nine months ended September 30, 2023 reflects increases in criticized loans and total loans held for investment during the nine months ended September 30, 2023. The Company recorded $37.1 million in net charge-offs during the nine months ended September 30, 2023 compared to $4.9 million in net charge-offs during the same period in 2022. Criticized loans totaled $677.4 million at September 30, 2023, compared to $513.2 million and $484.0 million at December 31, 2022 and September 30, 2022, respectively.
The table below presents key metrics related to the Company’s credit loss experience:

	September 30, 2023	September 30, 2022
Allowance for credit losses on loans to total loans held for investment	1.19%	1.19%
Allowance for credit losses on loans to average total loans held for investment(1)	1.21%	1.07%
Total allowance for credit losses to total loans held for investment	1.41%	1.30%
Total provision for credit losses to average total loans held for investment(1)(2)	0.35%	0.19%
(1)    Ratios are calculated using average balance for the nine months ended September 30, 2023 and 2022, respectively.
(2) Ratios are annualized utilizing provision for credit losses for the nine months ended September 30, 2023 and 2022, respectively.

The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Nine Months Ended September 30,
	2023		2022
	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$37,054	0.48%	$4,541	0.05%
Mortgage finance	—	—%	—	—%
CRE	—	—%	350	0.01%
Consumer	36	0.01%	(21)	(0.01)%
Total	$37,090	0.25%	$4,870	0.03%
(1)Ratios are annualized utilizing net charge-offs for the nine months ended September 30, 2023 and 2022, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	September 30, 2023	December 31, 2022
Interest bearing cash and cash equivalents	$3,975,860	$4,778,623
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	19.3%	24.8%
Total earning assets	13.9%	17.4%
Total deposits	16.7%	20.9%
Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. As of September 30, 2023, estimated uninsured deposits represented approximately 40% of total deposits. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Customer deposits	$22,485,141	94.2%	$21,247,999	93.0%
Brokered deposits	1,393,837	5.8%	1,608,881	7.0%
Total deposits	$23,878,978	100.0%	$22,856,880	100.0%

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

(in thousands)	September 30, 2023	December 31, 2022
Repurchase agreements	$—	$1,142
FHLB borrowings	1,400,000	1,200,000
Total short-term and other borrowings	$1,400,000	$1,201,142
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	September 30, 2023	December 31, 2022
FHLB borrowing capacity relating to loans and pledged securities	$2,921,767	$2,621,218
FHLB borrowing capacity relating to unencumbered securities	4,015,604	3,539,297
Total FHLB borrowing capacity(1)	$6,937,371	$6,160,515
Unused federal funds lines available from commercial banks	$1,388,000	$1,479,000
Unused Federal Reserve borrowings capacity	$3,052,148	$3,574,762
Unused revolving line of credit(2)	$100,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2024. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2023.
The Company has long-term debt outstanding of $858.5 million as of September 30, 2023, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. In the second quarter of 2023, the Company partially paid down $75.0 million of the senior unsecured credit-linked notes in accordance with the terms of the notes. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.1 billion for the nine months ended September 30, 2023 compared to $3.1 billion for the same period in 2022. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
In January 2023, the Company completed the full $150.0 million of share repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of outstanding common stock. Any repurchases under the repurchase program have been made in accordance with applicable securities laws in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the nine months ended September 30, 2023, the Company repurchased 1,011,909 shares of its common stock for an aggregate purchase price of $59.7 million, at a weighted average price of $58.98 per share. The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of September 30, 2023, the quantitative estimate of the allowance for credit loss would increase by approximately $183.7 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of September 30, 2023, the Company’s exposure through its trading desk does not post a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of September 30, 2023 is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2023 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,975,860	$—	$—	$—	$3,975,860
Investment securities(1)	53,561	248,054	260,144	3,507,958	4,069,717
Variable loans	19,112,350	294,241	58,337	261,069	19,725,997
Fixed loans	19,665	69,535	227,518	803,496	1,120,214
Total loans(2)	19,132,015	363,776	285,855	1,064,565	20,846,211
Total interest sensitive assets	$23,161,436	$611,830	$545,999	$4,572,523	$28,891,788
Liabilities
Interest bearing customer deposits	$12,864,017	$—	$—	$—	$12,864,017
CDs	410,716	1,201,371	49,806	185	1,662,078
Total interest bearing deposits	13,274,733	1,201,371	49,806	185	14,526,095
Short-term borrowings	1,400,000	—	—	—	1,400,000
Long-term debt	312,403	—	174,392	371,676	858,471
Total borrowings	1,712,403	—	174,392	371,676	2,258,471
Total interest sensitive liabilities	$14,987,136	$1,201,371	$224,198	$371,861	$16,784,566
GAP	$8,174,300	$(589,541)	$321,801	$4,200,662	$—
Cumulative GAP	$8,174,300	$7,584,759	$7,906,560	$12,107,222	$12,107,222
Non-interest bearing deposits					9,352,883
Stockholders’ equity					3,077,700
Total					$12,430,583
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
For modeling purposes, the “shock test” scenarios as of September 30, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. As of September 30, 2022, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates, as well as a 100 basis point decrease in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	September 30, 2023				September 30, 2022
	Increase		Decrease		Increase		Decrease
(in thousands)	100 bps	200 bps	100 bps	200 bps	100 bps	200 bps	100 bps
Change in net interest income	$29,296	$58,451	$(41,562)	$(83,055)	$76,688	$134,859	$(103,564)
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
LIBOR Transition
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of September 30, 2023, the Company has transitioned substantially all of its financial instruments to an alternative benchmark rate, with the exception of certain loans and instruments that will transition to an alternative benchmark rate upon their next index reset period.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the nine months ended September 30, 2023 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(2)	Plans or Programs(1)	Plans or Programs(1)
January 2023	564,206	$61.50	564,206	$150,000,000
February 2023	—	—	—	150,000,000
March 2023	447,703	55.80	447,703	125,019,420
April 2023	—	—	—	125,019,420
May 2023	—	—	—	125,019,420
June 2023	—	—	—	125,019,420
July 2023	—	—	—	125,019,420
August 2023	—	—	—	125,019,420
September 2023	—	—	—	125,019,420
Total	1,011,909	$58.98	1,011,909	$125,019,420
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
(2)    The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the nine months ended September 30, 2023, excise tax expense totaled $540,000.

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
Date: October 19, 2023

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)