Form 10-K
period 2023-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2024-02-13
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒        No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $2,447,009,000.
There were 47,409,350 shares of the registrant’s common stock outstanding on February 9, 2024.

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
Forward-looking statements may include, among other things and without limitation, statements about the credit quality of loan portfolio, liquidity, general economic conditions in the United States and in the Company’s markets, including with respect to interest rates and the market generally, the material risks and uncertainties for the U.S. and world economies, and for the business, expectations regarding rates of default and loan losses, volatility in the mortgage industry, business strategies (including new lines of business, products and services) and expectations about future financial performance, future growth and earnings, the appropriateness of the allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on the business, increased competition, and technologies (including new technologies and information security risks).
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
•The ability to effectively manage credit risks.
•Economic or business conditions in Texas, the United States or globally that impact the Company or its customers.
•The ability to effectively manage liquidity risk.
•The ability to pursue and execute upon growth plans, whether as a function of capital, liquidity or other limitations.
•The extensive regulations to which the Company and the Bank are subject and the Company and the Bank’s ability to comply with applicable governmental regulations, including legislative and regulatory changes that may impose further restrictions and costs on the business, any regulatory enforcement actions that may be brought against us and the effect of changes in laws, regulations, policies and guidelines (including, among others, those concerning taxes, banking, accounting, securities and monetary and fiscal policies) with which the Company must generally comply.
•The ability to effectively manage the information technology systems, including third party vendors, cyber or data privacy incidents or other failures, disruptions or security breaches.
•Elevated or further changes in interest rates, including the impact of interest rates on the Company’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities.
•Changes in market risk associated primarily with the Company’s sales and trading activities.
•Material failures of accounting estimates and risk management processes based on management judgment, or the supporting assumptions or models.
•The ability to effectively manage interest rate risk.
•The effectiveness of the Company’s risk management processes strategies and monitoring.
•Negative press and social media attention with respect to the banking industry or the Company, in particular.
•Recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions.
•Fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting the Company’s loans.
•Claims and litigation that may arise in the ordinary course of business, including those that may not be covered by insurers.

•The ability to successfully execute its business strategy, including developing and executing new lines of business and new products and services.
•The failure to identify, attract and retain key personnel and other employees.
•Increased or expanded competition from banks and other financial service providers in Company markets.
•The susceptibility of fraud on the business.
•The failure to maintain adequate regulatory capital to support the business.
•Environmental liability associated with properties related to lending activities.
•Severe weather, natural disasters, acts of war or terrorism, global conflict (including those already reported by the media, as well as others that may arise) or other external events.
•Climate change and related legislative and regulatory initiatives.
•The ability to effectively manage ESG risks.
•Risks relating to securities, including the volatility of stock price, rights of holders of the indebtedness and preferred stock and other related factors.
•Other factors and other information in this Report and in other reports and filings that we make with the SEC, including, without limitation, those found in “Part 1 – Item 1A. Risk Factors” of this Report.
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

ITEM 1.     BUSINESS
Background
Texas Capital Bancshares, Inc. (“TCBI” or the “Company”) is a registered bank holding company and a full-service financial services firm that delivers customized solutions to businesses, entrepreneurs and individual customers. TCBI is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston and San Antonio, and has built a network of clients across the country. Substantially all of the Company’s business activities are conducted through its wholly-owned subsidiary bank Texas Capital Bank (the “Bank”).
The Company was incorporated as a Delaware corporation in 1996 and commenced banking operations in 1998.
Business Strategy and Markets
The Company was founded with an entrepreneurial culture and a mission to build a commercial banking presence across Texas. Drawing on the banking experience and business and community ties of management, the Company’s strategy has evolved to become a Texas-based full-service financial services firm that can seamlessly serve the best clients in its markets through the entirety of their life cycles. A core tenant of this strategy is the maintenance of financial resiliency through market and rate cycles enabling the Company to serve its clients, access markets, and support its communities through changing market conditions. The Company is well positioned with a wide range of relevant products and services along with best-in-class levels of liquidity, credit reserves and capital.
Competition
The Company’s business is concentrated in Texas which is a highly competitive market for banking services. TCBI competes with national, regional, and local bank holding companies and commercial banks. The largest banking organizations operating in Texas are headquartered outside of the state and are controlled by out-of-state organizations. TCBI also competes with other providers of financial services, such as non-bank financial institutions, commercial finance and leasing companies, consumer finance companies, financial technology companies, securities firms, insurance companies, full-service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. As a tenant of TCBI’s strategic plan, the Company believes that commercial businesses, entrepreneurs and professionals are interested in banking with a company both headquartered and with decision-making authority based in Texas.
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
While the Texas market continues to be central to its growth and success, the Company has built several lines of business that offer specialized products and services to businesses and individuals regionally and nationwide, including mortgage finance, homebuilder finance, investment banking and Bask Bank. Bask Bank is an online division of the Bank that offers depositors American Airlines AAdvantage® miles in lieu of cash interest as well as traditional interest bearing deposit products such as savings accounts and certificates of deposit. The Company believes these business lines help to mitigate its geographic concentration risk in Texas.
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
The credit standards for commercial borrowers are based on numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are analyzed based on current industry concentrations in the loan portfolio to prevent an unacceptable concentration of loans in any particular industry. The Company believes its credit standards are consistent with achieving its business objectives in the markets it serves and are an important part of the Company’s risk mitigation strategy. The Company believes that it is differentiated from its competitors by its client selection, focus on and targeted marketing to its core customers and by its ability to tailor its products to the individual needs of its customers.
The Company generally extends variable rate loans in which the interest rate fluctuates with a specified reference rate and may provide for a minimum floor rate. The use of variable rate loans is designed to protect the Company from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.
Treasury Solutions and Deposit Products
Texas Capital Bank offers treasury solutions and deposit products to meet its customers evolving needs. For commercial business customers, the Company offers a full suite of deposit solutions including checking, money market savings, and sweep accounts with competitive industry rates. Treasury products offered include state of the art payment and receivables solutions ranging from instant payments, wire, ACH, commercial card, merchant, and lockbox solutions underpinned by a commercial grade digital platform supporting a broad range of payment initiation, information reporting and liquidity management solutions.
Personal banking deposit products offered by the Bank include checking accounts, savings accounts, money market accounts and certificates of deposit. Personal banking deposit customers have online and mobile access to fully manage their accounts leveraging features that include funds transfers, peer-to-peer payments, bill pay, wire transfer requests, remote check deposit and more.
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
Investment Banking
Texas Capital Securities (“TCS”) offers a full suite of investment banking products and services to clients. TCS professionals leverage their knowledge of industry dynamics, transaction structure and market conditions complemented by a network of investors, buyers, lenders and other capital sources, to assist clients in completing underwritten and privately placed offerings of debt, convertible and equity securities, buy-side and sell-side mergers and acquisitions and other transactions. Additionally, TCS offers services to manage interest rate, foreign exchange, and commodity risks, and enable market access by offering sales, trading and other institutional services.
Human Capital
The Company’s focus is to attract, develop, engage and retain the best talent, and to plan for succession of key talent and executives to achieve strategic objectives. The Company is continually investing in its workforce to further emphasize diversity and inclusion and to foster its employees' growth and career development. Further, the Company is regularly evaluating the resources available to employees to address professional, financial and health-related matters, as the health, safety and well-being of employees and customers is of paramount importance. The Compensation and Human Capital Committee of the Board of Directors provides input and oversight of human capital management, including talent management, executive succession planning, diversity and inclusion and company culture.

At the Company, diversity, equity and inclusion (“DEI”) is an integral part of the strategy to build a strong culture where employees can reach their full potential professionally and personally. In 2023, the Company continued its inclusion efforts through cultural celebrations and employee engagement activities across markets, and the Company broadened communications internally and externally as it highlighted the stories and experiences of diverse leaders. Listening tours were conducted with employees to get their perspective of what DEI means to them and where the Company has opportunity to improve.
In 2022, we launched Employee Resource Groups (“ERGs”). In 2023, the Company focused on ensuring charters were clear and leadership was in place. The Company also prioritized proactive planning, strong execution, and defined processes. With new leadership teams in place, there was an exponential growth in employee engagement and programming. Employee participation increased by 40% and programming tripled year over year. In addition to advancing educational awareness, the ERGs led the way in creating opportunities for our employees to give back to the communities the Company serves through volunteerism.
The Company offers a comprehensive benefits program to its employees and designs compensation programs to attract, retain and motivate employees that align with Company performance. The Company’s performance management process is designed for succession planning deeper into the organization. The Company utilizes feedback from exit interviews to drive improvements where possible and reduced attrition by 6% in 2023.
The Company also continued enhancements to its training and development program during 2023, which included the completion of job profiles for roles across the Company with skills, knowledge, and abilities to empower employees to focus on targeted skill development and career ownership. Further, the Company expanded its use of leadership models, which identify the critical skills and behaviors necessary to be successful at every level, and success profiles, that describe the critical knowledge, skills and abilities needed for every role.
To help employees be successful in their roles, the Company implemented a new Human Capital Management System, which among other things, resulted in more streamlined HR processes, and creating a more favorable employee experience and engagement in HR-related activities.
At December 31, 2023, the Company had 1,987 employees, nearly all of whom are full time and of which approximately 42% were female and 43% self-identify as ethnically diverse. Due to the Company’s significant Texas-based operations and branch-lite network, the majority of its employees are based in Texas.
None of the Company’s employees are represented by a collective bargaining agreement, and management considers relations with employees to be good.
Regulation and Supervision
General.    The Company is subject to extensive federal and state laws and regulations that impose specific requirements and provide regulatory oversight of virtually all aspects of its operations. These laws and regulations generally are intended for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Complying with the regulations discussed below did not have and is not expected to have a material effect on capital expenditures, earnings and competitive position. The Company does not have any environmental control facilities and did not spend any capital expenditures on such facilities during 2023.
The following discussion summarizes certain laws, regulations and policies to which the Company is subject. It does not address all applicable laws, regulations and policies that affect the Company currently or might affect it in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
TCBI’s activities are governed by the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to primary regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the BHCA. The Company files quarterly reports and other information with the Federal Reserve. As a public company, the Company also files reports with the U.S. Securities and Exchange Commission (“SEC”) and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to the Company’s securities, financial reporting and certain governance matters. Because TCBI’s securities are listed on the Nasdaq Global Select Market (“Nasdaq”), the Company is subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
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
The Basel III Capital Rules, among other things, (i) establishes the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules also specify a capital measure for Tier 2 capital, which includes subordinated debt and a portion of the allowance for credit losses, in each case, subject to certain regulatory requirements. The Company’s preferred stock constitutes Additional Tier 1 capital and subordinated notes constitute Tier 2 capital.
The Basel III Capital Rules set the CET1 risk-based capital requirement, the Tier 1 risk-based capital requirement and the total risk-based capital requirement to a minimum of 4.5%, 6.0% and 8.0%, respectively, each plus a 2.5% capital conservation buffer composed entirely of CET1, producing targeted ratios of 7.0%, 8.5% and 10.5%, respectively. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. The leverage ratio requirement under the Basel III Capital Rules, calculated as the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deduction), is 4.0%. Under the Basel III Capital Rules, the Company and the Bank must maintain CET1, Tier 1 and total capital ratios that are equal to or greater than 7.0%, 8.5% and 10.5%, respectively, and a leverage ratio equal to or greater than 4.0%.
The Company has met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since it commenced filing of the applicable reports with its federal banking regulators, and as of December 31, 2023 the Bank's CET1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were in excess of the amounts required for the Bank to be classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations, which is discussed in more detail below.
Because the Company had less than $15 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital up to 25% of that measure. However, the treatment of existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital. As a non-advanced approaches banking organization, the Company has elected to exclude the effects of certain accumulated other comprehensive income (“AOCI”)

items included in stockholders’ equity for the determination of regulatory capital and capital ratios under the Basel III Capital Rules.
In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution’s eligible retained income, when considered in conjunction with capital ratios and the capital conservation buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2023, the Company was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2024.
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
Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by the Bank. Regulators could also require the Company to make retroactive adjustments to financial statements to reflect such changes. A regulatory capital ratio or category may not constitute an accurate representation of a financial institution’s overall financial condition or prospects. The Company’s regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the federal bank regulatory agencies, the Company was required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by federal bank regulatory agencies from the years 2016 to 2018. In response to this requirement, the Company developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis, the results of which were furnished to regulators. However, the Economic Growth, Regulatory Relief and Consumer Protection Act, enacted in 2018 (the “Regulatory Relief Act”) terminated TCBI’s stress testing requirements, however, the Company created its own stress testing framework and continues to perform certain stress tests as a matter of good governance and risk management and has incorporated the economic models and information developed through the stress testing program into the Company’s risk management and business, capital and liquidity planning activities, which are subject to continuing regulatory oversight.
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

The federal banking agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators have increased their focus on cyber security through guidance, examinations and regulations. Banking organizations are required to notify their primary federal regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.”
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity for a discussion of the Company’s cybersecurity risk management, strategy and governance.
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
On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.
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
Restrictions on Payment of Dividends by the Bank.    The sole source of funding of TCBI’s financial obligations has consisted of proceeds of capital markets transactions and cash payments from the Bank. The Bank is subject to federal banking law requirements concerning the payment of dividends, including, under the FDICIA, the Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized.

Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to ensure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, as required by the Dodd-Frank Act, the Federal Reserve, the FDIC and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented.
Deposit Insurance.    The Bank’s deposits are insured through the DIF, which is administered by the FDIC, up to limits established by applicable law, currently $250,000 per depositor, per account ownership category, per bank. The FDIC determines quarterly deposit insurance assessments consisting of a percentage of an assessment base equal to the Bank’s average consolidated total assets less average tangible equity capital and the assignment of one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.
For 2023, the FDIC assigned assessment rates based on a scorecard considering CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure, all subject to certain adjustments. As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024.
The Volcker Rule.    The Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and from investing in and sponsoring certain hedge funds and private equity funds. The Volcker Rule has not had a material effect on the Company’s operations. Unanticipated effects of the Volcker Rule’s provisions or future interpretations may have an adverse effect on business or services provided to the Bank by other financial institutions.
Debit Card Interchange Fees. Dodd-Frank includes a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These rules impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions.
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
•A significant portion of the Company’s assets consists of commercial loans, which may involve a higher degree of credit risk.
•The Company is subject to risks arising from conditions in the real estate market, as a significant portion of its loans are secured by commercial and residential real estate.
•Future profitability depends, to a significant extent, upon commercial business customers.
•The Company’s business is concentrated in Texas and exposure to the Texas economy, including the energy industry, could adversely affect its performance.
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
•The Company must effectively manage market risk associated primarily with sales and trading activities.
•Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company may realize losses if it were to sell such securities.
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
•A successful cyber attack affecting the Company could cause significant harm to the Company and its clients and customers.
•The Company’s operations rely extensively on a broad range of external vendors.
•The Company must continue to attract, retain and develop key personnel.
•The Company’s accounting estimates and risk management processes rely on management judgment, which may prove inadequate, wrong or be adversely impacted by inaccurate or mistakes in assumptions or models.
•The risk management strategies and processes may not be effective and the Company’s controls and procedures, including disclosure controls and procedures and internal control over financial reporting, may fail or be circumvented.
•The business is susceptible to fraud and conduct risk.
Legal, Regulatory and Compliance Risks
•The Company is subject to extensive government regulation and supervision and interpretations thereof.
•The Company must maintain adequate regulatory capital to support its business objectives and strategy.
•The Company is subject to claims and litigation in the ordinary course of its business, including claims that may not be covered by insurance.
•Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.
Other Risks Affecting the Business
•The business faces unpredictable economic and business conditions.
•The soundness of other financial institutions could adversely affect the business.
•Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.
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
•Negative public opinion could damage the Company’s reputation and adversely affect its earnings.
•Environmental, social and governance (“ESG”) risks could adversely affect the Company’s reputation and shareholder, employee, client and third-party relationships and may negatively affect the Company’s stock price.
Risks Relating to Company Securities
•The Company’s stock price can be volatile.
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
The Company must effectively manage its credit risks.    The risk of non-payment of loans is inherent in commercial banking, which may result from many factors, including:
•Adverse changes in local, U.S. and global economic and industry conditions, and other geopolitical events;
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
A significant portion of the Company’s assets consists of commercial loans, which may involve a higher degree of credit risk. The Company generally invests a greater proportion of its assets in commercial loans to business customers than other banking institutions of its size, and its business plan calls for continued efforts to increase its assets invested in these loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of the Company’s commercial loan customers, the dependence of borrowers and counterparties on operating cash flow to service debt and the Company’s reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in its portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on results of operations and financial condition.
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
The Company’s business is concentrated in Texas and exposure to the Texas economy, including the energy industry, could adversely affect its performance. Although more than 50% of the Company’s loan exposure is outside of Texas and more than 50% of its deposits are sourced outside of Texas, the Texas concentration remains significant compared to peer banks. A majority of the loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, the Company’s financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. Furthermore, while the Texas economy is increasingly more diversified, the energy sector continues to play an important role in the overall Texas economy. Furthermore, energy production and related industries represent a significant part of the economies in some of the primary markets in which the Company operates. The Company’s portfolio of energy loans consists primarily of producing reserve-based loans to exploration and production companies, with a smaller portion of loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses are significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. There is no assurance that the Company will not be materially adversely impacted by the direct and indirect effects of current and future economic conditions in Texas.

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
The Company has a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in the market and individual loans are generally larger as a percentage of the Company’s total earning assets than other banks. As a result, the Company’s business model may make it more vulnerable to changes in the underlying business credit quality than other entities with which the Company competes. The failure to maintain above-peer credit quality metrics could have a material adverse impact on growth and profitability. Historically, the Company has sought to take action prior to economic downturns by slowing growth rates and decreasing the risk level of its assets by, among other things, allowing runoff of loans that the Company believes may not perform well during a weakening or declining economic environment.
If management’s assessment of inherent risk and losses in the loan portfolio is inaccurate, or geopolitical, economic and market conditions or borrowers' financial performance experience material unanticipated changes, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease the Company’s earnings or profitability. Federal regulators periodically review the Company’s allowance for credit losses and based on their judgments or interpretations, which may be different than management’s, may require the Company to change classifications or grades of loans, increase the allowance for credit losses or recognize further loan charge-offs. Any increase in the allowance for credit losses or in the amount of loan charge-offs required by the Company’s methodology or regulatory agencies could have a negative effect on results of operations and financial condition.
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
Liquidity Risks
The company must effectively manage its liquidity risk. The Company requires liquidity in the form of available funds to meet deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities including unexpected demands for cash payments. While neither the Company nor the Bank is subject to Basel III liquidity regulations, the adequacy of its liquidity is a matter of regulatory interest given the significant portion of the balance sheet represented by loans as opposed to securities and other more marketable investments. The Company’s principal source of funding consists of customer deposits, supplemented by its short-term and long-term borrowings, including federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings. Recently proposed changes to the FHLB system could adversely impact the

Company’s access to FHLB borrowings or increase the cost of such borrowings. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and the government sponsored entities (“GSEs”) to support the liquidity of its residential mortgage assets. A substantial majority of the Company’s liabilities consist of demand, savings, checking and money market deposits, which are payable on demand or upon relatively short notice. By comparison, a substantial portion of the assets are loans, most of which, excluding mortgage finance loans, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on the Company’s liquidity. Furthermore, such funding sources even if available could become more expensive, which could negatively impact the Company’s profitability and net interest margin. The Company actively manages its available sources of funds to meet expected or anticipated needs under normal and financially stressed conditions, but there is no assurance that the Company will be able to make new loans, meet ongoing funding commitments to borrowers, or replace maturing deposits and advances as necessary under all possible circumstances. The Company’s ability to obtain funding, including on attractive terms, could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in the markets or negative perceptions of the Company, including credit ratings.
The Company sources a significant volume of its non-interest bearing deposits from its commercial clients, creating concentrations of deposits that may carry a greater risk of unexpected material withdrawals. These customers are more likely to actively monitor the Company’s financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting the Company or its businesses or based on market rumors regarding the Company or other regional banks. In response to this risk, the Company has increased its liquidity and developed techniques for monitoring and planning for changes in liquidity and capital, but there is no assurance that the Company will maintain or have access to sufficient funding and capital to fully mitigate its liquidity risk.
One potential source of liquidity for the Company are brokered deposits arranged by brokers acting as intermediaries, typically larger money-center financial institutions. The Company receives these deposits from certain of its customers in connection with its delivery of other financial services to them or their customers. The deposits are subject to regulatory classification as brokered deposits even though the Company considers these to be relationship deposits and they are not subject to the typical risks or market pricing associated with conventional brokered deposits. However, brokered deposits are generally considered to be more sensitive to interest rates, with a higher withdrawal than other deposits if the rates offered are not competitive with rates offered by the Bank’s competitors. Furthermore, banks with higher levels of brokered deposits may be viewed as having higher liquidity risks, which may lead to further deposit outflow.
If the Bank does not maintain regulatory capital above the level required to be well capitalized the Bank would be required to obtain FDIC consent for it to continue to accept, renew or roll over most deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. The Bank could also be required to suspend or eliminate deposit gathering from any source classified as brokered deposits. The FDIC can change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in balances of brokered deposits could have a material adverse effect on the Bank’s and the Company’s financial condition, results of operations or profitability. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of liquidity.
The Company’s growth plans are dependent on the availability of capital and funding. The Company’s historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond its control. Adverse changes in its operating performance or financial condition could make raising additional capital difficult or more expensive or limit access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank of Dallas (“Reserve Bank”) or the FHLB. Unexpected changes in requirements for capital resulting from regulatory actions could require the Company to raise capital at a time, and at a price, that might be unfavorable, or could require that the Company forego continuing growth or reduce its then current loan portfolio. The Company cannot offer assurance that capital and funding will be available to it in the future, in needed amounts, upon acceptable terms or at all. The Company’s efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on its then or current stockholders. Factors that could adversely affect the Company’s ability to raise additional capital or necessary funding include conditions in the capital markets, its financial performance, its credit ratings, regulatory actions and general economic conditions. Increases in cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on the Company’s operating performance and its ability to achieve its growth objectives.
The Company’s mortgage finance business has experienced, and will likely continue to experience, highly variable usage of the Company’s funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in the Company and the Bank having capital ratios that are below internally targeted levels or even levels that could cause the Bank to not be well capitalized and could affect liquidity levels. At the same time, managing this risk by declining to respond fully to the needs of customers could severely impact the business. The Company has historically responded to these variable funding demands by, among other things, increasing the extent of participations sold in its mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the FHLB. Its mortgage finance customers have also provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefited liquidity and net interest margin. In response to competitive pressures, the Company sometimes finds it necessary to pay interest on some of these accounts, as regulations allow or require and this trend may continue, which can affect its costs of funds. Individual escrow account balances also experience significant variability monthly as principal and interest payments, including ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of its mortgage interests of approximately 20 days will allow the Company, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated capital and funding requirements, any such action might significantly damage the business and important mortgage finance relationships.
The Company is dependent on funds obtained from borrowing or capital transactions or from the Bank to fund its obligations. The Company is a financial holding company engaged in the business of managing, controlling and operating the Bank. The Company conducts no material business or other activity at the parent company level other than activities incidental to holding equity and debt investments in the Bank. As a result, the Company relies on the proceeds of capital transactions, borrowings under its revolving line of credit and payments of interest and principal on loans made to the Bank to pay its operating expenses, to satisfy its obligations to debt holders and to pay dividends on its preferred stock. The profitability of the Bank is subject to fluctuation based upon, among other things, the cost and availability of funds, changes in interest rates and economic conditions in general. The Bank’s ability to pay dividends to the Company is subject to regulatory limitations that can, under certain adverse circumstances, prohibit the payment of dividends to it. The Company’s right to participate in any distribution from the liquidation or sale of the Bank’s assets is subject to the prior claims of the Bank’s creditors.
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
Periods of volatile interest rates may have a material effect on the Company’s earnings. Throughout 2023, the Federal Reserve has increased the target Federal Funds rate at a steady pace, reaching its current range of 5.25% to 5.50% at the July 2023 meeting. At the most recent meeting in November 2023, the Federal Reserve voted to maintain this target range.
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
Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company may realize losses if it were to sell such securities. As a result of inflationary pressures and the resulting rapid increases in interest rates over the last two years, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in U.S. banks’ securities portfolios. If the Company were to sell such securities with embedded unrealized losses, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that this program or similar programs will be available in the future or effective in addressing liquidity needs on favorable terms as they arise.
Strategic Risks
The Company must be effective in developing and executing new lines of business and new products and services while managing associated risks. The Company’s business strategy involves developing and growing new lines of business and offering new products and services within existing lines of business to grow its client base, retain existing clients and realize strategic priorities for both loans and deposits. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that the Company invests significant time and resources before new sources of revenues, funding and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible, or their realization may be delayed. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of the Company’s system of internal controls and risk management strategies. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond the Company’s control. Regulators could determine that the Company’s or the Bank’s risk management practices are not adequate or the Company’s or the Bank’s capital levels are not sufficiently in excess of well capitalized levels and take action to restrain growth. Failure to successfully manage these risks, generally and to the satisfaction of regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on the business, results of operations and financial condition.
The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers. Competition among providers of financial services in markets, in Texas, regionally and nationally, is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders, financial technology companies and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than the Company does and are able to offer a broader range of products and services than the Company can, including systems and services that could more effectively protect customers from cyber threats. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. The Company is increasingly faced with competition in many of its products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in any of the lines of business could cause the Company to lose market share, slow or reverse growth rate or suffer adverse effects on financial condition, results of operations or profitability. See the discussion above at Business – Competition for additional discussion of the Company’s competition.
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
Communications and information systems and those of the Company’s vendors and customers remain vulnerable to unexpected disruptions, failures and cyber-attacks. Any disruptions, failures or breaches in security of these systems could result in significant disruption to the Company’s operations. Information security breaches and cyber-security-related incidents include, but are not limited to, attempts to access information, theft of information, credentials or other intellectual property, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, data breaches resulting in misuse, loss or destruction of data (including confidential customer and employee information), ransomware attacks, account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. The risk, frequency and intensity of such attacks is escalating, including as a result of remote working arrangements, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication of these threats. Material failures or interruptions of these systems could impair the Company’s ability to serve customers and to operate the business and could damage the Company’s reputation, result in a loss of business, subject the Company or the Bank to additional regulatory scrutiny or enforcement or exposure to civil litigation, criminal penalties or financial liability. While the Company has developed extensive recovery plans, the Company cannot assure that those plans will be effective to prevent adverse effects resulting from system failures.
The use of the Company’s cloud technologies is also critical to the operation of systems, and its reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to the businesses and may hinder clients’ access to products and services.
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
A successful cyber attack affecting the Company could cause significant harm to the Company and its clients and customers. The Company and similar financial institutions are subject to continuous threats from cyber attacks on its computer systems, software, networks and other technology from various actors, including groups acting on behalf of hostile countries, cyber-criminals, “hacktivists” (i.e., individuals or groups that use technology to promote a political agenda or social change) and others. These cyber attacks can take many forms, including attempts to introduce computer viruses or malicious code, which are commonly referred to as “malware,” into the Company’s systems. These attacks are often designed to: obtain unauthorized access to confidential information belonging to the Company or its clients, customers, counterparties or employees, manipulate data, destroy data or systems with the aim of rendering services unavailable, disrupt, sabotage or degrade service on the Company’s systems, steal money, or extort money through the use of so-called “ransomware.” The Company has experienced security breaches and cyber attacks in the past, and it is inevitable that additional breaches and attacks will occur in the future. While such breaches and attacks have not materially impacted the Company to date, future security breaches and cyber attacks could result in serious and harmful consequences for the Company or its clients and customers. A principal reason that the Company cannot provide absolute security against cyber attacks is that it may not always be possible to anticipate, detect or recognize threats to the Company’s systems, or to implement effective preventive measures against all breaches because: the techniques used in cyber attacks evolve frequently and are increasingly sophisticated, and therefore may not be recognized until launched, cyber attacks can originate from a wide variety of sources, including the Company’s own employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, or third parties whose objective is to disrupt the operations of financial institutions more generally, the Company does not have control over the cybersecurity of the systems of the large number of clients, customers, counterparties and third-party service providers with which it does business, and it is possible that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems. The risk of a security breach due to a cyber attack could increase in the future due to factors such as: the Company’s ongoing expansion of its mobile and digital banking and other internet-based product offerings and its internal use of internet-based products and applications and the increased use of remote access to facilitate remote arrangements for employees, vendors and other third parties. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by the Company’s employees. A successful penetration or circumvention of the security of the Company’s systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including: significant disruption of the Company’s operations and those of its clients, customers and counterparties, including losing access to operational systems, misappropriation of confidential information of the Company or that of its clients, customers, counterparties, employees or regulators, disruption of or damage to the Company’s systems and those of its clients, customers and counterparties, the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated or destroyed, or the inability to prevent systems from processing fraudulent transactions, allegations or violations by the Company of applicable privacy and other laws, financial loss to the Company or to its clients, customers, counterparties or employees, loss of confidence in the Company’s cybersecurity and business resiliency measures, dissatisfaction among the Company’s clients, customers or counterparties, significant exposure to litigation and regulatory fines, penalties or other sanctions, and harm to the Company’s reputation. The extent of a particular cyber attack and the steps that the Company may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation or determination, judicial or otherwise, can be completed. While such an investigation is ongoing, the Company may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit the Company’s ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, and the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack.
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
The risk management strategies and processes may not be effective and the Company’s controls and procedures, including disclosure controls and procedures and internal control over financial reporting, may fail or be circumvented. The Company continues to invest in the development of risk management techniques, strategies, assessment methods and related controls and monitoring approaches on an ongoing basis. However, these risk management strategies and processes may not be fully effective in mitigating the risk exposure in all economic market environments or against all types of risk. Any failures in risk management strategies and processes to accurately identify, quantify and monitor risk exposure could limit the ability to effectively manage risks. Management regularly reviews and updates internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. In particular, any failure to maintain or develop effective internal control over financial reporting and disclosure controls and procedures and or any difficulties encountered in their implementation or improvement could cause the Company to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, including if the Company were to report a material weakness, which would likely have a negative effect on the trading price of the Company’s common stock. If the Company has a material weakness in its internal control over financial reporting, the Company may not detect errors on a timely basis and its financial statements may be materially misstated. If the Company is unable to maintain effective internal controls over financial reporting and disclosure controls, the Company could become subject to investigations by the NASDAQ, the SEC or other regulatory authorities or shareholder litigation, which could require additional management attention and which could adversely affect the Company’s business, financial condition and results of operations.

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
The business is susceptible to fraud and conduct risk. The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. In addition, the Company is subject to risk from the conduct of its employees, including the negative impact that can result from employee misconduct or failure by employees to conduct themselves in accordance with the Company’s policies. All of which could damage the Company’s reputation and result in loss of customers or other financial loss or expose the Company to increased regulatory or other risk.
Legal, Regulatory and Compliance Risks
The Company is subject to extensive government regulation and supervision and interpretations thereof. The Company, as a bank holding company and financial holding company, and the Bank, as a Texas state-chartered bank, are subject to extensive federal and state regulation and supervision and the potential for regulatory enforcement actions, which impact the business on a daily basis. TCBI Securities, Inc., the Bank’s wholly owned non-bank subsidiary, is also subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA and state securities regulators. These regulations affect lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of customers. See the discussion above at Business - Regulation and Supervision for additional discussion of the extensive regulation and supervision the Company and the Bank are subject to.
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
The Regulatory Relief Act passed on May 22, 2018, has provided a limited degree of regulatory relief for institutions of the Company’s size. Uncertainty regarding how regulators will evaluate or require capital and liquidity planning going forward remains a risk. The Company continues to increase its capital and liquidity and expand regulatory compliance staffing and systems in order to address evolving regulatory requirements. There is no assurance that financial performance in future years will not be similarly burdened.
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
The Company is subject to claims and litigation in the ordinary course of its business, including claims that may not be covered by insurance. Customers and other parties the Company engage with may, on a regular basis, assert claims and take legal action against the Company and the Company regularly takes legal action to collect unpaid borrowers’ obligations, realize on collateral and assert rights in commercial and other contexts. These actions frequently result in counter claims against the Company. Litigation arises in a variety of contexts, including lending activities, employment practices, commercial agreements, fiduciary responsibility related to wealth management services, intellectual property rights and other general business and banking matters.
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
Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations. The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits and the level of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. As primarily a commercial bank, the Bank has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.
Other Risks Affecting the Business
The business faces unpredictable economic and business conditions. The business is directly impacted by general economic, business and political conditions in Texas, the United States and internationally. The credit quality of the loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which the Company and its customers conduct their respective businesses. The Company’s financial condition can be affected by other factors that are beyond its control, including:
•geopolitical, national, regional and local economic conditions;
•the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries;
•the performance of both domestic and international equity and debt markets and valuation of securities traded on recognized domestic and international exchanges;
•general economic consequences of international conditions and the impact of those conditions on the U.S. and global economies;
•legislative and regulatory changes impacting the banking industry;
•impact of the 2024 presidential and congressional elections and other political conditions;
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
•acts or threats of war, including the ongoing war in Ukraine and the Israeli Palestinian conflict;
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
The soundness of other financial institutions could adversely affect the business. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and the Company routinely executes transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose the Company to credit risk in the event of default of a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due. There can be no assurance that any such losses would not materially and adversely affect results of operations or profitability.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The closures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in

May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC took action to ensure that depositors of these failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. Furthermore, there is no guarantee that regional bank failures or bank runs similar to the ones that occurred in 2023 will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.
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
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business. Severe weather, earthquakes, other natural disasters, pandemics (such as the COVID-19 pandemic), acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In recent years, hurricanes have caused extensive flooding and destruction along the coastal areas of Texas and in other areas in the U.S., including communities where the Company conducts business. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on the business, financial condition, results of operations or profitability.
Climate change and related legislative and regulatory initiatives including interpretations thereof have the potential to disrupt the business and result in operational changes and expenditures that could significantly impact the business and the operations and creditworthiness of the Company’s clients. Climate change has caused severe and abnormal weather patterns and events that could disrupt operations at one or more of the Company’s locations, which may disrupt its ability to provide financial products and services to clients. Climate change could also have a negative effect on the financial status and creditworthiness of clients, which may decrease revenues and business activities from those clients, increase the credit risk associated with loans and other credit exposures to such clients.
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
ESG risks could adversely affect the Company’s reputation and shareholder, employee, client, and third party relationships and may negatively affect the Company’s stock price. The Company faces increasing public scrutiny related to ESG activities and if the Company. fails to act responsibly in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance, and transparency, or fails to consider ESG factors in our business operations, the Company’s brand and reputation may be damaged.
Furthermore, as a result of the Company’s diverse base of clients and business partners, the Company may face potential negative publicity based on the identity of its clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If the Company’s client or business partner relationships were to become intertwined in such negative publicity, the Company’s ability to attract and retain clients, business partners, and employees may be negatively impacted, and the Company’s stock price may also be negatively impacted. Additionally, the Company faces pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.
Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. The Company may incur meaningful costs with respect to its ESG efforts and if such efforts are negatively perceived, its reputation and stock price may suffer.
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
Additionally, the trading volume in the Company’s common stock is less than that of other larger financial services companies. Given the lower trading volume of the common stock, significant sales of the common stock, or the expectation of these sales, could increase the volatility of the Company’s stock price and cause the stock price to fall.
The holders of the Company’s indebtedness and preferred stock have rights that are senior to those of its common stockholders. As of December 31, 2023, the Company had $375.0 million in outstanding subordinated notes issued by the holding company, $175.0 million in outstanding subordinated notes issued by the Bank, and $113.4 million in outstanding junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. Payments of the principal and interest on trust preferred securities are conditionally guaranteed to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2023, the Company had issued and outstanding 300,000 shares of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and 12 million depositary shares, each representing 1/40th interest in a share of the Series B preferred stock. The preferred stock is senior to the shares of common stock in right of payment of dividends and other distributions. The Company must be current on dividends payable to holders of preferred stock before any dividends can be paid on the common stock. In the event of the Company’s bankruptcy, dissolution or liquidation, the holders of preferred stock must be satisfied before any distributions can be made to common stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions and our information systems, the Company has implemented a comprehensive cybersecurity risk management program, which is a component of its overarching enterprise risk management program. Key components of the cybersecurity risk management program include:
•A risk assessment process that identifies and prioritizes material cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.
•A third-party Managed Detection and Response (“MDR”) service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting.
•A dedicated cybersecurity team covering all critical cyber defense functions such as engineering, data protection, identity and access management, insider risk management, security operations, threat emulation and threat intelligence.
•A training program that educates employees about cybersecurity risks and how to protect themselves from cyberattacks.
•An awareness program that keeps employees informed about cybersecurity threats and how to stay safe online.
•An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.
The Company engages reputable third-party assessors to conduct various independent risk assessments on a regular basis, including but not limited to maturity assessments and various testing. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.
Our Third-Party Risk Management program is designed to ensure that our vendors meet our cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.
The Company’s cybersecurity risk management program and strategy are designed to ensure the company's information and information systems are appropriately protected from a variety of threats, both natural and man-made. Periodic risk assessments are performed to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to access control, data encryption, data loss prevention, incident response, security monitoring, third party risk management, and vulnerability management.
The Company's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Company's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.
Material Effects of Cybersecurity Threats
While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.
Governance
Board of Directors Oversight
The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility the Board has delegated primary oversight responsibility over the Company’s risk management framework, including oversight of cybersecurity risk and cybersecurity risk management, to the

Risk Committee of the Board of Directors. The Risk Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Information Security Officer (“CISO”) and the Head of Information Risk and provides periodic updates regarding cybersecurity risks and the cybersecurity program to the full Board of Directors. Additionally, awareness and training on cybersecurity topics is provided to the Board on an annual basis.
Management's Role
The Information Security department is responsible for implementing and maintaining the Company’s cybersecurity risk management program. The Information Security department consists of cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Information Security is led by the CISO, who reports directly to the Chief Information Officer and the Board of Directors with dotted-line reporting to the Chief Risk Officer. The Company’s CISO has over 20 years of experience in cybersecurity across the financial services industry as well as experience working in a leading managed security services provider. Prior to joining the Company, the Company’s CISO served as leader of the Global Threat Management Center for a major global financial institution. The Information Risk department, led by the Head of Information Risk who reports directly to the Chief Risk Officer, is responsible for ensuring the protection of electronic and physical information through the identification and management of risk activities. As a governance and oversight function, the Information Risk department measures and reports on the quality of information and cyber risk management across all functions of the firm. Information security risk is reported by both the Information Security and Information Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the Board. The risk committees include the Operational Risk Management Committee, the Executive Risk Management Committee and the Risk Committee of the Board of Directors. These committees establish and oversee policies, programs, and other guidance to provide specific expectations for managing the cybersecurity risk.
ITEM 2.     PROPERTIES
The Company’s corporate headquarters is located in Dallas, Texas. These facilities, which the Company leases, house its executive and primary administrative offices, as well as the principal banking headquarters of Texas Capital Bank. The Company also leases other facilities in its primary Texas market regions of Dallas, Fort Worth, Houston, Austin and San Antonio, as well as in New York, some of which operate as full-service banking centers. The Company also leases an operations center in Richardson, Texas that houses its loan and deposit operations and customer call center.
ITEM 3.     LEGAL PROCEEDINGS
The Company is subject to various claims and legal actions that may arise in the course of conducting its business. Management does not expect the final disposition or adjudication of any of these matters to have a material adverse impact on the Company’s financial statements or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 9, 2024, there were approximately 137 holders of record of the Company’s common stock. The Company has not paid any cash dividends on its common stock since it commenced operations and has no plans to do so in the foreseeable future.
Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2023, compared to an overall stock market index (Russell 2000 Index) and two of the Company’s peer group indexes (Nasdaq Bank Index and KBW Bank Index). The Russell 2000 Index (Bloomberg: RTY), Nasdaq Bank Index (Bloomberg: CBNK) and KBW Bank Index (Bloomberg: BKX) are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2018. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Texas Capital Bancshares, Inc.	$100.00	$111.12	$116.46	$117.93	$118.05	$126.50
Russell 2000 Index	100.00	123.48	145.69	165.58	130.45	150.37
Nasdaq Bank Index	100.00	121.03	108.61	150.99	123.56	116.35
KBW Bank Index	100.00	132.99	115.79	154.25	118.38	113.82

TCBI Stock Performance Graph
200
150
100
50
Dec, 2018
Dec, 2019
Dec, 2020
Dec, 2021
Dec, 2022
Dec, 2023
TCBI
Nasdaq Bank Index
Russell 2000 Index
KBW Bank Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company repurchased shares of its common stock in the open market during 2023 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
January 2023	564,206	$61.50	564,206	$150,000,000
February 2023	—	—	—	150,000,000
March 2023	447,703	55.80	447,703	125,019,420
April 2023	—	—	—	125,019,420
May 2023	—	—	—	125,019,420
June 2023	—	—	—	125,019,420
July 2023	—	—	—	125,019,420
August 2023	—	—	—	125,019,420
September 2023	—	—	—	125,019,420
October 2023	301,135	54.58	301,135	108,582,560
November 2023	484,746	55.04	484,746	81,903,573
December 2023	23,742	56.22	23,742	80,568,851
Total	1,821,532	$57.17	1,821,532	$80,568,851
On April 19, 2022, the Company’s board of directors authorized a share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock. In January 2023, the Company repurchased 564,206 shares of common stock at a weighted average price of $61.50, completing the full $150.0 million of repurchases authorized under this plan. A new share repurchase program was approved on January 18, 2023 under which the Company could repurchase up to $150.0 million in shares of outstanding common stock. From March 2023 through December 2023, the Company repurchased 1,257,326 shares of its common stock for an aggregate purchase price of $69.4 million, at a weighted average price of $55.22 per share under this plan. The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.
On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program.
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Recent Industry Developments
During 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, eroding consumer confidence and increased regulatory scrutiny. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. Furthermore, the Company’s capital remains at historically high levels with CET1 and total capital ratios of 12.6% and 17.1%, respectively, as of December 31, 2023. The Company’s total deposits decreased by 2% as compared to December 31, 2022, to $22.4 billion at December 31, 2023. In response to the industry-wide concerns, the Company took a number of preemptive actions, which included pro-active outreach to clients and an enhanced review of its borrowing and liquidity positions to ensure that the Company’s liquidity and capital positions remain strong and that the Company is positioned to best serve its clients.
Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	For the Year Ended December 31,
(dollars in thousands except per share data)	2023	2022	2021
Net interest income	$914,123	$875,765	$768,781
Provision for credit losses	72,000	66,000	(30,000)
Non-interest income	161,419	349,522	138,286
Non-interest expense	756,947	727,532	599,012
Income before income taxes	246,595	431,755	338,055
Income tax expense	57,454	99,277	84,116
Net income	189,141	332,478	253,939
Preferred stock dividends	17,250	17,250	18,721
Net income available to common stockholders	$171,891	$315,228	$235,218
Basic earnings per common share	$3.58	$6.25	$4.65
Diluted earnings per common share	$3.54	$6.18	$4.60
Net interest margin	3.17%	2.79%	2.07%
Return on average assets (“ROA”)	0.64%	1.04%	0.67%
Return on average common equity (“ROE”)	6.15%	11.33%	8.35%
Efficiency ratio(1)	70.4%	59.4%	66.0%
Non-interest income to average earning assets	0.57%	1.12%	0.37%
Non-interest expense to average earning assets	2.66%	2.34%	1.61%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Year ended December 31, 2023 compared to year ended December 31, 2022
The Company reported net income of $189.1 million and net income available to common stockholders of $171.9 million for the year ended December 31, 2023, compared to net income of $332.5 million and net income available to common stockholders of $315.2 million for the same period in 2022. On a fully diluted basis, earnings per common share were $3.54 for the year ended December 31, 2023, compared to $6.18 for the same period in 2022. ROE was 6.15% and ROA was 0.64% for the twelve months ended December 31, 2023, compared to 11.33% and 1.04%, respectively, for the same period in 2022. The decrease in net income for the year ended December 31, 2023 compared to the same period in 2022 resulted primarily from a decrease in non-interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Year ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,162,931	$108,294	2.37%	$3,525,986	$64,021	1.69%	$3,588,565	$44,636	1.24%
Interest bearing cash and cash equivalents	4,353,911	220,976	5.08%	5,967,329	97,271	1.63%	10,549,153	13,233	0.13%
Loans held for sale	33,166	2,856	8.61%	528,973	23,555	4.45%	90,066	2,481	2.75%
Loans held for investment, mortgage finance	4,080,263	107,111	2.63%	5,285,612	189,843	3.59%	7,881,791	239,205	3.03%
Loans held for investment(3)	16,076,646	1,191,098	7.41%	16,063,437	770,802	4.80%	15,328,390	579,157	3.78%
Less: Allowance for credit losses on loans	249,180	—	—	221,639	—	—	234,973	—	—
Loans held for investment, net	19,907,729	1,298,209	6.52%	21,127,410	960,645	4.55%	22,975,208	818,362	3.56%
Total earning assets	28,457,737	1,630,335	5.65%	31,149,698	1,145,492	3.65%	37,202,992	878,712	2.36%
Cash and other assets	1,079,607			900,121			937,264
Total assets	$29,537,344			$32,049,819			$38,140,256
Liabilities and Stockholders’ Equity
Transaction deposits	$1,466,583	$42,561	2.90%	$1,659,476	$18,099	1.09%	$3,447,849	$20,657	0.60%
Savings deposits	10,921,264	480,106	4.40%	9,983,571	151,400	1.52%	11,180,645	36,459	0.33%
Time deposits	1,573,294	65,108	4.14%	1,313,483	21,164	1.61%	1,716,642	8,391	0.49%
Total interest bearing deposits	13,961,141	587,775	4.21%	12,956,530	190,663	1.47%	16,345,136	65,507	0.40%
Short-term borrowings	1,323,039	70,642	5.34%	1,829,751	29,077	1.59%	2,399,280	4,613	0.19%
Long-term debt	882,904	57,383	6.50%	927,847	48,739	5.25%	802,112	37,628	4.69%
Total interest bearing liabilities	16,167,084	715,800	4.43%	15,714,128	268,479	1.71%	19,546,528	107,748	0.55%
Non-interest bearing deposits	9,814,517			12,951,134			15,186,455
Other liabilities	460,779			301,251			274,357
Stockholders’ equity	3,094,964			3,083,306			3,132,916
Total liabilities and stockholders’ equity	$29,537,344			$32,049,819			$38,140,256

Net interest income		$914,535			$877,013			$770,964
Net interest margin			3.17%			2.79%			2.07%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans. Loan interest income includes loan fees totaling $47.2 million, $37.2 million and $47.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Volume/Rate Analysis
The following table presents the changes in taxable equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2023/2022			2022/2021
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$44,273	$10,764	$33,509	$19,385	$(752)	$20,137
Interest bearing cash and cash equivalents	123,705	(26,299)	150,004	84,038	(5,731)	89,769
Loans held for sale	(20,699)	(22,063)	1,364	21,074	6,995	14,079
Loans held for investment, mortgage finance	(82,732)	(43,272)	(39,460)	(49,362)	(78,274)	28,912
Loans held for investment	420,296	634	419,662	191,645	27,721	163,924
Total interest income	484,843	(80,236)	565,079	266,780	(50,041)	316,821
Interest expense
Transaction deposits	24,462	(2,103)	26,565	(2,558)	(10,747)	8,189
Savings deposits	328,706	14,253	314,453	114,941	(3,947)	118,888
Time deposits	43,944	4,183	39,761	12,773	(2,273)	15,046
Short-term borrowings	41,565	(8,057)	49,622	24,464	(1,315)	25,779
Long-term debt	8,644	(2,360)	11,004	11,111	6,287	4,824
Total interest expense	447,321	5,916	441,405	160,731	(11,995)	172,726
Net interest income	$37,522	$(86,152)	$123,674	$106,049	$(38,046)	$144,095
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $914.1 million for the year ended December 31, 2023 compared to $875.8 million for 2022. The increase was primarily due to an increase in yields on average earning assets, partially offset by an increase in funding costs and a decrease in average earning assets.
Average earning assets for the year ended December 31, 2023 decreased $2.7 billion compared to the same period in 2022, which included a $1.6 billion decrease in average interest bearing cash and cash equivalents and a $1.7 billion decrease in average total loans, partially offset by a $636.9 million increase in investment securities. Average interest bearing liabilities increased $453.0 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to a $1.0 billion increase in average interest bearing deposits, partially offset by a $506.7 million decrease in average short-term borrowings and a $44.9 million decrease in average long-term debt. Average non-interest bearing deposits for the year ended December 31, 2023 decreased to $9.8 billion from $13.0 billion for the same period in 2022.
Net interest margin for the year ended December 31, 2023 was 3.17% compared to 2.79% for 2022. The increase was primarily due to the effect of rising interest rates on earning asset yields and a shift in earning asset composition, partially offset by higher funding costs, also as a result of rising interest rates, compared to the same period in 2022.
The yield on total loans held for investment, net, increased to 6.52% for the year ended December 31, 2023 compared to 4.55% for the same period in 2022 and the yield on earning assets increased to 5.65% for the year ended December 31, 2023 compared to 3.65% for the same period in 2022. The average cost of total deposits increased to 2.47% for 2023 from 0.74% for the same period in 2022 and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 2.46% for 2023 compared to 0.85% for the same period 2022.

Non-interest Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Service charges on deposit accounts	$20,874	$23,266	$19,054
Wealth management and trust fee income	13,955	15,036	13,173
Brokered loan fees	8,918	14,159	27,954
Investment banking and trading income	86,182	35,054	24,441
Gain on disposal of subsidiary	—	248,526	—
Other	31,490	13,481	53,664
Total non-interest income	$161,419	$349,522	$138,286
Non-interest income decreased by $188.1 million during the year ended December 31, 2023 to $161.4 million, compared to $349.5 million for the same period in 2022. The decrease was primarily due to a non-recurring $248.5 million gain related to the sale of our premium finance subsidiary recorded in 2022, partially offset by increases in investment banking and trading income and other non-interest income.
Non-interest Expense

	Year ended December 31,
(in thousands)	2023	2022	2021
Salaries and benefits	$459,700	$434,906	$350,197
Occupancy expense	38,494	44,222	33,232
Marketing	25,854	32,388	10,006
Legal and professional	64,924	75,858	41,152
Communications and technology	81,262	69,253	75,185
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	36,775	14,344	21,027
Servicing-related expenses	—	—	27,765
Other	49,938	56,561	40,448
Total non-interest expense	$756,947	$727,532	$599,012
Non-interest expense for the year ended December 31, 2023 increased $29.4 million compared to the same period in 2022 primarily due to an increase in salaries and benefits, communications and technology and FDIC insurance assessment, which included $19.9 million in special assessment expense in 2023, partially offset by a decrease in legal and professional expense. Full-year 2022 legal and professional expense included $15.9 million in expenses related to the sale of our premium finance subsidiary.
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

(in thousands)	December 31, 2023	December 31, 2022
Commercial	$10,410,766	$9,832,676
Mortgage finance	3,978,328	4,090,033
Commercial real estate	5,500,774	4,875,363
Consumer	530,948	552,848
Gross loans held for investment	20,420,816	19,350,920
Unearned income (net of direct origination costs)	(80,258)	(63,580)
Total loans held for investment	$20,340,558	$19,287,340

Total loans held for investment were $20.3 billion at December 31, 2023, an increase of $1.1 billion from December 31, 2022. The Company experienced loan growth in the commercial and commercial real estate categories as it has continued to execute on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 19% and 21% of gross loans held for investment at December 31, 2023 and December 31, 2022, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of December 31, 2023, the Company had $5.3 billion in shared national credits, $1.2 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of December 31, 2023, approximately $6.5 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of December 31, 2023, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
The table below summarizes the industry concentrations of loans held for investment on a gross basis at December 31, 2023:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Financials (excluding banks)	$3,950,879	19.4%
Oil and gas and pipelines	1,205,100	5.9%
Technology, telecom and media	1,004,186	4.9%
Real estate related services (not secured by real estate)	947,494	4.6%
Commercial services	419,065	2.1%
Retail	410,162	2.0%
Machinery, equipment and parts manufacturing	300,606	1.5%
Entertainment and recreation	291,146	1.4%
Transportation services	236,100	1.2%
Healthcare and pharmaceuticals	217,558	1.1%
Government and education	208,828	1.0%
Food and beverage manufacturing and wholesale	179,673	0.9%
Materials and commodities	173,574	0.8%
Utilities	146,923	0.7%
Consumer services	137,823	0.7%
Diversified or miscellaneous	581,649	2.8%
Total commercial	10,410,766	51.0%
Mortgage finance	3,978,328	19.5%
Commercial real estate	5,500,774	26.9%
Consumer	530,948	2.6%
Total	$20,420,816	100.0%
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

The Company believes the loans it originates are appropriately collateralized under its credit standards. Approximately 96% of the Company’s loans held for investment are secured by collateral. The table below sets forth information regarding the distribution of loans held for investment on a gross basis among various types of collateral at December 31, 2023:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Business assets	$8,848,736	43.4%
Other assets	337,444	1.7%
Highly liquid assets	330,767	1.6%
Municipal tax- and revenue-secured	89,079	0.4%
Rolling stock	30,415	0.1%
U. S. Government guaranty	1,261	—%
Unsecured	773,064	3.8%
Total commercial	10,410,766	51.0%
Mortgage finance	3,978,328	19.5%
Commercial real estate	5,500,774	26.9%
Consumer	530,948	2.6%
Total	$20,420,816	100.0%
As noted in the tables above, approximately 27% of loans held for investment as of December 31, 2023 are commercial real estate loans that are generally secured by real property. The commercial real estate portfolio is comprised primarily of non-owner occupied construction/development financing and limited term financing provided to professional real estate developers, owners/managers of commercial real estate projects and properties, and residential builders/developers. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings, residential and commercial tract developments, and raw land or lots to be developed into single-family homes. The primary source of repayment on these loans is generally expected to come from the sale, permanent financing or lease of the real property collateral. As a result, the performance of these loans is generally impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing, and, in the case of loans to residential builder/developers, volatility in consumer demand. Commercial real estate net charge-offs totaled $5.5 million in 2023, primarily related to a single hospitality loan that was significantly impacted by the COVID-19 pandemic, as compared to $350,000 in 2022.
The table below summarizes the commercial real estate loan portfolio, by property type as of December 31, 2023:

(dollars in thousands)	Amount	Percent of Total
Apartment/condominium buildings	$2,196,299	39.9%
Industrial buildings	1,032,647	18.8%
Office buildings	451,660	8.2%
1-4 Family dwellings (other than condominium)	340,632	6.2%
Shopping center/mall buildings	265,938	4.8%
Senior housing buildings	260,656	4.7%
Self-storage buildings	212,571	3.9%
Commercial buildings	166,405	3.0%
Hotel/motel buildings	162,585	3.0%
Residential lots	92,037	1.7%
Student housing	84,003	1.5%
Commercial lots	78,192	1.4%
Other	157,149	2.9%
Total commercial real estate loans	$5,500,774	100.0%

The table below summarizes the Company’s commercial real estate portfolio at December 31, 2023 as segregated by the geographic region in which the property is located. Approximately 59% of the commercial real estate collateral is located in Texas.

(dollars in thousands)	Amount	Percent of Total
Texas geographic region:
Dallas/Fort Worth	$1,140,779	20.7%
Houston	881,487	16.0%
San Antonio	515,875	9.4%
Austin	503,052	9.2%
Other Texas cities	181,278	3.3%
Total Texas	3,222,471	58.6%
Other states	2,278,303	41.4%
Total commercial real estate loans	$5,500,774	100.0%
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
Appraisals are, in substantially all cases, reviewed by a third party to determine the reasonableness of the appraised value. The third-party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third-party reviewer provides a detailed report of that analysis. Further review may be conducted by credit officers, including the Bank’s managed asset committee as conditions warrant. These additional steps of review are undertaken to confirm that the underlying appraisal and the third-party analysis can be relied upon. If differences arise, management addresses those with the reviewer and determines an appropriate resolution. Both the appraisal process and the appraisal review process can be less reliable in establishing accurate collateral values during and following periods of economic weakness due to the lack of comparable sales and the limited availability of financing to support an active market of potential purchasers.
Interest Reserve Loans
As of December 31, 2023 and December 31, 2022, the Company had $788.9 million and $854.5 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 14% and 18%, respectively, of outstanding commercial real estate loans. The use of interest reserves is common in construction loans and is carefully controlled by underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial condition precedents are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. The Company has ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When the Company finances land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or an analysis of market conditions and project feasibility indicates to management’s satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is the general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. The Company requires current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. If at any time management believes that the collateral position is jeopardized, the Company retains the right to stop the use of interest reserves. As of December 31, 2023 and December 31, 2022, none of the loans with interest reserves were on non-accrual.
Large Credit Relationships
The Company originates and maintains large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of the Bank is approximately $593.9 million. The Company, however, generally employs lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $60 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and assessed credit risk warrant a somewhat larger investment. The Company considers large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on large held for investment credit relationships outstanding at year-end:

	December 31, 2023			December 31, 2022
		Period End Balances			Period End Balances
(dollars in thousands)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	344	$18,053,123	$11,794,216	315	$16,287,723	$10,515,253
$20.0 million to $29.9 million	215	5,245,658	3,493,601	216	5,262,032	3,485,755
Loan Maturities and Interest Rate Sensitivity

	December 31, 2023
(in thousands)	Total	Within 1 Year	1-5 Years	5-15 Years	After 15 Years
Loan maturity:
Commercial	$10,410,766	$1,897,320	$7,870,372	$635,042	$8,032
Mortgage finance	3,978,328	3,978,328	—	—	—
Commercial real estate	5,500,774	1,516,284	3,643,612	303,895	36,983
Consumer	530,948	207,616	19,220	4,242	299,870
Total loans held for investment	$20,420,816	$7,599,548	$11,533,204	$943,179	$344,885
Interest rate sensitivity for selected loans with:
Fixed interest rates	$1,133,129	$72,272	$506,292	$536,237	$18,328
Floating or adjustable interest rates	19,287,687	7,527,276	11,026,912	406,942	326,557
Total loans held for investment	$20,420,816	$7,599,548	$11,533,204	$943,179	$344,885

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	December 31, 2023	December 31, 2022
Non-accrual loans held for investment
Commercial:
Business assets	$63,094	$41,448
Oil and gas properties	2,543	3,658
Machinery and equipment	3,332	—
Accounts receivable and inventory	—	1,405
Other	79	531
Total commercial	69,048	47,042
Commercial real estate:
Hotel/motel	12,350	—
Commercial property	—	1,263
Total commercial real estate	12,350	1,263
Consumer
Other	—	33
Total consumer	—	33
Total non-accrual loans held for investment	81,398	48,338
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$81,398	$48,338

Non-accrual loans held for investment to total loans held for investment	0.40%	0.25%
Total non-performing assets to total assets	0.29%	0.17%
Allowance for credit losses on loans to non-accrual loans held for investment	3.1x	5.2x

Loans held for investment past due 90 days and accruing	$19,523	$131
Loans held for investment past due 90 days to total loans held for investment	0.10%	—%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date. Below is a discussion of provision for credit losses on loans. The changes made to the Company’s current expected credit loss model, as discussed in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report, resulted in a reallocation of the allowance for credit losses between loan portfolio segments and allowance balances allocated to off-balance sheet financial instruments. The changes made result in a higher allocation of losses to off-balance sheet financial statements. See Note 9 - Financial Instruments with Off-Balance Sheet Risk in the accompanying notes to the consolidated financial statements included elsewhere in this report for presentation of the activity in the allowance for credit losses for off-balance asset credit losses.
The Company recorded a provision for credit losses on loans of $47.4 million for the year ended December 31, 2023 compared to a provision of $61.5 million for the year ended December 31, 2022. The provision for credit losses on loans for the year ended December 31, 2023 reflects increases in total loans held for investment, criticized and non-accrual loans and net charge-offs during the year ended December 31, 2023. The Company recorded $50.9 million in net charge-offs during the year ended December 31, 2023 compared to $19.9 million in net charge-offs during the same period in 2022. Criticized loans totaled $738.2 million at December 31, 2023, compared to $513.2 million at December 31, 2022.

The table below presents key metrics related to the Company’s credit loss experience:

	December 31, 2023	December 31, 2022
Allowance for credit losses on loans to total loans held for investment	1.23%	1.31%
Allowance for credit losses on loans to average total loans held for investment	1.24%	1.19%
Total allowance for credit losses to total loans held for investment	1.46%	1.43%
Total provision for credit losses to average total loans held for investment	0.36%	0.31%
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	2023		2022
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$45,395	0.44%	$19,542	0.18%
Mortgage finance	—	—%	—	—%
Commercial real estate	5,496	0.10%	350	0.01%
Consumer	36	0.01%	(23)	—%
Total	$50,927	0.25%	$19,869	0.09%
The allowance for credit losses on loans totaled $250.0 million at December 31, 2023 and $253.5 million at December 31, 2022. The following table presents a summary of the Company’s allowance for credit losses on loans by portfolio segment for the past two years:

	December 31,
	2023		2022
(dollars in thousands)	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans
Commercial	$171,437	51%	$185,303	51%
Mortgage finance	4,173	19%	10,745	21%
Commercial real estate	71,829	27%	54,268	25%
Consumer	2,534	3%	3,153	3%
Total	$249,973	100%	$253,469	100%
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
Average total deposits for the year ended December 31, 2023 decreased $2.1 billion compared to 2022. Average non-interest bearing deposits for the year ended December 31, 2023 decreased $3.1 billion compared to 2022 and average interest bearing deposits increased $1.0 billion. The average cost of total deposits increased to 2.47% in 2023 from 0.74% in 2022 primarily due to rising interest rates.
The following table discloses average deposits and weighted-average cost of deposits by type:

	Year Ended December 31,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing	$9,814,517	—%	$12,951,134	—%
Interest bearing transaction	1,466,583	2.90%	1,659,476	1.09%
Savings	10,921,264	4.40%	9,983,571	1.52%
Time deposits	1,573,294	4.14%	1,313,483	1.61%
Total	$23,775,658	2.47%	$25,907,664	0.74%

Estimated uninsured deposits at December 31, 2023 were $9.7 billion (43% of total deposits), compared to $12.4 billion (54% of total deposits) at December 31, 2022. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table shows scheduled maturities of time deposits greater than $250,000:

(in thousands)	December 31, 2023	December 31, 2022
Months to maturity:
Three or less	$79,162	$70,008
Over three through six	127,289	50,282
Over six through twelve	150,382	117,435
Over twelve	19,535	20,715
Total	$376,368	$258,440
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, which are generally used to fund mortgage finance assets, and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and government sponsored entities to support the liquidity of mortgage finance assets.
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	December 31, 2023	December 31, 2022
Interest bearing cash and cash equivalents	$3,042,357	$4,778,623
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	15.0%	24.8%
Total earning assets	11.1%	17.4%
Total deposits	13.6%	20.9%
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

	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$21,454,568	95.9%	$21,247,999	93.0%
Brokered deposits	917,271	4.1%	1,608,881	7.0%
Total deposits	$22,371,839	100.0%	$22,856,880	100.0%

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

(in thousands)	December 31, 2023	December 31, 2022
Repurchase agreements	$—	$1,142
FHLB borrowings	1,500,000	1,200,000
Total short-term and other borrowings	$1,500,000	$1,201,142
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	December 31, 2023	December 31, 2022
FHLB borrowing capacity relating to loans and pledged securities	$2,602,092	$2,621,218
FHLB borrowing capacity relating to unencumbered securities	3,737,615	3,539,297
Total FHLB borrowing capacity(1)	$6,339,707	$6,160,515
Unused federal funds lines available from commercial banks	$1,188,000	$1,479,000
Unused Federal Reserve borrowings capacity	$4,094,801	$3,574,762
Unused revolving line of credit(2)	$100,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2025. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the twelve months ended December 31, 2023 or 2022. The line of credit was reduced to $75.0 million in the first quarter of 2024.
The Company has long-term debt outstanding of $859.1 million as of December 31, 2023, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. In the second quarter of 2023, the Company partially paid down $75.0 million of the senior unsecured credit-linked notes in accordance with the terms of the notes. See Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 10 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A of the 2022 Form 10-K.
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
Capital Resources
The Company’s equity capital averaged $3.1 billion for the year ended December 31, 2023 compared to $3.1 billion for the same period in 2022. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
On April 19, 2022, the Company’s board of directors authorized a share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock. In January 2023, the Company repurchased 564,206 shares of common stock at a weighted average price of $61.50, completing the full $150.0 million of repurchases authorized under this plan. A new share repurchase program was approved on January 18, 2023 under which the Company could repurchase up to $150.0 million in shares of outstanding common stock. From March 2023 through December 2023, the Company repurchased 1,257,326 shares of its common stock for an aggregate purchase price of $69.4 million, at a weighted average price of $55.22 per share under this plan. The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program.
For additional information on the Company’s capital and stockholders’ equity, see Note 10 - Regulatory Ratios and Capital, in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of December 31, 2023, the quantitative estimate of the allowance for credit loss would increase by approximately $220.4 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of December 31, 2023, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of December 31, 2023 is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2023 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,042,357	$—	$—	$—	$3,042,357
Investment securities(1)	314,764	899	299,493	3,528,038	4,143,194
Variable loans	18,741,790	216,809	96,449	276,745	19,331,793
Fixed loans	25,780	46,491	240,407	820,450	1,133,128
Total loans(2)	18,767,570	263,300	336,856	1,097,195	20,464,921
Total interest sensitive assets	$22,124,691	$264,199	$636,349	$4,625,233	$27,650,472
Liabilities
Interest bearing customer deposits	$13,264,838	$—	$—	$—	$13,264,838
CDs	500,262	1,252,576	25,177	710	1,778,725
Total interest bearing deposits	13,765,100	1,252,576	25,177	710	15,043,563
Short-term borrowings	1,500,000	—	—	—	1,500,000
Long-term debt	312,905	—	174,457	371,785	859,147
Total borrowings	1,812,905	—	174,457	371,785	2,359,147
Total interest sensitive liabilities	$15,578,005	$1,252,576	$199,634	$372,495	$17,402,710
GAP	$6,546,686	$(988,377)	$436,715	$4,252,738	$—
Cumulative GAP	$6,546,686	$5,558,309	$5,995,024	$10,247,762	$10,247,762
Non-interest bearing deposits					7,328,276
Stockholders’ equity					3,199,142
Total					$10,527,418
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
For modeling purposes, the “shock test” scenarios as of December 31, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. As of December 31, 2022, the scenarios assumed a sustained 100 and 200 basis point increase in interest rates, as well as a 100 basis point decrease in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	December 31, 2023	December 31, 2022
+ 200 basis points	3.2%	14.5%
+ 100 basis points	1.6%	8.0%
- 100 basis points	(4.4)%	(10.2)%
- 200 basis points	(9.1)%	N/A
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
For additional information regarding derivatives, see Note 14 - Derivative Financial Instruments in the accompanying notes to the consolidated financial statements included elsewhere in this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and other comprehensive income/(loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses - Loans
Description of the Matter
The Company’s loans held for investment portfolio totaled $20.3 billion as of December 31, 2023, and the associated allowance for credit losses (ACL) was $296.3 million. The ACL represents management’s best estimate of expected credit losses over the contractual life of loans and for off-balance sheet commitments. The ACL is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments using a Portfolio Level Qualitative Factor and/or Portfolio Segment Level Qualitative Factor (collectively the “qualitative factors”). In the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model, the most significant of which are more granular estimates of historical loss rates to incorporate probability of default and loss severities and allocations of expected losses to outstanding loan balances and off-balance sheet financial instruments. The qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or worse. Management applies judgment in the determination and usage of the qualitative factors, and in the use of a single or a blend of forecast scenarios used to calculate the reasonable and supportable forecast.

Auditing management’s estimate of the ACL is complex due to the models utilized and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination and usage of the qualitative factors, and in the use of a single or blend of forecast scenarios used to calculate the reasonable and supportable forecast.

How We Addressed the Matter in Our Audit
Our considerations and procedures performed included evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date. We obtained an understanding of the Company’s process for establishing the ACL, including determination and usage of the qualitative factors and determination of a single or blend of multiple forecast scenarios used to calculate the reasonable and supportable forecast. We evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around 1) the reliability and accuracy of data used in the model; 2) management’s review and approval of the selected qualitative factors; 3) the single or blend of multiple forecast scenarios used to calculate the reasonable and supportable forecast; 4) the governance of the credit loss methodology including model validation; and 5) management’s review and approval of the ACL.

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
Dallas, TX
February 13, 2024

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$200,493	$233,637
Interest bearing cash and cash equivalents	3,042,357	4,778,623
Available-for-sale debt securities	3,225,892	2,615,644
Held-to-maturity debt securities	865,477	935,514
Equity securities	51,825	33,956
Investment securities	4,143,194	3,585,114
Loans held for sale	44,105	36,357
Loans held for investment, mortgage finance	3,978,328	4,090,033
Loans held for investment	16,362,230	15,197,307
Less: Allowance for credit losses on loans	249,973	253,469
Loans held for investment, net	20,090,585	19,033,871
Premises and equipment, net	32,366	26,382
Accrued interest receivable and other assets	801,670	719,162
Goodwill and intangibles, net	1,496	1,496
Total assets	$28,356,266	$28,414,642
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,328,276	$9,618,081
Interest bearing deposits	15,043,563	13,238,799
Total deposits	22,371,839	22,856,880
Accrued interest payable	33,234	24,000
Other liabilities	392,904	345,827
Short-term borrowings	1,500,000	1,201,142
Long-term debt	859,147	931,442
Total liabilities	25,157,124	25,359,291
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at December 31, 2023 and 2022	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,142,979 and 50,867,298 at December 31, 2023 and 2022, respectively	511	509
Additional paid-in capital	1,045,576	1,025,593
Retained earnings	2,435,393	2,263,502
Treasury stock - 3,905,067 and 2,083,535 shares at cost at December 31, 2023 and 2022, respectively	(220,334)	(115,310)
Accumulated other comprehensive loss, net of taxes	(362,004)	(418,943)
Total stockholders’ equity	3,199,142	3,055,351
Total liabilities and stockholders’ equity	$28,356,266	$28,414,642
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME/(LOSS)

	Year ended December 31,
(in thousands except per share data)	2023	2022	2021
Interest income
Interest and fees on loans	$1,300,653	$983,794	$820,476
Investment securities	108,294	63,179	42,820
Interest bearing cash and cash equivalents	220,976	97,271	13,233
Total interest income	1,629,923	1,144,244	876,529
Interest expense
Deposits	587,775	190,663	65,507
Short-term borrowings	70,642	29,077	4,613
Long-term debt	57,383	48,739	37,628
Total interest expense	715,800	268,479	107,748
Net interest income	914,123	875,765	768,781
Provision for credit losses	72,000	66,000	(30,000)
Net interest income after provision for credit losses	842,123	809,765	798,781
Non-interest income
Service charges on deposit accounts	20,874	23,266	19,054
Wealth management and trust fee income	13,955	15,036	13,173
Brokered loan fees	8,918	14,159	27,954
Investment banking and trading income	86,182	35,054	24,441
Gain on disposal of subsidiary	—	248,526	—
Other	31,490	13,481	53,664
Total non-interest income	161,419	349,522	138,286
Non-interest expense
Salaries and benefits	459,700	434,906	350,197
Occupancy expense	38,494	44,222	33,232
Marketing	25,854	32,388	10,006
Legal and professional	64,924	75,858	41,152
Communications and technology	81,262	69,253	75,185
Federal Deposit Insurance Corporation insurance assessment	36,775	14,344	21,027
Servicing-related expenses	—	—	27,765
Other	49,938	56,561	40,448
Total non-interest expense	756,947	727,532	599,012
Income before income taxes	246,595	431,755	338,055
Income tax expense	57,454	99,277	84,116
Net income	189,141	332,478	253,939
Preferred stock dividends	17,250	17,250	18,721
Net income available to common stockholders	$171,891	$315,228	$235,218
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$3,834	$(479,814)	$(80,366)
Amounts reclassified into net income	68,241	9,905	—
Other comprehensive income/(loss)	72,075	(469,909)	(80,366)
Income tax expense/(benefit)	15,136	(98,681)	(16,877)
Other comprehensive income/(loss), net of tax	56,939	(371,228)	(63,489)
Comprehensive income/(loss)	$246,080	$(38,750)	$190,450
Basic earnings per common share	$3.58	$6.25	$4.65
Diluted earnings per common share	$3.54	$6.18	$4.60
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2020	6,000,000	$150,000	50,470,867	$504	$991,898	$1,713,056	(417)	$(8)	$15,774	$2,871,224
Comprehensive income/(loss):
Net income	—	—	—	—	—	253,939	—	—	—	253,939
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(63,489)	(63,489)
Total comprehensive income										190,450
Stock-based compensation expense recognized in earnings	—	—	—	—	30,061	—	—	—	—	30,061
Issuance of preferred stock	300,000	300,000	—	—	(10,277)	—	—	—	—	289,723
Preferred stock dividend	—	—	—	—	—	(18,721)	—	—	—	(18,721)
Issuance of stock related to stock-based awards	—	—	148,044	2	(3,123)	—	—	—	—	(3,121)
Redemption of preferred stock	(6,000,000)	(150,000)	—	—	—	—	—	—	—	(150,000)
Balance at December 31, 2021	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income/(loss):
Net income	—	—	—	—	—	332,478	—	—	—	332,478
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(371,228)	(371,228)
Total comprehensive loss										(38,750)
Stock-based compensation expense recognized in earnings	—	—	—	—	21,246	—	—	—	—	21,246
Preferred stock dividend	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	248,387	3	(4,212)	—	—	—	—	(4,209)
Repurchase of common stock	—	—	—	—	—	—	(2,083,118)	(115,302)	—	(115,302)
Balance at December 31, 2022	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	189,141	—	—	—	189,141
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	56,939	56,939
Total comprehensive income										246,080
Stock-based compensation expense recognized in earnings	—	—	—	—	24,200	—	—	—	—	24,200
Preferred stock dividend	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	275,681	2	(4,217)	—	—	—	—	(4,215)
Repurchase of common stock	—	—	—	—	—	—	(1,821,532)	(105,024)	—	(105,024)
Balance at December 31, 2023	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022	2021
Operating activities
Net income	$189,141	$332,478	$253,939
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision/(benefit) for credit losses	72,000	66,000	(30,000)
Deferred tax expense/(benefit)	(17,784)	(17,395)	(20,253)
Depreciation and amortization	40,473	45,284	93,406
Net (gain)/loss on sale of loans held for sale	—	990	(1,317)
Net gain recognized on investment securities	(4,060)	—	—
Decrease in valuation allowance on mortgage servicing rights	—	—	(16,448)
Stock-based compensation expense	24,200	21,432	31,326
Purchases and originations of loans held for sale	(15,706)	(37,461)	(1,413,899)
Proceeds from sales and repayments of loans held for sale	134,948	8,132	1,676,601
Gain on sale of subsidiary	—	(248,526)	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(78,606)	(25,482)	154,114
Accrued interest payable and other liabilities	29,134	2,518	(70,154)
Net cash provided by operating activities	373,740	147,970	657,315
Investing activities
Purchases of available-for-sale debt securities	(849,391)	(920,217)	(1,059,897)
Proceeds from sales of available-for-sale debt securities	56,923	—	—
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	225,034	432,175	569,931
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	73,770	87,945	—
Sales/(purchases) of equity securities, net	(14,298)	11,651	—
Originations of loans held for investment, mortgage finance	(75,671,642)	(102,438,943)	(167,084,439)
Proceeds from pay-offs of loans held for investment, mortgage finance	75,783,347	105,824,407	168,688,351
Proceeds from sale of mortgage servicing rights	—	—	115,891
Net (increase)/decrease in loans held for investment, excluding mortgage finance loans	(1,342,840)	(3,001,340)	7,076
Proceeds from sale of subsidiary	—	3,324,159	—
Purchase of premises and equipment, net	(16,381)	(11,270)	(4,127)
Net cash provided by/(used in) investing activities	(1,755,478)	3,308,567	1,232,786
Financing activities
Net increase/(decrease) in deposits	(485,041)	(5,252,485)	(2,887,224)
Issuance of stock related to stock-based awards	(4,215)	(4,209)	(3,121)
Net proceeds from issuance of preferred stock	—	—	289,723
Redemption of preferred stock	—	—	(150,000)
Preferred dividends paid	(17,250)	(17,250)	(18,721)
Repurchase of common stock	(105,024)	(115,302)	—
Net increase/(decrease) in short-term borrowings	298,858	(1,001,690)	(908,919)
Net proceeds from issuance of long-term debt	—	—	639,440
Redemption of long-term debt	(75,000)	—	(111,000)
Net cash used in financing activities	(387,672)	(6,390,936)	(3,149,822)
Net decrease in cash and cash equivalents	(1,769,410)	(2,934,399)	(1,259,721)
Cash and cash equivalents at beginning of period	5,012,260	7,946,659	9,206,380
Cash and cash equivalents at end of period	$3,242,850	$5,012,260	$7,946,659
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$773,034	$252,178	$111,199
Cash paid during the period for income taxes	71,941	128,435	101,101
Transfers of loans from held for investment to held for sale	126,990	—	—
Transfers of debt securities from available-for-sale to held-to-maturity	—	1,019,365	—
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“TCBI” or the “Company”), a Delaware corporation, was incorporated in 1996 and commenced banking operations in 1998. The consolidated financial statements include the accounts of TCBI and its wholly owned subsidiary, Texas Capital Bank (the “Bank”), a full-service financial services firm that delivers customized solutions to businesses, entrepreneurs and individual customers. The Company is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston and San Antonio, and has built a network of clients across the country.
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
See the Allowance for Credit Losses accounting policy below for additional details of these changes.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest and other assets on the consolidated balance sheets. Available-for-sale and held-to-maturity debt securities are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable.

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
Goodwill and Other Intangible Assets, Net
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company had $1.5 million of goodwill at both December 31, 2023 and December 31, 2022. Intangible assets with definite useful lives are amortized over their estimated life. No amortization expense related to intangible assets was recorded during the year ended December 31, 2023, as compared to $338,000 and $405,000 during the years ended December 31, 2022 and 2021, respectively. Goodwill and intangible assets are tested for impairment at least annually or whenever changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. In 2023 and 2022, the annual test of goodwill impairment was performed, and in both periods, no impairment was indicated.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Furniture and equipment are generally depreciated over three to five years, while leasehold improvements are generally depreciated over the term of their respective lease. Gains or losses on disposals of premises and equipment are included in other non-interest income on the consolidated statements of income and other comprehensive income.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to extend credit generally do not include mortgage finance arrangements with mortgage loan originators through the mortgage warehouse lending division, which are established as uncommitted “guidance” purchase and sale facilities under which the mortgage originator has no obligation to offer and the Company has no obligation to purchase interests in the mortgage loans subject to the arrangements.
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
Variable costs, such as maintenance expenses, parking and property and sales taxes, are expensed as they are incurred, and are recorded in net occupancy expense on the consolidated statements of income and other comprehensive income.
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
The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of revenue-generating activities that are within the scope of ASC 606, which are presented in the income statements as components of non-interest income are as follows:
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
•Investment banking and trading income - includes the following:

	Year Ended December 31,
	2023	2022	2021
Investment banking and advisory fees	$61,366	$24,974	$22,007
Trading income	24,816	10,080	2,434
Total	$86,182	$35,054	$24,441
•Investment banking and advisory fees includes fees for merger, acquisition, divestiture and restructuring advisory services, fees for securities underwriting activities and loan and security syndication fees. Advisory fees are generally earned as performance obligations of the advisory service are satisfied. Underwriting fees are generally recognized upon execution of the client’s issuance of debt or equity instruments. Loan syndication fees are generally recognized upon closing of a loan syndication transaction.
•Trading income includes fees for derivative transactions which are generally recognized when the derivative transaction occurs. Also included in trading income are realized and unrealized gains and losses recognized on the Company’s trading assets and liabilities. Realized gains and losses are generally recognized when a sale occurs and unrealized gains and losses are generally recognized monthly as the trading assets and liabilities are marked to fair value.
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
The tax effect of unrealized gains and losses on available-for-sale debt securities and derivative instruments designated as hedges is recorded to other comprehensive income and is not a component of income tax expense/(benefit).
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
Within the investment securities portfolio, the Company holds equity securities that consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. Some of these equity securities are valued using quoted market prices for identical equity securities in an active market and are classified as Level 1 assets in the fair value hierarchy and others are traded in less active markets and are classified as Level 2 assets in the fair value hierarchy.
Loans Held for Sale
The fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy, or is derived from third party pricing models, in which case they are characterized as Level 3 assets in the fair value hierarchy.
Securities Sold Not Yet Purchased
The fair value for securities sold but not yet purchased is derived from quoted prices in active markets and are classified as Level 1 liabilities in the fair value hierarchy.
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
Non-Hedging Derivatives
The Company enters into interest rate derivative instruments with customers while at the same time entering into offsetting interest rate derivative instruments with another financial institution. These transactions allow the customer to effectively manage their exposure to a variable rate loan. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative instruments substantially offset each other and do not have a material impact on the Company’s results of operations.
The Company offers forward contract derivative instruments, such as to-be-announced U.S. agency residential mortgage-back securities, to its mortgage banking customers to allow the customers to mitigate exposure to market risks associated with the purchase or origination of mortgage loans. To mitigate the Company’s exposure to these forward contracts, the Company will enter into offsetting forward contracts, most typically with a financial institution. Any changes in fair value to the forward contract derivative instruments are recorded in investment banking and trading income on the consolidated statements of income and other comprehensive income.
The Company also offers foreign currency derivative instruments in which the Company enters into a contract with a customer to buy or sell a foreign currency at a future date for a specified price while at the same time entering into an offsetting contract with a financial institution to buy or sell the same currency at the same future date for a specified price. The transaction allows the customer to manage their exposure to foreign currency exchange rate fluctuations. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative instruments substantially offset each other and do not have a material impact on the Company’s results of operations.
Derivatives Designated as Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. All related cash flows are reported in the operating activities section of the consolidated statement of cash flows. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except share and per share data)	2023	2022	2021
Numerator:
Net income	$189,141	$332,478	$253,939
Preferred stock dividends	17,250	17,250	18,721
Net income available to common stockholders	$171,891	$315,228	$235,218
Denominator:
Basic earnings per common share—weighted average common shares	48,054,935	50,457,746	50,580,660
Effect of dilutive outstanding stock-settled awards	555,271	588,996	560,314
Dilutive earnings per common share—weighted average diluted common shares	48,610,206	51,046,742	51,140,974
Basic earnings per common share	$3.58	$6.25	$4.65
Diluted earnings per common share	$3.54	$6.18	$4.60
Anti-dilutive outstanding stock-settled awards	97,368	311,226	93,945

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$651,112	$—	$(14,639)	$636,473
U.S. government agency securities	125,000	—	(18,408)	106,592
Residential mortgage-backed securities	2,782,734	540	(312,442)	2,470,832
CRT securities	13,636	—	(1,641)	11,995
Total available-for-sale debt securities	3,572,482	540	(347,130)	3,225,892
Held-to-maturity debt securities:
Residential mortgage-backed securities	865,477	—	(101,633)	763,844
Total held-to-maturity debt securities	865,477	—	(101,633)	763,844
Equity securities				51,825
Total investment securities(2)				$4,143,194
December 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$698,769	$—	$(28,187)	$670,582
U.S. government agency securities	125,000	—	(22,846)	102,154
Residential mortgage-backed securities	2,162,364	3	(331,320)	1,831,047
CRT securities	14,713	—	(2,852)	11,861
Total available-for-sale debt securities	3,000,846	3	(385,205)	2,615,644
Held-to-maturity securities:
Residential mortgage-backed securities	935,514	—	(118,600)	816,914
Total held-to-maturity securities	935,514	—	(118,600)	816,914
Equity securities				33,956
Total investment securities(2)				$3,585,114
(1)    Excludes accrued interest receivable of $9.5 million and $6.6 million at December 31, 2023 and December 31, 2022, respectively, related to available-for-sale debt securities and $1.4 million and $1.5 million at December 31, 2023 and December 31, 2022, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
In the first quarter of 2023, the Company sold U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of December 31, 2023, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$251,438	$250,610	$—	$—
Due after one year through five years	449,674	430,022	—	—
Due after five years through ten years	105,690	89,141	—	—
Due after ten years	2,765,680	2,456,119	865,477	763,844
Total	$3,572,482	$3,225,892	$865,477	$763,844

The table below presents the weighted average yields for the Company’s available-for-sale debt securities for the year ended December 31, 2023. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% tax rate, where applicable.

	U.S. Treasury securities	U.S. government agency securities	Residential mortgage-backed securities	CRT securities
Due within one year	1.16%	—%	—%	—%
Due after one year through five years	2.70	1.00	—	—
Due after five years through ten years	—	1.21	1.20	5.51
Due after ten years	—	—	2.79	—
Total	2.11%	1.13%	2.78%	5.51%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
U.S. Treasury securities	$—	$—	$636,473	$(14,639)	$636,473	$(14,639)
U.S. government agency securities	—	—	106,592	(18,408)	106,592	(18,408)
Residential mortgage-backed securities	910,999	(19,751)	1,501,340	(292,691)	2,412,339	(312,442)
CRT securities	—	—	11,995	(1,641)	11,995	(1,641)
Total	$910,999	$(19,751)	$2,256,400	$(327,379)	$3,167,399	$(347,130)
December 31, 2022
U.S. Treasury securities	$670,582	$(28,187)	$—	$—	$670,582	$(28,187)
U.S. government agency securities	—	—	102,154	(22,846)	102,154	(22,846)
Residential mortgage-backed securities	261,502	(9,481)	1,569,107	(321,839)	1,830,609	(331,320)
CRT securities	—	—	11,861	(2,852)	11,861	(2,852)
Total	$932,084	$(37,668)	$1,683,122	$(347,537)	$2,615,206	$(385,205)
At December 31, 2023, the Company had 108 available-for-sale debt securities in an unrealized loss position, comprised of 11 U.S. Treasury securities, five U.S. government agency securities, 90 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has, therefore recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At December 31, 2023 and December 31, 2022, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At December 31, 2023, debt securities with carrying values of approximately $1.6 million were pledged to secure certain customer deposits. At December 31, 2022, debt securities with carrying values of approximately $16.1 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Year Ended December 31,
(in thousands)	2023	2022
Net gains/(losses) recognized during the period	$3,571	$(7,876)
Less: Realized net gains/(losses) recognized on securities sold	(393)	714
Unrealized net gains/(losses) recognized on securities still held	$3,964	$(8,590)

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
Loans are summarized by portfolio segment as follows:

(in thousands)	December 31, 2023	December 31, 2022
Loans held for investment(1):
Commercial	$10,410,766	$9,832,676
Mortgage finance	3,978,328	4,090,033
Commercial real estate	5,500,774	4,875,363
Consumer	530,948	552,848
Gross loans held for investment	20,420,816	19,350,920
Unearned income (net of direct origination costs)	(80,258)	(63,580)
Total loans held for investment	20,340,558	19,287,340
Allowance for credit losses on loans	(249,973)	(253,469)
Total loans held for investment, net	$20,090,585	$19,033,871
Loans held for sale:
Mortgage loans, at fair value	$706	$—
Non-mortgage loans, at lower of cost or fair value	43,399	36,357
Total loans held for sale	$44,105	$36,357
(1)    Excludes accrued interest receivable of $118.1 million and $100.4 million at December 31, 2023 and December 31, 2022, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2023
Commercial
(1-7) Pass	$1,546,257	$1,408,672	$279,266	$144,699	$142,301	$157,808	$6,284,464	$16,580	$9,980,047
(8) Special mention	22,148	118,991	35,619	285	823	13,385	40,647	89	231,987
(9) Substandard - accruing	12,477	50,876	9,334	18,547	—	78	38,372	—	129,684
(9+) Non-accrual	9,395	34,229	340	2,085	15,080	7,840	79	—	69,048
Total commercial	$1,590,277	$1,612,768	$324,559	$165,616	$158,204	$179,111	$6,363,562	$16,669	$10,410,766
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
Commercial real estate
(1-7) Pass	$561,801	$1,689,325	$1,042,953	$419,703	$317,480	$559,026	$575,928	$28,175	$5,194,391
(8) Special mention	—	136,801	32,937	24,440	34,181	22,833	7,895	—	259,087
(9) Substandard - accruing	—	2,232	—	—	—	28,573	4,141	—	34,946
(9+) Non-accrual	—	—	12,350	—	—	—	—	—	12,350
Total commercial real estate	$561,801	$1,828,358	$1,088,240	$444,143	$351,661	$610,432	$587,964	$28,175	$5,500,774
Consumer
(1-7) Pass	$31,876	$56,425	$78,096	$47,423	$14,141	$102,691	$199,171	$—	$529,823
(8) Special mention	—	—	—	—	—	—	100	41	141
(9) Substandard - accruing	—	—	—	—	—	984	—	—	984
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$31,876	$56,425	$78,096	$47,423	$14,141	$103,675	$199,271	$41	$530,948
Total	$2,183,954	$3,497,551	$1,490,895	$657,182	$524,006	$893,218	$11,129,125	$44,885	$20,420,816
Gross charge-offs	$8,364	$5,090	$25,578	$—	$15,243	$883	$698	$871	$56,727

(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2022
Commercial
(1-7) Pass	$2,022,950	$678,473	$240,511	$254,985	$322,099	$227,853	$5,694,352	$20,933	$9,462,156
(8) Special mention	9,141	7,740	3,628	37,794	11,998	4,975	95,310	2,250	172,836
(9) Substandard - accruing	18,670	71,147	514	1,666	14,933	6,305	37,407	—	150,642
(9+) Non-accrual	376	512	751	30,392	6,226	2,520	6,265	—	47,042
Total commercial	$2,051,137	$757,872	$245,404	$324,837	$355,256	$241,653	$5,833,334	$23,183	$9,832,676
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$4,090,033	$—	$4,090,033
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$4,090,033	$—	$4,090,033
Commercial real estate
(1-7) Pass	$1,362,160	$958,669	$670,113	$520,970	$263,240	$448,536	$465,834	$43,237	$4,732,759
(8) Special mention	3,494	6,524	46,512	5,295	19,350	4,038	—	—	85,213
(9) Substandard - accruing	7,840	17,850	—	247	11,458	18,733	—	—	56,128
(9+) Non-accrual	—	—	1,081	—	—	182	—	—	1,263
Total commercial real estate	$1,373,494	$983,043	$717,706	$526,512	$294,048	$471,489	$465,834	$43,237	$4,875,363
Consumer
(1-7) Pass	$69,320	$95,470	$57,060	$24,773	$20,055	$89,919	$196,088	$130	$552,815
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	33	—	—	—	—	33
Total Consumer	$69,320	$95,470	$57,060	$24,806	$20,055	$89,919	$196,088	$130	$552,848
Total	$3,493,951	$1,836,385	$1,020,170	$876,155	$669,359	$803,061	$10,585,289	$66,550	$19,350,920

The following table details activity in the allowance for credit losses on loans. The changes made to the Company’s current expected credit loss model, as discussed above and in Note 1 - Operations and Summary of Significant Accounting Policies, resulted in a reallocation of the allowance for credit losses between loan portfolio segments and allowance balances allocated to off-balance sheet financial instruments, the results of which are included in the table below. The changes made result in a higher allocation of losses to off-balance sheet financial instruments. See Note 9 - Financial Instruments with Off-Balance Sheet Risk for information regarding the allowance for credit losses on off-balance sheet financial instruments. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Year Ended December 31, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	31,529	(6,572)	23,057	(583)	47,431
Charge-offs	51,186	—	5,500	41	56,727
Recoveries	5,791	—	4	5	5,800
Net charge-offs (recoveries)	45,395	—	5,496	36	50,927
Ending balance	$171,437	$4,173	$71,829	$2,534	$249,973
Year Ended December 31, 2022
Beginning balance	$154,360	$6,083	$48,247	$3,176	$211,866
Provision for credit losses on loans	50,485	4,662	6,371	(46)	61,472
Charge-offs	23,219	—	350	—	23,569
Recoveries	3,677	—	—	23	3,700
Net charge-offs (recoveries)	19,542	—	350	(23)	19,869
Ending balance	$185,303	$10,745	$54,268	$3,153	$253,469
The Company recorded a $47.4 million provision for credit losses on loans for the year ended December 31, 2023, compared to $61.5 million for the same period of 2022. The $47.4 million provision for credit losses on loans resulted primarily from increases in total loans held for investment, criticized and non-accrual loans and net charge-offs during the year ended December 31, 2023. Net charge-offs of $50.9 million were recorded during the year ended December 31, 2023, compared to net charge-offs of $19.9 million during the same period of 2022. Criticized loans totaled $738.2 million at December 31, 2023 and $513.2 million at December 31, 2022.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At December 31, 2023, the Company had $46.0 million in collateral-dependent commercial loans, collateralized by business assets, and $12.4 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
December 31, 2023
Commercial	$2,642	$9,584	$18,540	$30,766	$69,048	$10,310,952	$10,410,766	$7,773
Mortgage finance	—	—	—	—	—	3,978,328	3,978,328	—
Commercial real estate	679	4,140	—	4,819	12,350	5,483,605	5,500,774	—
Consumer	1,290	—	983	2,273	—	528,675	530,948	—
Total	$4,611	$13,724	$19,523	$37,858	$81,398	$20,301,560	$20,420,816	$7,773
(1)As of December 31, 2023, $358,000 of non-accrual loans were earning interest income on a cash basis compared to $2.2 million as of December 31, 2022. Additionally, $37,000 and $801,000 of interest income was recognized on non-accrual loans for the years ended December 31, 2023 and 2022, respectively. Accrued interest of $3.0 million and $1.6 million was reversed during the years ended December 31, 2023 and December 31, 2022, respectively.
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

The table below details gross loans held for investment as of December 31, 2023 made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023:

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Total Loans Held for Investment
Commercial	$30,873	$733	$5,458	$6,064	$43,128	0.21%
Commercial real estate	—	21,364	—	—	21,364	0.10%
Total	$30,873	$22,097	$5,458	$6,064	$64,492	0.32%
The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023:

	Interest Rate Reduction	Term Extension (in months)	Total Payment Deferrals (in thousands)
Commercial	0.70%	4 to 36	$5,139
Commercial real estate	—%	4 to 6	$—
During the year ended December 31, 2023, commercial loans totaling $6.3 million experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.
The table below provides an age analysis of gross loans held for investment as of December 31, 2023 made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
December 31, 2023
Commercial	$7,617	$—	$11,601	$23,910	$43,128
Commercial real estate	4,141	—	—	17,223	21,364
Total	$11,758	$—	$11,601	$41,133	$64,492
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The following table details the recorded investments of loans restructured during the year ended December 31, 2022.

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Year Ended December 31, 2022
Commercial	—	$—	1	$531	1	$531
Total	—	$—	1	$531	1	$531
As of December 31, 2022, the Company did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2022, $531,000 met the criteria for restructured. These loans had no unfunded commitments at December 31, 2022.

(5) Leases
The following table presents ROU assets and lease liabilities:

	Year Ended December 31,
(in thousands)	2023	2022
ROU assets:
Finance leases	$1,529	$2,865
Operating leases	87,810	79,889
Total	$89,339	$82,754
Lease liabilities
Finance leases	$1,550	$2,877
Operating leases	109,523	103,814
Total	$111,073	$106,691
As of December 31, 2023, operating leases had remaining lease terms of approximately 1 year to 16 years, while finance leases had remaining terms of approximately 1 year.
The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,335	$1,108
Interest on lease liabilities	40	34
Operating lease cost	14,854	23,463
Short-term lease cost	37	19
Variable lease cost	7,168	5,122
Sublease income	—	(18)
Net lease cost	$23,434	$29,728
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$40	$34
Operating cash flows from operating leases	17,203	21,910
Financing cash flows from finance leases	1,327	1,096
ROU assets obtained in exchange for new finance leases	—	3,714
ROU assets obtained in exchange for new operating leases	18,741	57,544
The table below summarizes other information related to operating and finance leases:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term - finance leases, in years	1.2	2.2
Weighted-average remaining lease term - operating leases, in years	12.2	11.5
Weighted-average discount rate - finance leases	1.85%	1.74%
Weighted-average discount rate - operating leases	4.43%	4.16%

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2023:

(in thousands)	Finance Leases	Operating Leases	Total
2024	$1,334	$13,622	$14,956
2025	237	11,027	11,264
2026	—	11,591	11,591
2027	—	11,543	11,543
2028	—	10,708	10,708
2028 and thereafter	—	90,784	90,784
Total lease payments	1,571	149,275	150,846
Less: Interest	(21)	(39,752)	(39,773)
Present value of lease liabilities	$1,550	$109,523	$111,073
As of December 31, 2023, the Company had $133.1 million of future payments for leases, primarily for banking centers and corporate offices, that have not yet commenced. These leases will commence during 2024, with lease terms ranging from 10 to 15 years.
(6) Premises & Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2023	2022
Premises	$39,547	$34,930
Furniture and equipment	63,367	54,581
Total cost	102,914	89,511
Accumulated depreciation	(70,548)	(63,129)
Total premises and equipment, net	$32,366	$26,382
Depreciation and amortization expense for the above premises and equipment was approximately $10.4 million, $9.5 million and $8.1 million in 2023, 2022 and 2021, respectively.
(7) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2023	2022
Non-interest bearing deposits	$7,328,276	$9,618,081
Interest bearing deposits:
Transaction	2,264,055	683,562
Savings	11,000,783	11,042,658
Time	1,778,725	1,512,579
Total interest bearing deposits	15,043,563	13,238,799
Total deposits	$22,371,839	$22,856,880
The scheduled maturities of interest bearing time deposits were as follows at December 31, 2023:

(in thousands)
2024	$1,752,837
2025	24,102
2026	1,075
2027	664
2028	47
2028 and after	—
Total	$1,778,725
At December 31, 2023 and 2022, interest bearing time deposits greater than $250,000 were approximately $376.4 million and $258.4 million, respectively.

(8) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of the Company’s short-term borrowings, all of which mature within one year:

(dollars in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2023
Amount outstanding at year-end	$—	$—	$1,500,000
Interest rate at year-end	—%	—%	5.64%
Average balance outstanding during the year	$—	$25	$1,323,014
Weighted-average interest rate during the year	—%	0.39%	5.34%
Maximum month-end outstanding during the year	$—	$—	$2,100,000
December 31, 2022
Amount outstanding at year-end	$—	$1,142	$1,200,000
Interest rate at year-end	—%	0.25%	4.25%
Average balance outstanding during the year	$30,741	$1,928	$1,797,082
Weighted-average interest rate during the year	1.17%	0.28%	1.60%
Maximum month-end outstanding during the year	$525,000	$2,320	$2,650,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	December 31, 2023	December 31, 2022
FHLB borrowing capacity relating to loans and pledged securities	$2,602,092	$2,621,218
FHLB borrowing capacity relating to unencumbered securities	3,737,615	3,539,297
Total FHLB borrowing capacity(1)	$6,339,707	$6,160,515
Unused federal funds lines available from commercial banks	$1,188,000	$1,479,000
Unused Federal Reserve borrowings capacity	$4,094,801	$3,574,762
Unused revolving line of credit(2)	$100,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2025. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the twelve months ended December 31, 2023 or 2022. The line of credit was reduced to $75.0 million in the first quarter of 2024.
The table below presents a summary of long-term debt:

(in thousands)	December 31, 2023	December 31, 2022
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$199,499	$272,492
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,457	174,196
Company-issued 4.00% fixed rate subordinated notes due 2031	371,785	371,348
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$859,147	$931,442
In the second quarter of 2023, the Company partially paid down $75.0 million of the senior unsecured credit-linked notes in accordance with the term of the notes.
The following table summarizes the significant terms of the Company’s trust preferred subordinated debentures:

(dollars in thousands)	Texas Capital Statutory Trust I	Texas Capital Statutory Trust II	Texas Capital Statutory Trust III	Texas Capital Statutory Trust IV	Texas Capital Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Floating	Floating	Floating
Interest rate on subordinated debentures	3 month SOFR + 3.61%	3 month SOFR + 3.51%	3 month SOFR + 1.77%	3 month SOFR + 1.86%	3 month SOFR + 1.97%
Maturity date	November 2032	April 2033	December 2035	June 2036	December 2036

(9) Financial Instruments with Off-Balance Sheet Risk
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

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Year Ended December 31, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	19,490	6	4,925	148	24,569
Ending balance	$36,040	$6	$10,147	$169	$46,362
Year Ended December 31, 2022
Beginning balance	$15,107	$—	$2,136	$22	$17,265
Provision for off-balance sheet credit losses	1,443	—	3,086	(1)	4,528
Ending balance	$16,550	$—	$5,222	$21	$21,793

(in thousands)				December 31, 2023	December 31, 2022
Commitments to extend credit - period end balance				$9,749,085	$9,673,082
Standby letters of credit - period end balance				595,079	417,896
(10) Regulatory Ratios and Capital
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
Additionally, the Basel III Capital Rules require that the Company maintains a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during 2023 or 2022. In January 2023, the Company completed the full $150.0 million of share repurchases authorized by the Company’s board of directors on April 19, 2022. On January 18, 2023, the Company’s board of directors authorized a new share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock. During the year ended December 31, 2023, the Company repurchased 1,821,532 shares of its common stock for an aggregate price, including excise tax expense, of $105.0 million, at a weighted average price of $57.17 per share. On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock, which is set to expire on January 31, 2025. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2023, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized based on total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of December 31, 2023 and December 31, 2022. The regulatory authorities can apply changes in the classification of assets and such changes may retroactively subject the Company and the Bank to changes in capital ratios. Any such change could reduce one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the Federal Deposit Insurance Corporation (“FDIC”) or could result in regulatory actions that could have a material effect on the Bank’s condition and results of operations.
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

	Actual		Minimum Capital Required(2)		Capital Required to be Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023
CET1
Company	$3,264,609	12.65%	$1,806,644	7.00%	N/A	N/A
Bank	3,599,919	14.01%	1,798,495	7.00%	1,670,031	6.50%
Total capital (to risk-weighted assets)
Company	4,405,575	17.07%	2,709,965	10.50%	2,580,919	10.00%
Bank	3,959,100	15.41%	2,697,742	10.50%	2,569,278	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,674,609	14.24%	2,193,781	8.50%	1,548,552	6.00%
Bank	3,599,919	14.01%	2,183,886	8.50%	2,055,422	8.00%
Tier 1 capital (to average assets)(1)
Company	3,674,609	12.21%	1,204,192	4.00%	N/A	N/A
Bank	3,599,919	12.00%	1,200,091	4.00%	1,500,113	5.00%
December 31, 2022
CET1
Company	$3,180,208	13.00%	$1,712,608	7.00%	N/A	N/A
Bank	3,408,178	13.95%	1,710,056	7.00%	1,587,909	6.50%
Total capital (to risk-weighted assets)
Company	4,331,098	17.70%	2,568,912	10.50%	2,446,583	10.00%
Bank	3,987,720	16.32%	2,565,083	10.50%	2,442,937	10.00%
Tier 1 capital (to risk-weighted assets)
Company	3,590,208	14.67%	2,079,595	8.50%	1,467,950	6.00%
Bank	3,568,178	14.61%	2,076,496	8.50%	1,954,349	8.00%
Tier 1 capital (to average assets)(1)
Company	3,590,208	11.54%	1,244,494	4.00%	N/A	N/A
Bank	3,568,178	11.48%	1,243,232	4.00%	1,554,039	5.00%
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
The Company is required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of transactional deposits; however, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020, therefore the total requirement was zero at both December 31, 2023 and December 31, 2022.
(11) Stock-Based Compensation
The Company has a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. These contributions were approximately $15.2 million, $13.3 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
The Company also offers a non-qualified deferred compensation plan for executives and key members of management in order to assist in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows the Company to make discretionary contributions on behalf of a participant as well as matching contributions. The Company did not make any matching contributions in 2023 or 2022, compared to $274,000 in 2021. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. Salary deferrals are recorded as salaries and employee benefits expense on the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
The Company has an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2023, 2022 and 2021, 210,558, 184,263 and 164,033 shares, respectively, had been purchased on behalf of employees under the ESPP.
The Company has stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements and may be settled in shares of common stock or paid in cash. Under the plans, the Company may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance awards or any combination thereof to employees and non-employee directors. A total of 1,400,000 shares are authorized for grant under the current plan. Total shares remaining available for grant under the current plan at December 31, 2023 were 861,366.
A summary of the Company’s SAR activity and related information is as follows. Grants of SARs include time-based vesting conditions that generally vest ratably over a period of five years.

	December 31, 2023		December 31, 2022		December 31, 2021
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	3,000	$44.20	12,400	$43.48
Exercised	—	—	(3,000)	44.20	(9,400)	43.24
Outstanding at year-end	—	$—	—	$—	3,000	$44.20
Vested and exercisable at year-end	—	$—	—	$—	3,000	$44.20
Weighted average remaining contractual life of vested (in years)		0.00		0.00		1.66
Weighted average remaining contractual life of outstanding (in years)		0.00		0.00		1.66
Compensation expense	$—		$—		$—
Unrecognized compensation expense	$—		$—		$—
Intrinsic value of exercised	$—		$64,000		$302,000
A summary of the Company’s RSU activity and related information is as follows. Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of three to five years. Additionally, from time to time, grants of RSUs with both time-based and performance-based vesting conditions are made that generally vest at the end of a three or four year period.

	December 31, 2023		December 31, 2022		December 31, 2021
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,155,652	$61.12	1,206,862	$56.06	955,594	$48.76
Granted	405,434	68.63	453,323	68.15	677,472	66.31
Vested	(355,046)	50.79	(308,771)	54.51	(187,530)	58.82
Forfeited	(124,361)	66.98	(195,762)	58.42	(238,674)	53.76
Outstanding at year-end	1,081,679	$66.91	1,155,652	$61.12	1,206,862	$56.06
Compensation expense	$24,200,000		$21,246,000		$30,060,000
Unrecognized compensation expense	$28,585,000		$32,148,000		$32,525,000
Weighted average years over which unrecognized compensation expense is expected to be recognized		1.89		2.31		2.79
Fair value of shares vested during the year	$18,117,000		$16,835,000		$11,030,000
Intrinsic value of shares vested during the year	$20,125,000		$18,640,000		$12,870,000
The Company may make grants of restricted common stock to various non-employee directors as to which restrictions lapse ratably over a period of three years. No grants of restricted stock were made during 2023, 2022 or 2021 and no compensation expense was recorded during 2023 or 2022, compared to compensation expense of $1,000 for the year ended December 31, 2021. As of December 31, 2023, there were no remaining restrictions on any grants of restricted common stock.
Total compensation cost for grants of stock-settled units was $24.2 million, $21.2 million and $30.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company did not have cash-settled RSUs outstanding at December 31, 2023. No grants of cash-settled RSUs were made in 2023, 2022 or 2021. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end. No compensation expense for cash-settled units was recorded for the year ended December 31, 2023, compared to $186,000 and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
(12) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$69,350	$109,370	$97,608
State	5,888	7,302	6,761
Total	75,238	116,672	104,369
Deferred:
Federal	(16,540)	(16,178)	(19,020)
State	(1,244)	(1,217)	(1,233)
Total	(17,784)	(17,395)	(20,253)
Total expense:
Federal	52,810	93,192	78,588
State	4,644	6,085	5,528
Total	$57,454	$99,277	$84,116

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense and effective tax rate is as follows:

	Year ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. statutory rate	$51,785	21%	$90,669	21%	$70,992	21%
State taxes	2,938	1%	6,822	2%	4,108	1%
Tax-exempt income	(350)	—%	(1,061)	—%	(1,855)	(1)%
Tax credits	(855)	—%	(128)	—%	(179)	—%
Disallowed FDIC	1,863	1%	1,491	—%	2,936	1%
Disallowed compensation	1,176	—%	2,771	1%	6,377	2%
Other	897	—%	(1,287)	(1)%	1,737	1%
Total	$57,454	23%	$99,277	23%	$84,116	25%
At December 31, 2023, 2022 and 2021, the Company had unrecognized tax benefits of $1.0 million, $889,000 and $722,000, respectively.
The Company is no longer subject to U.S. federal income tax examinations for years before 2020 or state and local income tax examinations for years before 2019.
The table below summarizes significant components of deferred tax assets and liabilities utilizing the federal corporate income tax rate of 21%. Management believes it is more likely than not that all of the deferred tax assets will be realized.

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$66,913	$62,154
Lease liabilities	25,080	24,091
Loan origination fees	14,928	14,385
Stock compensation	6,216	5,031
Non-accrual interest	1,672	1,132
Non-qualified deferred compensation	4,603	4,782
Net unrealized losses in AOCI	96,229	111,365
Other	15,079	4,678
Total deferred tax assets	230,720	227,618
Deferred tax liabilities:
Loan origination costs	(1,551)	(3,217)
Leases	(9,741)	(12,863)
Lease ROU assets	(21,225)	(19,807)
Depreciation	(12,414)	(9,034)
Other	(728)	(284)
Total deferred tax liabilities	(45,659)	(45,205)
Net deferred tax asset	$185,061	$182,413
(13) Fair Value Disclosures
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$636,473	$—	$—
U.S. government agency securities	—	106,592	—
Residential mortgage-backed securities	—	2,470,832	—
CRT securities	—	—	11,995
Equity securities(1)(2)	40,661	11,164	—
Mortgage loans held for sale(3)	—	706	—
Loans held for investment(4)	—	—	38,341
Derivative assets(5)	—	32,944	—
Securities sold not yet purchased(6)	10,602	—	—
Derivative liabilities(5)	—	70,917	—
Non-qualified deferred compensation plan liabilities(7)	20,387	—	—
December 31, 2022
Available-for-sale debt securities:(1)
U.S. Treasury securities	$670,582	$—	$—
U.S. government agency securities	—	102,154	—
Residential mortgage-backed securities	—	1,831,047	—
CRT securities	—	—	11,861
Equity securities(1)(2)	22,879	11,077	—
Derivative assets(5)	—	13,504	—
Derivative liabilities(5)	—	91,758	—
Non-qualified deferred compensation plan liabilities(7)	21,177	—	—
(1)Investment securities are measured at fair value on a recurring basis, generally monthly.
(2)Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds.
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
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year Ended December 31, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$(1,077)	$—	$1,211	$11,995
Year Ended December 31, 2022
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$180,033	$—	$(170,626)	$—	$(9,407)	$—
CRT securities	11,846	—	—	—	15	11,861
Loans held for sale(2)	7,658	1,569	(8,132)	(1,095)	—	—
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

CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2023, the discount rates utilized ranged from 5.55% to 8.40% and the weighted-average life ranged from 5.16 years to 7.67 years. On a combined amortized cost weighted-average basis a discount rate of 6.57% and a weighted-average life of 6.06 years were utilized to determine the fair value of these securities at December 31, 2023. At December 31, 2022, the combined weighted-average discount rate and weighted-average life utilized were 8.24% and 6.26 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $38.3 million fair value of loans held for investment at December 31, 2023 reported above includes impaired loans with a carrying value of $58.3 million that were reduced by specific allowance allocations totaling $20.0 million based on collateral valuations utilizing Level 3 inputs. There were no collateral-dependent loans held for investment reported at fair value at December 31, 2022.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$3,242,850	$3,242,850	$3,242,850	$—	$—
Available-for-sale debt securities	3,225,892	3,225,892	636,473	2,577,424	11,995
Held-to-maturity debt securities	865,477	763,844	—	763,844	—
Equity securities	51,825	51,825	40,661	11,164	—
Loans held for sale	44,105	44,105	15,000	29,105	—
Loans held for investment, net	20,090,585	20,050,974	—	—	20,050,974
Derivative assets	32,944	32,944	—	32,944	—
Financial liabilities:
Total deposits	22,371,839	22,379,452	—	—	22,379,452
Short-term borrowings	1,500,000	1,500,000	—	1,500,000	—
Long-term debt	859,147	801,309	—	801,309	—
Securities sold not yet purchased	10,602	10,602	10,602	—	—
Derivative liabilities	70,917	70,917	—	70,917	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$5,012,260	$5,012,260	$5,012,260	$—	$—
Available-for-sale debt securities	2,615,644	2,615,644	670,582	1,933,201	11,861
Held-to-maturity debt securities	935,514	816,914	—	816,914	—
Equity securities	33,956	33,956	22,879	11,077	—
Loans held for sale	36,357	36,357	—	—	36,357
Loans held for investment, net	19,033,871	18,969,922	—	—	18,969,922
Derivative assets	13,504	13,504	—	13,504	—
Financial liabilities:
Total deposits	22,856,880	22,857,949	—	—	22,857,949
Short-term borrowings	1,201,142	1,201,142	—	1,201,142	—
Long-term debt	931,442	881,716	—	881,716	—
Derivative liabilities	91,758	91,758	—	91,758	—

(14) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	December 31, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,850,000	$668	$57,961	$3,000,000	$—	$86,378
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	4,824	52	31	—	—	—
Interest rate contracts:
Swaps	5,673,822	65,247	69,863	4,396,367	83,529	83,529
Caps and floors written	637,971	1,654	2,228	220,142	—	2,583
Caps and floors purchased	637,971	2,228	1,654	220,142	2,583	—
Forward contracts	8,665,675	39,123	38,570	1,569,326	4,431	4,053
Gross derivatives		108,972	170,307		90,543	176,543
Netting adjustment - offsetting derivative assets/liabilities		(37,346)	(37,346)		(5,164)	(5,164)
Netting adjustment - cash collateral received/posted		(38,682)	(62,044)		(71,875)	(79,621)
Net derivatives included on the consolidated balance sheets		$32,944	$70,917		$13,504	$91,758
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $32.9 million at December 31, 2023 and approximately $13.5 million at December 31, 2022. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At December 31, 2023, the Company had $119.0 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $42.3 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2022, were $89.2 million in cash collateral pledged to counterparties and $72.5 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 14 risk participation agreements where it acts as a participant bank with a notional amount of $230.7 million at December 31, 2023, compared to 19 risk participation agreements with a notional amount of $291.2 million at December 31, 2022. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $4.5 million at December 31, 2023 and $8.9 million at December 31, 2022. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2023 and December 31, 2022. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 15 risk participation agreements where the Company acts as the lead bank having a notional amount of $204.8 million at December 31, 2023, compared to 18 agreements having a notional amount of $222.0 million at December 31, 2022.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the year ended December 31, 2023, the Company recorded $34.8 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $60.9 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $53.1 million related to active and terminated hedges will be reclassified from AOCI as a decrease to interest income. As of December 31, 2023, the maximum length of time over which forecasted transactions are hedged is 2.17.

(15) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Year Ended December 31, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	(34,778)	38,612	—	3,834
Amounts reclassified into net income	60,911	—	7,330	68,241
Total other comprehensive income/(loss)	26,133	38,612	7,330	72,075
Income tax expense/(benefit)	5,488	8,109	1,539	15,136
Total other comprehensive income/(loss), net of tax	20,645	30,503	5,791	56,939
Ending balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Year Ended December 31, 2022
Beginning balance	$—	$(47,715)	$—	$(47,715)
Change in unrealized gain/(loss)	(85,846)	(324,803)	(69,165)	(479,814)
Amounts reclassified into net income	1,803	—	8,102	9,905
Total other comprehensive income/(loss)	(84,043)	(324,803)	(61,063)	(469,909)
Income tax expense/(benefit)	(17,649)	(68,209)	(12,823)	(98,681)
Total other comprehensive income/(loss), net of tax	(66,394)	(256,594)	(48,240)	(371,228)
Ending balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
(16) Related Party Transactions
During 2023 and 2022, the Company had transactions with its directors, executive officers and their affiliates and its employees. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions, all made on the same terms as the then prevailing market and credit terms extended to other customers. The Bank had approximately $35.8 million in deposits from related parties, including directors, stockholders and their affiliates at December 31, 2023 and $23.1 million at December 31, 2022.
(17) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. are as follows:
Balance Sheet

	December 31,
(in thousands)	2023	2022
Assets
Cash and cash equivalents	$301,672	$245,777
Investment securities	18,845	—
Investment in subsidiaries	3,306,095	3,183,767
Other assets	55,949	93,395
Total assets	$3,682,561	$3,522,939
Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$23,695	$6,754
Long-term debt	485,191	484,754
Total liabilities	508,886	491,508
Stockholders’ Equity:
Preferred stock	300,000	300,000
Common stock	511	509
Additional paid-in capital	1,045,576	1,025,593
Retained earnings	2,409,926	2,239,582
Treasury stock	(220,334)	(115,310)
Accumulated other comprehensive income/(loss)	(362,004)	(418,943)
Total stockholders’ equity	3,173,675	3,031,431
Total liabilities and stockholders’ equity	$3,682,561	$3,522,939

Statement of Income

	Year ended December 31,
(in thousands)	2023	2022	2021
Interest on notes receivable	$2,167	$3,250	$3,404
Dividend income	7,671	10,529	10,472
Other income	(94)	9	5
Total income	9,744	13,788	13,881
Interest expense	23,714	19,721	15,946
Salaries and benefits	835	782	720
Legal and professional	1,504	1,583	1,803
Other non-interest expense	1,823	1,636	4,375
Total expense	27,876	23,722	22,844
Loss before income taxes and equity in undistributed income of subsidiary	(18,132)	(9,934)	(8,963)
Income tax benefit	(4,537)	(2,282)	(2,179)
Loss before equity in undistributed income of subsidiary	(13,595)	(7,652)	(6,784)
Equity in undistributed income of subsidiary	201,189	337,946	258,539
Net income	187,594	330,294	251,755
Preferred stock dividends	17,250	17,250	18,721
Net income available to common stockholders	$170,344	$313,044	$233,034
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2023	2022	2021
Operating Activities
Net income	$187,594	$330,294	$251,755
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiary	(201,189)	(337,946)	(258,539)
Amortization expense	437	438	2,469
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	36,938	(2,095)	(1,750)
Accrued interest payable and other liabilities	16,941	3,086	2,348
Net cash used in operating activities	40,721	(6,223)	(3,717)
Investing Activities
Sales/(purchases) of equity securities, net	(18,337)	—	—
Net decrease in loans held for investment	—	—	7,500
Repayments of investments in/(advances to) subsidiaries	160,000	(50,000)	—
Net cash provided by/(used in) investing activities	141,663	(50,000)	7,500
Financing Activities
Issuance of stock related to stock-based awards	(4,215)	(4,209)	(3,121)
Net proceeds from issuance of preferred stock	—	—	289,723
Redemption of preferred stock	—	—	(150,000)
Preferred stock dividends paid	(17,250)	(17,250)	(18,721)
Repurchase of common stock	(105,024)	(115,302)	—
Redemption of long-term debt	—	—	(111,000)
Net proceeds from Issuance of long-term debt	—	—	370,625
Net cash provided by/(used in) financing activities	(126,489)	(136,761)	377,506
Net increase/(decrease) in cash and cash equivalents	55,895	(192,984)	381,289
Cash and cash equivalents at beginning of year	245,777	438,761	57,472
Cash and cash equivalents at end of year	$301,672	$245,777	$438,761

(18) New Accounting Standards
ASU 2023-06 “Disclosure Improvements” (“ASU 2023-06”) amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 was issued in response to the SEC’s initiative to update and simplify disclosure requirements. The SEC identified 27 disclosure requirements that were incremental to those in the Codification and referred them to the FASB for potential incorporation into U.S. GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations as the FASB incorporated them into the relevant Codification subtopics. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the Codification. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 2023-06 is not expected to have a significant impact on our financial statements.
ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” (“ASU 2023-07”) amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and is not expected to have a significant impact on our financial statements.
ASU 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”) enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that the Company files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and other comprehensive income/(loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
February 13, 2024

ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 16, 2024, which proxy materials will be filed with the SEC no later than March 7, 2024.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 16, 2024, which proxy materials will be filed with the SEC no later than March 7, 2024.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 16, 2024, which proxy materials will be filed with the SEC no later than March 7, 2024.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 16, 2024, which proxy materials will be filed with the SEC no later than March 7, 2024.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in the definitive proxy materials regarding the annual meeting of stockholders to be held April 16, 2024, which proxy materials will be filed with the SEC no later than March 7, 2024.
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
3.7
Certificate of Designation of 5.75% Non-Cumulative Perpetual Preferred Stock, Series B, which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2021

4.1
Description of Capital Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 and is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 19, 2022

4.2
Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 4, 2002

4.3
Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 4, 2002

4.4
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8- K dated December 4, 2002

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

10.4
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

10.6
Form of 2020 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated February 9, 2021+

10.7
Form of 2021 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated February 9, 2022+

10.8
Form of 2022 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.9
Form of 2022 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.10
Form of 2023 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 20, 2023+

10.11
Form of 2023 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated April 20, 2023+

10.12	Key Executive Severance Policy, which is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 9, 2022+
10.13	Key Executive Change-in-Control Severance Policy, which is incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated February 9, 2022+

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 13, 2024	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ ROB C. HOLMES
Rob C. Holmes President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2024	/S/ ROBERT W. STALLINGS
Robert W. Stallings Chairman of the Board and Director

Date:	February 13, 2024	/S/ J. MATTHEW SCURLOCK
J. Matthew Scurlock Chief Financial Officer (principal financial officer)

Date:	February 13, 2024	/S/ ELLEN E. DETRICH

Ellen E. Detrich Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 13, 2024	/S/ PAOLA M. ARBOUR
Paola M. Arbour Director

Date:	February 13, 2024	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 13, 2024	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 13, 2024	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 13, 2024	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 13, 2024	/S/ THOMAS E. LONG
Thomas E. Long Director

Date:	February 13, 2024	/S/ ELYSIA HOLT RAGUSA
Elysia Holt Ragusa Director

Date:	February 13, 2024	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 13, 2024	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 13, 2024	/S/ LAURA L. WHITLEY
Laura L. Whitley Director