Form 10-Q
period 2024-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2024-04-18
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On April 17, 2024, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 46,653,108

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$167,985	$200,493
Interest bearing cash and cash equivalents	3,148,157	3,042,357
Available-for-sale debt securities	3,491,510	3,225,892
Held-to-maturity debt securities	849,283	865,477
Equity securities	73,487	51,825
Investment securities	4,414,280	4,143,194
Loans held for sale	37,750	44,105
Loans held for investment, mortgage finance	4,153,313	3,978,328
Loans held for investment	16,677,691	16,362,230
Less: Allowance for credit losses on loans	263,962	249,973
Loans held for investment, net	20,567,042	20,090,585
Premises and equipment, net	49,899	32,366
Accrued interest receivable and other assets	793,976	801,670
Goodwill and intangibles, net	1,496	1,496
Total assets	$29,180,585	$28,356,266
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$8,478,215	$7,328,276
Interest bearing deposits	15,475,822	15,043,563
Total deposits	23,954,037	22,371,839
Accrued interest payable	32,352	33,234
Other liabilities	413,711	392,904
Short-term borrowings	750,000	1,500,000
Long-term debt	859,823	859,147
Total liabilities	26,009,923	25,157,124
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at March 31, 2024 and December 31, 2023	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,420,680 and 51,142,979 at March 31, 2024 and December 31, 2023, respectively	514	511
Additional paid-in capital	1,044,669	1,045,576
Retained earnings	2,457,222	2,435,393
Treasury stock - 4,434,405 and 3,905,067 shares at cost at March 31, 2024 and December 31, 2023, respectively	(251,857)	(220,334)
Accumulated other comprehensive loss, net of taxes	(379,886)	(362,004)
Total stockholders’ equity	3,170,662	3,199,142
Total liabilities and stockholders’ equity	$29,180,585	$28,356,266
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(in thousands except per share data)	2024	2023
Interest income
Interest and fees on loans	$330,879	$297,438
Investment securities	32,144	25,292
Interest bearing cash and cash equivalents	54,355	62,436
Total interest income	417,378	385,166
Interest expense
Deposits	175,600	120,094
Short-term borrowings	12,783	14,744
Long-term debt	13,986	14,983
Total interest expense	202,369	149,821
Net interest income	215,009	235,345
Provision for credit losses	19,000	28,000
Net interest income after provision for credit losses	196,009	207,345
Non-interest income
Service charges on deposit accounts	6,339	5,022
Wealth management and trust fee income	3,567	3,429
Brokered loan fees	1,911	1,895
Investment banking and advisory fees	18,424	14,564
Trading income	4,712	4,204
Other	6,366	8,289
Total non-interest income	41,319	37,403
Non-interest expense
Salaries and benefits	128,727	128,670
Occupancy expense	9,737	9,619
Marketing	6,036	9,044
Legal and professional	16,195	14,514
Communications and technology	21,114	17,523
Federal Deposit Insurance Corporation insurance assessment	8,421	2,170
Other	12,163	12,487
Total non-interest expense	202,393	194,027
Income before income taxes	34,935	50,721
Income tax expense	8,793	12,060
Net income	26,142	38,661
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$21,829	$34,348
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$(42,343)	$42,953
Amounts reclassified into net income	19,708	12,973
Other comprehensive income/(loss)	(22,635)	55,926
Income tax expense/(benefit)	(4,753)	11,745
Other comprehensive income/(loss), net of tax	(17,882)	44,181
Comprehensive income	$8,260	$82,842
Basic earnings per common share	$0.46	$0.71
Diluted earnings per common share	$0.46	$0.70
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2022 (audited)	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income:
Net income	—	—	—	—	—	38,661	—	—	—	38,661
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	44,181	44,181
Total comprehensive income										82,842
Stock-based compensation expense recognized in earnings	—	—	—	—	8,438	—	—	—	—	8,438
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	80,008	—	(2,126)	—	—	—	—	(2,126)
Repurchase of common stock	—	—	—	—	—	—	(1,011,909)	(60,218)	—	(60,218)
Balance at March 31, 2023	300,000	$300,000	50,947,306	$509	$1,031,905	$2,297,850	(3,095,444)	$(175,528)	$(374,762)	$3,079,974

Balance at December 31, 2023 (audited)	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income:
Net income	—	—	—	—	—	26,142	—	—	—	26,142
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(17,882)	(17,882)
Total comprehensive income										8,260
Stock-based compensation expense recognized in earnings	—	—	—	—	8,026	—	—	—	—	8,026
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	277,701	3	(8,933)	—	—	—	—	(8,930)
Repurchase of common stock	—	—	—	—	—	—	(529,338)	(31,523)	—	(31,523)
Balance at March 31, 2024	300,000	$300,000	51,420,680	$514	$1,044,669	$2,457,222	(4,434,405)	$(251,857)	$(379,886)	$3,170,662
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities
Net income	$26,142	$38,661
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	19,000	28,000
Depreciation and amortization	10,906	8,683
Net gain recognized on investment securities	(4,034)	(1,734)
Stock-based compensation expense	8,534	8,438
Proceeds from sales and repayments of loans held for sale	15,605	8,749
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	48,253	(28,286)
Accrued interest payable and other liabilities	(28,586)	(44,308)
Net cash provided by operating activities	95,820	18,203
Investing activities
Purchases of available-for-sale debt securities	(596,610)	(849,391)
Proceeds from sales of available-for-sale debt securities	—	56,923
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	317,717	45,716
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	17,064	17,489
Sales/(purchases) of equity securities, net	(17,628)	2,487
Originations of loans held for investment, mortgage finance	(16,389,564)	(14,897,110)
Proceeds from pay-offs of loans held for investment, mortgage finance	16,214,579	14,926,573
Net increase in loans held for investment, excluding mortgage finance loans	(335,475)	(837,100)
Purchase of premises and equipment, net	(20,043)	(1,363)
Net cash used in investing activities	(809,960)	(1,535,776)
Financing activities
Net increase/(decrease) in deposits	1,582,198	(677,183)
Issuance of stock related to stock-based awards	(8,930)	(2,126)
Preferred dividends paid	(4,313)	(4,313)
Repurchase of common stock	(31,523)	(60,218)
Net increase/(decrease) in short-term borrowings	(750,000)	898,858
Net cash provided by financing activities	787,432	155,018
Net increase/(decrease) in cash and cash equivalents	73,292	(1,362,555)
Cash and cash equivalents at beginning of period	3,242,850	5,012,260
Cash and cash equivalents at end of period	$3,316,142	$3,649,705
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$267,955	$142,623
Cash paid/(refunded) during the period for income taxes	(909)	451
Transfers of loans from held for investment to held for sale	9,250	—
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
The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made present a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements and the notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements do not include all of the information and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands except share and per share data)	2024	2023
Numerator:
Net income	$26,142	$38,661
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$21,829	$34,348
Denominator:
Basic earnings per common share—weighted average common shares	47,278,681	48,264,121
Effect of dilutive outstanding stock-settled awards	432,511	616,604
Dilutive earnings per common share—weighted average diluted common shares	47,711,192	48,880,725
Basic earnings per common share	$0.46	$0.71
Diluted earnings per common share	$0.46	$0.70
Anti-dilutive outstanding stock-settled awards	127,145	252,308

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$401,652	$—	$(16,099)	$385,553
U.S. government agency securities	125,000	—	(19,230)	105,770
Residential mortgage-backed securities	3,312,491	6,977	(331,542)	2,987,926
CRT securities	13,427	—	(1,166)	12,261
Total available-for-sale debt securities	3,852,570	6,977	(368,037)	3,491,510
Held-to-maturity debt securities:
Residential mortgage-backed securities	849,283	—	(112,172)	737,111
Total held-to-maturity debt securities	849,283	—	(112,172)	737,111
Equity securities				73,487
Total investment securities(2)				$4,414,280
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$651,112	$—	$(14,639)	$636,473
U.S. government agency securities	125,000	—	(18,408)	106,592
Residential mortgage-backed securities	2,782,734	540	(312,442)	2,470,832
CRT securities	13,636	—	(1,641)	11,995
Total available-for-sale debt securities	3,572,482	540	(347,130)	3,225,892
Held-to-maturity securities:
Residential mortgage-backed securities	865,477	—	(101,633)	763,844
Total held-to-maturity securities	865,477	—	(101,633)	763,844
Equity securities				51,825
Total investment securities(2)				$4,143,194
(1)    Excludes accrued interest receivable of $10.4 million and $9.5 million at March 31, 2024 and December 31, 2023, respectively, related to available-for-sale debt securities and $1.4 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
The Company did not sell any available-for-sale debt securities in the first quarter of 2024. In the first quarter of 2023, the Company sold U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of March 31, 2024, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	451,652	429,431	—	—
Due after five years through ten years	105,716	88,977	—	—
Due after ten years	3,295,202	2,973,102	849,283	737,111
Total	$3,852,570	$3,491,510	$849,283	$737,111

The table below presents the weighted average yields for the Company’s available-for-sale debt securities for the three months ended March 31, 2024. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% tax rate, where applicable.

	U.S. Treasury securities	U.S. government agency securities	Residential mortgage-backed securities	CRT securities
Due within one year	—%	—%	—%	—%
Due after one year through five years	2.71	1.00	—	—
Due after five years through ten years	—	1.21	1.23	5.45
Due after ten years	—	—	3.32	—
Total	2.71%	1.13%	3.31%	5.45%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
U.S. Treasury securities	$—	$—	$385,553	$(16,099)	$385,553	$(16,099)
U.S. government agency securities	—	—	105,771	(19,230)	105,771	(19,230)
Residential mortgage-backed securities	395,176	(4,230)	2,291,560	(327,312)	2,686,736	(331,542)
CRT securities	—	—	12,261	(1,166)	12,261	(1,166)
Total	$395,176	$(4,230)	$2,795,145	$(363,807)	$3,190,321	$(368,037)
December 31, 2023
U.S. Treasury securities	$—	$—	$636,473	$(14,639)	$636,473	$(14,639)
U.S. government agency securities	—	—	106,592	(18,408)	106,592	(18,408)
Residential mortgage-backed securities	910,999	(19,751)	1,501,340	(292,691)	2,412,339	(312,442)
CRT securities	—	—	11,995	(1,641)	11,995	(1,641)
Total	$910,999	$(19,751)	$2,256,400	$(327,379)	$3,167,399	$(347,130)
At March 31, 2024, the Company had 112 available-for-sale debt securities in an unrealized loss position, comprised of 10 U.S. Treasury securities, five U.S. government agency securities, 95 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/(loss), net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At March 31, 2024 and December 31, 2023, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At March 31, 2024 and December 31, 2023, debt securities with carrying values of approximately $1.5 million and $1.6 million, respectively, were pledged to secure certain customer deposits.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net gains/(losses) recognized during the period	$4,034	$1,245
Less: Realized net gains/(losses) recognized on securities sold	312	(596)
Unrealized net gains/(losses) recognized on securities still held	$3,722	$1,841

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	March 31, 2024	December 31, 2023
Loans held for investment(1):
Commercial	$10,383,184	$10,410,766
Mortgage finance	4,153,313	3,978,328
Commercial real estate	5,822,461	5,500,774
Consumer	549,963	530,948
Gross loans held for investment	20,908,921	20,420,816
Unearned income (net of direct origination costs)	(77,917)	(80,258)
Total loans held for investment	20,831,004	20,340,558
Allowance for credit losses on loans	(263,962)	(249,973)
Total loans held for investment, net	$20,567,042	$20,090,585
Loans held for sale:
Mortgage loans, at fair value	$700	$706
Non-mortgage loans, at lower of cost or fair value	37,050	43,399
Total loans held for sale	$37,750	$44,105
(1)    Excludes accrued interest receivable of $114.0 million and $118.1 million at March 31, 2024 and December 31, 2023, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2024
Commercial
(1-7) Pass	$259,505	$1,520,538	$1,318,364	$273,069	$121,851	$279,527	$6,133,867	$15,177	$9,921,898
(8) Special mention	—	41,444	89,022	33,634	274	8,444	72,605	—	245,423
(9) Substandard - accruing	—	21,802	48,945	16,246	17,859	3,478	27,017	—	135,347
(9+) Non-accrual	—	12,835	3,204	—	1,891	23,159	39,427	—	80,516
Total commercial	$259,505	$1,596,619	$1,459,535	$322,949	$141,875	$314,608	$6,272,916	$15,177	$10,383,184
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$4,153,313	$—	$4,153,313
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$4,153,313	$—	$4,153,313
Commercial real estate
(1-7) Pass	$25,635	$783,034	$1,765,387	$1,104,942	$462,880	$996,932	$261,278	$25,810	$5,425,898
(8) Special mention	—	1,019	240,303	268	24,416	72,393	—	—	338,399
(9) Substandard - accruing	—	—	12,545	17,127	—	17,143	—	—	46,815
(9+) Non-accrual	—	—	—	—	—	11,349	—	—	11,349
Total commercial real estate	$25,635	$784,053	$2,018,235	$1,122,337	$487,296	$1,097,817	$261,278	$25,810	$5,822,461
Consumer
(1-7) Pass	$15,677	$28,709	$53,989	$77,692	$45,897	$113,642	$212,667	$—	$548,273
(8) Special mention	—	—	—	—	689	—	—	17	706
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	984	—	—	984
Total consumer	$15,677	$28,709	$53,989	$77,692	$46,586	$114,626	$212,667	$17	$549,963
Total	$300,817	$2,409,381	$3,531,759	$1,522,978	$675,757	$1,527,051	$10,900,174	$41,004	$20,908,921
Gross charge-offs	$—	$6,731	$311	$3,512	$—	$232	$83	$—	$10,869

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2023
Commercial
(1-7) Pass	$1,546,257	$1,408,672	$279,266	$144,699	$142,301	$157,808	$6,284,464	$16,580	$9,980,047
(8) Special mention	22,148	118,991	35,619	285	823	13,385	40,647	89	231,987
(9) Substandard - accruing	12,477	50,876	9,334	18,547	—	78	38,372	—	129,684
(9+) Non-accrual	9,395	34,229	340	2,085	15,080	7,840	79	—	69,048
Total commercial	$1,590,277	$1,612,768	$324,559	$165,616	$158,204	$179,111	$6,363,562	$16,669	$10,410,766
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
Commercial real estate
(1-7) Pass	$561,801	$1,689,325	$1,042,953	$419,703	$317,480	$559,026	$575,928	$28,175	$5,194,391
(8) Special mention	—	136,801	32,937	24,440	34,181	22,833	7,895	—	259,087
(9) Substandard - accruing	—	2,232	—	—	—	28,573	4,141	—	34,946
(9+) Non-accrual	—	—	12,350	—	—	—	—	—	12,350
Total commercial real estate	$561,801	$1,828,358	$1,088,240	$444,143	$351,661	$610,432	$587,964	$28,175	$5,500,774
Consumer
(1-7) Pass	$31,876	$56,425	$78,096	$47,423	$14,141	$102,691	$199,171	$—	$529,823
(8) Special mention	—	—	—	—	—	—	100	41	141
(9) Substandard - accruing	—	—	—	—	—	984	—	—	984
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$31,876	$56,425	$78,096	$47,423	$14,141	$103,675	$199,271	$41	$530,948
Total	$2,183,954	$3,497,551	$1,490,895	$657,182	$524,006	$893,218	$11,129,125	$44,885	$20,420,816
Gross charge-offs	$8,364	$5,090	$25,578	$—	$15,243	$883	$698	$871	$56,727

The following table details activity in the allowance for credit losses on loans. As discussed in Note 1 - Operations and Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K, in the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model which resulted in adjustments being made to the Company’s portfolio segments. As a result, prior period balances in the table below have been reclassified to conform to the current period presentation of portfolio segments. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Three Months Ended March 31, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Provision for credit losses on loans	19,976	1,825	2,786	166	24,753
Charge-offs	7,544	—	3,325	—	10,869
Recoveries	105	—	—	—	105
Net charge-offs (recoveries)	7,439	—	3,325	—	10,764
Ending balance	$183,974	$5,998	$71,290	$2,700	$263,962
Three Months Ended March 31, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	34,380	(3,345)	(3,810)	144	27,369
Charge-offs	20,732	—	—	—	20,732
Recoveries	819	—	—	3	822
Net charge-offs (recoveries)	19,913	—	—	(3)	19,910
Ending balance	$199,770	$7,400	$50,458	$3,300	$260,928
The Company recorded a $24.8 million provision for credit losses on loans for the three months ended March 31, 2024, compared to $27.4 million for the same period of 2023. The $24.8 million provision for credit losses on loans resulted primarily from increases in criticized and non-accrual loans, growth in loans held for investment and $10.8 million in net charge-offs recorded during the three months ended March 31, 2024. Net charge-offs of $10.8 million were recorded during the three months ended March 31, 2024, compared to net charge-offs of $19.9 million during the same period of 2023. Criticized loans totaled $859.5 million at March 31, 2024, compared to $738.2 million at December 31, 2023.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2024, the Company had $47.1 million in collateral-dependent commercial loans, collateralized by business assets, $11.3 million in collateral-dependent commercial real estate loans, collateralized by real estate, and $1.0 million in collateral-dependent consumer loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
March 31, 2024
Commercial	$3,340	$759	$3,406	$7,505	$80,516	$10,295,163	$10,383,184	$14,889
Mortgage finance	—	—	—	—	—	4,153,313	4,153,313	—
Commercial real estate	—	—	268	268	11,349	5,810,844	5,822,461	—
Consumer	689	—	—	689	984	548,290	549,963	984
Total	$4,029	$759	$3,674	$8,462	$92,849	$20,807,610	$20,908,921	$15,873
(1)As of March 31, 2024, $1.3 million of non-accrual loans were earning interest income on a cash basis compared to $358,000 as of December 31, 2023. Additionally, $18,000 of interest income was recognized on non-accrual loans for the three months ended March 31, 2024 compared to none for the same period in 2023, respectively. Accrued interest of $487,000 and $1.5 million was reversed during the three months ended March 31, 2024 and March 31, 2023, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment as of March 31, 2024 and March 31, 2023 made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and March 31, 2023 by type of modification granted and the financial effect of those modifications:

							Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended March 31, 2024
Commercial	$11,575	$300	$—	$—	$11,875	0.06%	—%	12	$3,650
Total	$11,575	$300	$—	$—	$11,875	0.06%
Three Months Ended March 31, 2023
Commercial	$31,431	$1,800	$3,477	$14,933	$51,641	0.26%	0.70%	6 to 36	$4,723
Total	$31,431	$1,800	$3,477	$14,933	$51,641	0.26%
The table below details loans that experienced a default during the three months ended March 31, 2024, subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Payment Deferral and Term Extension	Total
Three Months Ended March 31, 2024
Commercial	$3,129	$1,756	$4,885
Total	$3,129	$1,756	$4,885
The table below provides an age analysis of gross loans held for investment as of March 31, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
March 31, 2024
Commercial	$259	$—	$12,463	$34,253	$46,975
Commercial real estate	—	—	—	18,581	18,581
Total	$259	$—	$12,463	$52,834	$65,556
(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	March 31, 2024	December 31, 2023
Federal Home Loan Bank borrowings	750,000	1,500,000
Total short-term borrowings	$750,000	$1,500,000
The table below presents a summary of long-term debt:

(in thousands)	March 31, 2024	December 31, 2023
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$200,000	$199,499
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,522	174,457
Company-issued 4.00% fixed rate subordinated notes due 2031	371,895	371,785
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$859,823	$859,147

(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. As discussed in Note 1 - Operations and Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K, in the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model which resulted in adjustments being made to the Company’s portfolio segments. As a result, prior period balances in the table below have been reclassified to conform to the current period presentation of portfolio segments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Three Months Ended March 31, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	(3,728)	28	(2,048)	(5)	(5,753)
Ending balance	$32,312	$34	$8,099	$164	$40,609
Three Months Ended March 31, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	1,335	—	(711)	7	631
Ending balance	$17,885	$—	$4,511	$28	$22,424

(in thousands)				March 31, 2024	December 31, 2023
Commitments to extend credit - period end balance				$9,470,887	$9,749,085
Standby letters of credit - period end balance				551,421	595,079
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
The Basel III Capital Rules adopted by U.S. federal banking agencies, among other things, (i) establish the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) define the scope of the deductions/adjustments to the capital measures.
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the three months ended March 31, 2024 or during 2023. On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock, which is set to expire on January 31, 2025. During the three months ended March 31, 2024, the Company repurchased 529,338 shares of its common stock for an aggregate price, including excise tax expense, of $31.5 million, at a weighted average price of $59.27 per share.
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted CECL on January 1, 2020 and has elected to utilize the five-year transition option.

Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
At the beginning of each of the last five years of the life of the Bank-issued fixed rate subordinated notes due 2026, the amount that is eligible to be included in Tier 2 capital is reduced by 20% of the original amount of the notes (net of redemptions). In 2024, the amount of the notes that qualify as Tier 2 capital has been reduced by 80%.
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of March 31, 2024 and December 31, 2023. The ratios presented below include the effects of the election to utilize the five-year CECL transition described above.

			March 31, 2024		December 31, 2023
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,251,260	12.38%	$3,264,609	12.65%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,661,260	13.95%	3,674,609	14.24%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,368,943	16.64%	4,405,575	17.07%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,661,260	12.40%	3,674,609	12.21%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	3,612,873	13.84%	3,599,919	14.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,612,873	13.84%	3,599,919	14.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,948,661	15.13%	3,959,100	15.41%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,612,873	12.30%	3,599,919	12.00%
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock-settled awards:
RSUs	$8,026	$8,438
Cash-settled units	508	—
Total	$8,534	$8,438

(in thousands except period data)	March 31, 2024
Unrecognized compensation expense related to unvested stock-settled awards	$32,201
Weighted average period over which expense is expected to be recognized, in years	2.0
(9) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in Accounting Standards Codification 820, Fair Value Measurements and Disclosures. See Note 1 - Operations and Summary of Significant Accounting Policies in our 2023 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$385,553	$—	$—
U.S. government agency securities	—	105,770	—
Residential mortgage-backed securities	—	2,987,926	—
CRT securities	—	—	12,261
Equity securities(1)(2)	57,421	16,066	—
Mortgage loans held for sale(3)	—	700	—
Loans held for investment(4)	—	—	30,467
Derivative assets(5)	—	11,613	—
Securities sold not yet purchased(6)	34,705	—	—
Derivative liabilities(5)	—	85,030	—
Non-qualified deferred compensation plan liabilities(7)	19,966	—	—
December 31, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$636,473	$—	$—
U.S. government agency securities	—	106,592	—
Residential mortgage-backed securities	—	2,470,832	—
CRT securities	—	—	11,995
Equity securities(1)(2)	40,661	11,164	—
Mortgage loans held for sale(3)	—	706	—
Loans held for investment(4)	—	—	38,341
Derivative assets(5)	—	32,944	—
Securities sold not yet purchased(6)	10,602	—	—
Derivative liabilities(5)	—	70,917	—
Non-qualified deferred compensation plan liabilities(7)	20,387	—	—
(1)Available-for-sale debt securities and equity securities are measured at fair value on a recurring basis, generally monthly.
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
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended March 31, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(209)	$—	$475	$12,261
Three Months Ended March 31, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$—	$—	$67	$11,928
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).

CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2024, the discount rates utilized ranged from 5.43% to 7.99% and the weighted-average life ranged from 4.76 years to 7.42 years. On a combined amortized cost weighted-average basis a discount rate of 6.36% and a weighted-average life of 5.73 years were utilized to determine the fair value of these securities at March 31, 2024. At December 31, 2023, the combined weighted-average discount rate and weighted-average life utilized were 6.57% and 6.06 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $30.5 million fair value of loans held for investment at March 31, 2024 reported above includes impaired loans with a carrying value of $59.4 million that were reduced by specific allowance allocations totaling $28.9 million based on collateral valuations utilizing Level 3 inputs. The $38.3 million fair value of loans held for investment at December 31, 2023 reported above includes impaired loans with a carrying value of $58.3 million that were reduced by specific allowance allocations totaling $20.0 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$3,316,142	$3,316,142	$3,316,142	$—	$—
Available-for-sale debt securities	3,491,510	3,491,510	385,553	3,093,696	12,261
Held-to-maturity debt securities	849,283	737,111	—	737,111	—
Equity securities	73,487	73,487	57,421	16,066	—
Loans held for sale	37,750	37,750	9,250	28,500	—
Loans held for investment, net	20,567,042	20,452,964	—	—	20,452,964
Derivative assets	11,613	11,613	—	11,613	—
Financial liabilities:
Total deposits	23,954,037	23,953,821	—	—	23,953,821
Short-term borrowings	750,000	750,000	—	750,000	—
Long-term debt	859,823	798,890	—	798,890	—
Securities sold not yet purchased	34,705	34,705	34,705	—	—
Derivative liabilities	85,030	85,030	—	85,030	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$3,242,850	$3,242,850	$3,242,850	$—	$—
Available-for-sale debt securities	3,225,892	3,225,892	636,473	2,577,424	11,995
Held-to-maturity debt securities	865,477	763,844	—	763,844	—
Equity securities	51,825	51,825	40,661	11,164	—
Loans held for sale	44,105	44,105	15,000	29,105	—
Loans held for investment, net	20,090,585	20,050,974	—	—	20,050,974
Derivative assets	32,944	32,944	—	32,944	—
Financial liabilities:
Total deposits	22,371,839	22,379,452	—	—	22,379,452
Short-term borrowings	1,500,000	1,500,000	—	1,500,000	—
Long-term debt	859,147	801,309	—	801,309	—
Securities sold not yet purchased	10,602	10,602	10,602	—	—
Derivative liabilities	70,917	70,917	—	70,917	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	March 31, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,850,000	$—	$68,771	$2,850,000	$668	$57,961
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	327,276	396	316	4,824	52	31
Interest rate contracts:
Swaps	5,681,887	72,254	72,254	5,673,822	65,247	69,863
Caps and floors written	1,124,522	127	9,880	637,971	1,654	2,228
Caps and floors purchased	1,124,522	9,880	127	637,971	2,228	1,654
Forward contracts	14,478,341	23,652	22,907	8,665,675	39,123	38,570
Gross derivatives		106,309	174,255		108,972	170,307
Netting adjustment - offsetting derivative assets/liabilities		(36,754)	(36,754)		(37,346)	(37,346)
Netting adjustment - cash collateral received/posted		(57,942)	(52,471)		(38,682)	(62,044)
Net derivatives included on the consolidated balance sheets		$11,613	$85,030		$32,944	$70,917
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $11.6 million at March 31, 2024 and approximately $32.9 million at December 31, 2023. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At March 31, 2024, the Company had $109.5 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $58.7 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2023, were $119.0 million in cash collateral pledged to counterparties and $42.3 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 14 risk participation agreements where it acts as a participant bank with a notional amount of $229.0 million at March 31, 2024, compared to 14 risk participation agreements with a notional amount of $230.7 million at December 31, 2023. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $6.4 million at March 31, 2024 and $4.5 million at December 31, 2023. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2024 and December 31, 2023. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 16 risk participation agreements where the Company acts as the lead bank having a notional amount of $211.3 million at March 31, 2024, compared to 15 agreements having a notional amount of $204.8 million at December 31, 2023.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the three months ended March 31, 2024, the Company recorded $27.9 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $18.0 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $58.1 million related to active and terminated hedges will be reclassified from AOCI as a decrease to interest income. As of March 31, 2024, the maximum length of time over which forecasted transactions are hedged is 1.92 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended March 31, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(27,873)	(14,470)	—	(42,343)
Amounts reclassified into net income	18,006	—	1,702	19,708
Total other comprehensive income/(loss)	(9,867)	(14,470)	1,702	(22,635)
Income tax expense/(benefit)	(2,072)	(3,038)	357	(4,753)
Total other comprehensive income/(loss), net of tax	(7,795)	(11,432)	1,345	(17,882)
Ending balance	$(53,544)	$(285,238)	$(41,104)	$(379,886)
Three Months Ended March 31, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	13,528	29,425	—	42,953
Amounts reclassified into net income	11,129	—	1,844	12,973
Total other comprehensive income/(loss)	24,657	29,425	1,844	55,926
Income tax expense/(benefit)	5,179	6,179	387	11,745
Total other comprehensive income/(loss), net of tax	19,478	23,246	1,457	44,181
Ending balance	$(46,916)	$(281,063)	$(46,783)	$(374,762)
(12) New Accounting Standards
Accounting Standards Update 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on our financial statements.
Accounting Standards Update 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of and pursuant to the Private Securities Litigation Reform Act of 1995 regarding, among other things, the Company’s financial condition, results of operations, business plans and future performance. These statements are not historical in nature and may often be identified by the use of words such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, trends, guidance, expectations and future plans.
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support it businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to successfully execute its business strategy, including developing and executing new lines of business and new products and services; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; elevated or further changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; the failure to identify, attract, and retain key personnel and other employees; increased or expanded competition from banks and other financial service providers in TCBI’s markets; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; severe weather, natural disasters, climate change, acts of war, terrorism, global conflict (including those already reported by the media, as well as others that may arise), or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands except per share data)	2024	2023
Net interest income	$215,009	$235,345
Provision for credit losses	19,000	28,000
Non-interest income	41,319	37,403
Non-interest expense	202,393	194,027
Income before income taxes	34,935	50,721
Income tax expense	8,793	12,060
Net income	26,142	38,661
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$21,829	$34,348
Basic earnings per common share	$0.46	$0.71
Diluted earnings per common share	$0.46	$0.70
Net interest margin	3.03%	3.33%
Return on average assets (“ROA”)	0.36%	0.53%
Return on average common equity (“ROE”)	3.03%	5.06%
Efficiency ratio(1)	79.0%	71.1%
Non-interest income to average earning assets	0.59%	0.54%
Non-interest expense to average earning assets	2.89%	2.78%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended March 31, 2024 compared to three months ended March 31, 2023
The Company reported net income of $26.1 million and net income available to common stockholders of $21.8 million for the three months ended March 31, 2024, compared to net income of $38.7 million and net income available to common stockholders of $34.3 million for the same period in 2023. On a fully diluted basis, earnings per common share were $0.46 for the three months ended March 31, 2024, compared to $0.70 for the same period in 2023. ROE was 3.03% and ROA was 0.36% for the three months ended March 31, 2024, compared to 5.06% and 0.53%, respectively, for the same period in 2023. The decrease in net income for the three months ended March 31, 2024 compared to the same period in 2023 resulted primarily from a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in provision for credit losses and an increase in non-interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,299,368	$32,144	2.77%	$4,060,456	$25,292	2.31%
Interest bearing cash and cash equivalents	4,051,627	54,355	5.40%	5,541,341	62,436	4.57%
Loans held for sale	51,164	1,184	9.31%	43,472	938	8.75%
Loans held for investment, mortgage finance(4)	3,517,707	31,455	3.60%	3,286,804	37,419	4.62%
Loans held for investment(3)(4)	16,522,089	298,306	7.26%	15,598,854	259,240	6.74%
Less: Allowance for credit losses on loans	249,936	—	—	252,727	—	—
Loans held for investment, net	19,789,860	329,761	6.70%	18,632,931	296,659	6.46%
Total earning assets	28,192,019	417,444	5.88%	28,278,200	385,325	5.45%
Cash and other assets	1,058,463			1,041,745
Total assets	$29,250,482			$29,319,945
Liabilities and Stockholders’ Equity
Transaction deposits	$2,006,493	$16,858	3.38%	$776,500	$3,853	2.01%
Savings deposits	11,409,677	136,790	4.82%	11,195,402	105,707	3.83%
Time deposits	1,719,325	21,952	5.14%	1,430,657	10,534	2.99%
Total interest bearing deposits	15,135,495	175,600	4.67%	13,402,559	120,094	3.63%
Short-term borrowings	912,088	12,783	5.64%	1,242,881	14,744	4.81%
Long-term debt	859,509	13,986	6.54%	931,796	14,983	6.52%
Total interest bearing liabilities	16,907,092	202,369	4.81%	15,577,236	149,821	3.90%
Non-interest bearing deposits	8,637,775			10,253,731
Other liabilities	509,286			436,621
Stockholders’ equity	3,196,329			3,052,357
Total liabilities and stockholders’ equity	$29,250,482			$29,319,945

Net interest income		$215,075			$235,504
Net interest margin			3.03%			3.33%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances included non-accrual loans.
(4)In the first quarter of 2024, enhancements were made to our methodology for applying relationship pricing credits to mortgage client loans. To conform to the current period presentation, certain prior period interest income amounts have been reclassified from loans held for investment, mortgage finance to loans held for investment and related yields have been adjusted accordingly.

Volume/Rate Analysis
The following table presents the changes in taxable equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three Months Ended March 31, 2024/2023
	Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income
Investment securities	$6,852	$1,376	$5,476
Interest bearing cash and cash equivalents	(8,081)	(16,973)	8,892
Loans held for sale	246	168	78
Loans held for investment, mortgage finance	(5,964)	2,660	(8,624)
Loans held for investment	39,066	15,514	23,552
Total interest income	32,119	2,745	29,374
Interest expense
Transaction deposits	13,005	6,164	6,841
Savings deposits	31,083	2,046	29,037
Time deposits	11,418	2,152	9,266
Short-term borrowings	(1,961)	(3,967)	2,006
Long-term debt	(997)	(1,175)	178
Total interest expense	52,548	5,220	47,328
Net interest income	$(20,429)	$(2,475)	$(17,954)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $215.0 million for the three months ended March 31, 2024, compared to $235.3 million for the same period in 2023. The decrease was primarily due to rising funding costs, partially offset by an increase in yields on average earnings assets.
Average earning assets decreased $86.2 million for the three months ended March 31, 2024, compared to the same period in 2023, which included a decrease of $1.5 billion in average interest-bearing cash and cash equivalents, partially offset by increases of $1.2 billion in average total loans and $238.9 million in average investment securities. Average interest-bearing liabilities increased $1.3 billion for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase of $1.7 billion in average interest-bearing deposits, partially offset by a $330.8 million decrease in average short-term borrowings. Average non-interest bearing deposits for the three months ended March 31, 2024 decreased to $8.6 billion from $10.3 billion for the same period in 2023.
Net interest margin for the three months ended March 31, 2024 was 3.03%, compared to 3.33% for the same period of 2023. The decrease was primarily due to the effect of rising interest rates on funding costs and a shift in earning asset composition, partially offset by higher earning asset yields, also as a result of rising interest rates, compared to the same period in 2023.
The yield on total loans held for investment increased to 6.70% for the three months ended March 31, 2024, compared to 6.46% for the same period in 2023, and the yield on earning assets increased to 5.88% for the three months ended March 31, 2024, compared to 5.45% for the same period in 2023. Total cost of deposits increased to 2.97% for the three months ended March 31, 2024 from 2.06% for the same period in 2023 and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.83% for the three months ended March 31, 2024, compared to 2.10% for the same period in 2023.

Non-interest Income

	Three Months Ended March 31,
(in thousands)	2024	2023
Service charges on deposit accounts	$6,339	$5,022
Wealth management and trust fee income	3,567	3,429
Brokered loan fees	1,911	1,895
Investment banking and advisory fees	18,424	14,564
Trading income	4,712	4,204
Other	6,366	8,289
Total non-interest income	$41,319	$37,403
Non-interest income increased $3.9 million during the three months ended March 31, 2024 to $41.3 million, compared to $37.4 million for the same period in 2023. The increase was primarily due to an increase in investment banking and advisory fees.
Non-interest Expense

	Three Months Ended March 31,
(in thousands)	2024	2023
Salaries and benefits	$128,727	$128,670
Occupancy expense	9,737	9,619
Marketing	6,036	9,044
Legal and professional	16,195	14,514
Communications and technology	21,114	17,523
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	8,421	2,170
Other	12,163	12,487
Total non-interest expense	$202,393	$194,027
Non-interest expense for the three months ended March 31, 2024 increased $8.4 million, compared to the same period in 2023, primarily due to increases in legal and professional expense, communications and technology expense and FDIC insurance assessment resulting from an additional $3.0 million FDIC special assessment recorded in the first quarter of 2024, partially offset by a decrease in marketing expense. The increase in legal and professional expense in the first quarter of 2024 resulted from a $5.0 million legal settlement expense, partially offset by declines in professional services.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2023 Form 10-K for details of these portfolio segments.

(in thousands)	March 31, 2024	December 31, 2023
Commercial	$10,383,184	$10,410,766
Mortgage finance	4,153,313	3,978,328
Commercial real estate	5,822,461	5,500,774
Consumer	549,963	530,948
Gross loans held for investment	20,908,921	20,420,816
Unearned income (net of direct origination costs)	(77,917)	(80,258)
Total loans held for investment	$20,831,004	$20,340,558
Total loans held for investment were $20.8 billion at March 31, 2024, an increase of $490.4 million from December 31, 2023. The Company experienced loan growth in all loan categories, except for commercial, as it has continued to execute on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 20% and 19% of gross loans held for investment at March 31, 2024 and December 31, 2023, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of March 31, 2024, the Company had $5.2 billion in shared national credits, $1.1 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of March 31, 2024, approximately $3.1 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of March 31, 2024, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	March 31, 2024	December 31, 2023
Non-accrual loans held for investment
Commercial:
Business assets	$65,325	$63,094
Oil and gas properties	2,071	2,543
Accounts receivable and inventory	6,952	—
Machinery and equipment	3,191	3,332
Unsecured	1,743	—
Other	1,234	79
Total commercial	80,516	69,048
Commercial real estate:
Hotel/motel	11,349	12,350
Total commercial real estate	11,349	12,350
Consumer
Single family residences	984	—
Total consumer	984	—
Total non-accrual loans held for investment	92,849	81,398
Non-accrual loans held for sale(1)	9,250	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$102,099	$81,398

Non-accrual loans held for investment to total loans held for investment	0.45%	0.40%
Total non-performing assets to total assets	0.35%	0.29%
Allowance for credit losses on loans to non-accrual loans held for investment	2.8x	3.1x

Loans held for investment past due 90 days and accruing	$3,674	$19,523
Loans held for investment past due 90 days to total loans held for investment	0.02%	0.10%
Loans held for sale past due 90 days and accruing	$147	$—
(1)March 31, 2024 includes one non-accrual loan previously reported in loans held for investment that was transferred at fair value to held for sale as of March 31, 2024.
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date. As discussed in Note 1 - Operations and Summary of Significant Accounting Policies in the 2023 Form 10-K, in the second quarter of 2023, changes were made to certain estimates used in the Company’s current expected credit loss model which resulted in adjustments being made to the Company’s portfolio segments. As a result, prior period balances in the tables below have been reclassified to conform to the current period presentation of portfolio segments.

The Company recorded a provision for credit losses of $19.0 million for the three months ended March 31, 2024, compared to a provision of $28.0 million for the three months ended March 31, 2023. The provision for credit losses for the three months ended March 31, 2024 reflects increases in criticized and non-accrual loans, growth in loans held for investment and $10.8 million in net charge-offs recorded during the three months ended March 31, 2024. The Company recorded $10.8 million in net charge-offs during the three months ended March 31, 2024, compared to $19.9 million in net charge-offs during the same period in 2023. Criticized loans totaled $859.5 million at March 31, 2024, compared to $738.2 million at December 31, 2023.
The table below presents key metrics related to the Company’s credit loss experience:

	March 31, 2024	March 31, 2023
Allowance for credit losses on loans to total loans held for investment	1.27%	1.30%
Allowance for credit losses on loans to average total loans held for investment(1)	1.32%	1.38%
Total allowance for credit losses to total loans held for investment	1.46%	1.41%
Total provision for credit losses to average total loans held for investment(1)(2)	0.38%	0.60%
(1)Ratios are calculated using average balance for the three months ended March 31, 2024 and 2023, respectively.
(2)Ratios are annualized utilizing provision for credit losses for the three months ended March 31, 2024 and 2023, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$7,439	0.29%	$19,913	0.79%
Mortgage finance	—	—%	—	—%
Commercial real estate	3,325	0.24%	—	—%
Consumer	—	—%	(3)	—%
Total	$10,764	0.22%	$19,910	0.43%
(1)Ratios are calculated using net charge-offs for the three months ended March 31, 2024 and 2023, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	March 31, 2024	December 31, 2023
Interest bearing cash and cash equivalents	$3,148,157	$3,042,357
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	15.1%	15.0%
Total earning assets	11.2%	11.1%
Total deposits	13.1%	13.6%
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

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$23,351,853	97.5%	$21,454,568	95.9%
Brokered deposits	602,184	2.5%	917,271	4.1%
Total deposits	$23,954,037	100.0%	$22,371,839	100.0%
Estimated uninsured assessable deposits, including accrued interest, were 42% of total deposits at March 31, 2024 ,compared to 43% of total deposits at December 31, 2023. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	March 31, 2024	December 31, 2023
Repurchase agreements	$—	$—
FHLB borrowings	750,000	1,500,000
Total short-term and other borrowings	$750,000	$1,500,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	March 31, 2024	December 31, 2023
FHLB borrowing capacity relating to loans and pledged securities	$4,053,570	$2,602,092
FHLB borrowing capacity relating to unencumbered securities	4,214,852	3,737,615
Total FHLB borrowing capacity(1)	$8,268,422	$6,339,707
Unused federal funds lines available from commercial banks	$1,158,000	$1,188,000
Unused Federal Reserve borrowings capacity	$4,309,048	$4,094,801
Unused revolving line of credit(2)	$75,000	$100,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2025. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2024 or 2023.
The Company has long-term debt outstanding of $859.8 million as of March 31, 2024, comprised of trust preferred securities, subordinated notes and senior unsecured credit linked notes with maturity dates ranging from September 2024 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A of the 2023 Form 10-K.
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
Capital Resources
The Company’s equity capital averaged $3.2 billion for the three months ended March 31, 2024 compared to $3.1 billion for the same period in 2023. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.

On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time. During the three months ended March 31, 2024, the Company repurchased 529,338 shares of its common stock for an aggregate purchase price, including excise tax expense, of $31.5 million, at a weighted average price of $59.27 per share.
For additional information on the Company’s capital and stockholders’ equity, see Note 7 - Regulatory Ratios and Capital, in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company’s 2023 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of March 31, 2024, the quantitative estimate of the allowance for credit loss would increase by approximately $135.1 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of March 31, 2024, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of March 31, 2024 is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2024 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,148,157	$—	$—	$—	$3,148,157
Investment securities(1)	86,071	874	385,553	3,941,782	4,414,280
Variable loans	19,253,845	190,265	112,835	284,467	19,841,412
Fixed loans	27,903	93,248	186,062	798,046	1,105,259
Total loans(2)	19,281,748	283,513	298,897	1,082,513	20,946,671
Total interest sensitive assets	$22,515,976	$284,387	$684,450	$5,024,295	$28,509,108
Liabilities
Interest bearing customer deposits	$13,783,234	$—	$—	$—	$13,783,234
CDs	681,487	999,888	10,930	283	1,692,588
Total interest bearing deposits	14,464,721	999,888	10,930	283	15,475,822
Short-term borrowings	750,000	—	—	—	750,000
Long-term debt	313,406	—	174,522	371,895	859,823
Total borrowings	1,063,406	—	174,522	371,895	1,609,823
Total interest sensitive liabilities	$15,528,127	$999,888	$185,452	$372,178	$17,085,645
GAP	$6,987,849	$(715,501)	$498,998	$4,652,117	$—
Cumulative GAP	$6,987,849	$6,272,348	$6,771,346	$11,423,463	$11,423,463
Non-interest bearing deposits					8,478,215
Stockholders’ equity					3,170,662
Total					$11,648,877
(1)Available-for-sale debt securities and equity securities based on fair market value.
(2)Total loans include gross loans held for investment and loans held for sale.

While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from non-interest bearing deposits and stockholders’ equity. Management performs a sensitivity analysis to identify interest rate risk exposure on net interest income. Management also quantifies and measures interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates over the next twelve months based on different interest rate scenarios. These are a static rate scenario and “shock test” scenarios, as described below.
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
For modeling purposes, the “shock test” scenarios as of March 31, 2024 and March 31, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
The Company’s interest rate risk exposure model incorporates assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and savings accounts) and loan and security prepayment behaviors for a given level of market rate change. In the current environment of changing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities and residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of these changes is factored into the simulation model results and indicated interest rate sensitivity as follows:

	Annualized Hypothetical Change in Net Interest Income
	March 31, 2024	March 31, 2023
+ 200 basis points	2.8%	6.7%
+ 100 basis points	1.5%	3.4%
- 100 basis points	(4.5)%	(4.6)%
- 200 basis points	(9.2)%	(9.3)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2023 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the three months ended March 31, 2024 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)
January 2024	—	$—	—	$150,000,000
February 2024	112,215	58.23	112,215	143,466,072
March 2024	417,123	59.55	417,123	118,624,951
Total	529,338	$59.27	529,338	$118,624,951
(1)    On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Form of 2024 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
10.2	Form of 2024 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 18, 2024

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)