Form 10-Q
period 2024-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2024-07-18
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On July 17, 2024, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 46,196,722

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$221,727	$200,493
Interest bearing cash and cash equivalents	2,691,352	3,042,357
Available-for-sale debt securities	3,483,231	3,225,892
Held-to-maturity debt securities	831,513	865,477
Equity securities	74,232	51,825
Investment securities	4,388,976	4,143,194
Loans held for sale	36,785	44,105
Loans held for investment, mortgage finance	5,078,161	3,978,328
Loans held for investment	16,700,569	16,362,230
Less: Allowance for credit losses on loans	267,297	249,973
Loans held for investment, net	21,511,433	20,090,585
Premises and equipment, net	69,464	32,366
Accrued interest receivable and other assets	933,761	801,670
Goodwill and intangibles, net	1,496	1,496
Total assets	$29,854,994	$28,356,266
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,987,715	$7,328,276
Interest bearing deposits	15,830,612	15,043,563
Total deposits	23,818,327	22,371,839
Accrued interest payable	23,841	33,234
Other liabilities	502,228	392,904
Short-term borrowings	1,675,000	1,500,000
Long-term debt	659,997	859,147
Total liabilities	26,679,393	25,157,124
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at June 30, 2024 and December 31, 2023	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,474,581 and 51,142,979 at June 30, 2024 and December 31, 2023, respectively	515	511
Additional paid-in capital	1,050,114	1,045,576
Retained earnings	2,494,572	2,435,393
Treasury stock - 5,286,503 and 3,905,067 shares at cost at June 30, 2024 and December 31, 2023, respectively	(301,868)	(220,334)
Accumulated other comprehensive loss, net of taxes	(367,732)	(362,004)
Total stockholders’ equity	3,175,601	3,199,142
Total liabilities and stockholders’ equity	$29,854,994	$28,356,266
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$345,251	$332,867	$676,130	$630,305
Investment securities	33,584	27,478	65,728	52,770
Interest bearing cash and cash equivalents	43,233	41,571	97,588	104,007
Total interest income	422,068	401,916	839,446	787,082
Interest expense
Deposits	181,280	137,391	356,880	257,485
Short-term borrowings	12,749	18,253	25,532	32,997
Long-term debt	11,457	14,282	25,443	29,265
Total interest expense	205,486	169,926	407,855	319,747
Net interest income	216,582	231,990	431,591	467,335
Provision for credit losses	20,000	7,000	39,000	35,000
Net interest income after provision for credit losses	196,582	224,990	392,591	432,335
Non-interest income
Service charges on deposit accounts	5,911	5,158	12,250	10,180
Wealth management and trust fee income	3,699	3,715	7,266	7,144
Brokered loan fees	2,131	2,415	4,042	4,310
Investment banking and advisory fees	25,048	19,101	43,472	33,665
Trading income	5,650	8,397	10,362	12,601
Other	7,985	7,225	14,351	15,514
Total non-interest income	50,424	46,011	91,743	83,414
Non-interest expense
Salaries and benefits	118,840	113,050	247,567	241,720
Occupancy expense	10,666	9,482	20,403	19,101
Marketing	5,996	6,367	12,032	15,411
Legal and professional	11,273	15,669	27,468	30,183
Communications and technology	22,013	20,525	43,127	38,048
Federal Deposit Insurance Corporation insurance assessment	5,570	3,693	13,991	5,863
Other	14,051	12,858	26,214	25,345
Total non-interest expense	188,409	181,644	390,802	375,671
Income before income taxes	58,597	89,357	93,532	140,078
Income tax expense	16,935	20,706	25,728	32,766
Net income	41,662	68,651	67,804	107,312
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$37,350	$64,339	$59,179	$98,687
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$(13,939)	$(99,731)	$(56,282)	$(56,778)
Amounts reclassified into net income	19,825	16,762	39,533	29,735
Other comprehensive income/(loss)	5,886	(82,969)	(16,749)	(27,043)
Income tax expense/(benefit)	(6,268)	(17,423)	(11,021)	(5,678)
Other comprehensive income/(loss), net of tax	12,154	(65,546)	(5,728)	(21,365)
Comprehensive income	$53,816	$3,105	$62,076	$85,947
Basic earnings per common share	$0.80	$1.34	$1.26	$2.05
Diluted earnings per common share	$0.80	$1.33	$1.25	$2.02
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at March 31, 2023	300,000	$300,000	50,947,306	$509	$1,031,905	$2,297,850	(3,095,444)	$(175,528)	$(374,762)	$3,079,974
Comprehensive income/(loss):
Net income	—	—	—	—	—	68,651	—	—	—	68,651
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(65,546)	(65,546)
Total comprehensive income										3,105
Stock-based compensation expense recognized in earnings	—	—	—	—	5,069	—	—	—	—	5,069
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	140,659	2	(1,911)	—	—	—	—	(1,909)
Balance at June 30, 2023	300,000	$300,000	51,087,965	$511	$1,035,063	$2,362,189	(3,095,444)	$(175,528)	$(440,308)	$3,081,927

Balance at March 31, 2024	300,000	$300,000	51,420,680	$514	$1,044,669	$2,457,222	(4,434,405)	$(251,857)	$(379,886)	$3,170,662
Comprehensive income/(loss):
Net income	—	—	—	—	—	41,662	—	—	—	41,662
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	12,154	12,154
Total comprehensive income										53,816
Stock-based compensation expense recognized in earnings	—	—	—	—	5,246	—	—	—	—	5,246
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	53,901	1	199	—	—	—	—	200
Repurchase of common stock	—	—	—	—	—	—	(852,098)	(50,011)	—	(50,011)
Balance at June 30, 2024	300,000	$300,000	51,474,581	$515	$1,050,114	$2,494,572	(5,286,503)	$(301,868)	$(367,732)	$3,175,601
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2022 (audited)	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	107,312	—	—	—	107,312
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(21,365)	(21,365)
Total comprehensive income										85,947
Stock-based compensation expense recognized in earnings	—	—	—	—	13,507	—	—	—	—	13,507
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	220,667	2	(4,037)	—	—	—	—	(4,035)
Repurchase of common stock	—	—	—	—	—	—	(1,011,909)	(60,218)	—	(60,218)
Balance at June 30, 2023	300,000	$300,000	51,087,965	$511	$1,035,063	$2,362,189	(3,095,444)	$(175,528)	$(440,308)	$3,081,927

Balance at December 31, 2023 (audited)	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	67,804	—	—	—	67,804
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(5,728)	(5,728)
Total comprehensive income										62,076
Stock-based compensation expense recognized in earnings	—	—	—	—	13,272	—	—	—	—	13,272
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	331,602	4	(8,734)	—	—	—	—	(8,730)
Repurchase of common stock	—	—	—	—	—	—	(1,381,436)	(81,534)	—	(81,534)
Balance at June 30, 2024	300,000	$300,000	51,474,581	$515	$1,050,114	$2,494,572	(5,286,503)	$(301,868)	$(367,732)	$3,175,601
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities
Net income	$67,804	$107,312
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	39,000	35,000
Depreciation and amortization	24,835	19,717
Net gain recognized on investment securities	(3,604)	(2,685)
Stock-based compensation expense	14,755	13,507
Proceeds from sales and repayments of loans held for sale	25,731	7,260
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(24,042)	(42,383)
Accrued interest payable and other liabilities	(15,017)	(47,067)
Net cash provided by operating activities	129,462	90,661
Investing activities
Purchases of available-for-sale debt securities	(693,894)	(849,391)
Proceeds from sales of available-for-sale debt securities	—	56,923
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	416,701	106,988
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	35,712	37,075
Sales/(purchases) of equity securities, net	(18,803)	2,292
Originations of loans held for investment, mortgage finance	(37,081,520)	(35,597,043)
Proceeds from pay-offs of loans held for investment, mortgage finance	35,981,687	34,588,264
Net increase in loans held for investment, excluding mortgage finance loans	(379,469)	(1,058,046)
Purchase of premises and equipment, net	(42,246)	(4,878)
Net cash used in investing activities	(1,781,832)	(2,717,816)
Financing activities
Net increase/(decrease) in deposits	1,446,488	461,360
Issuance of stock related to stock-based awards	(8,730)	(4,035)
Preferred dividends paid	(8,625)	(8,625)
Repurchase of common stock	(81,534)	(60,218)
Net increase/(decrease) in short-term borrowings	175,000	148,858
Redemption of long-term debt	(200,000)	(75,000)
Net cash provided by financing activities	1,322,599	462,340
Net increase/(decrease) in cash and cash equivalents	(329,771)	(2,164,815)
Cash and cash equivalents at beginning of period	3,242,850	5,012,260
Cash and cash equivalents at end of period	$2,913,079	$2,847,445
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$464,930	$314,089
Cash paid during the period for income taxes	47,988	43,286
Transfers of loans from held for investment to held for sale	18,411	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (“TCBI” or the “Company”), a Delaware corporation, was incorporated in 1996 and commenced banking operations in 1998. The consolidated financial statements include the accounts of TCBI and its wholly owned subsidiary, Texas Capital Bank (the “Bank”). TCBI is a full-service financial services firm that delivers customized solutions to businesses, entrepreneurs and individual customers. The Company is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston and San Antonio, and has built a network of clients across the country.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$41,662	$68,651	$67,804	$107,312
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$37,350	$64,339	$59,179	$98,687
Denominator:
Basic earnings per common share—weighted average common shares	46,546,243	47,906,624	46,925,761	48,166,977
Effect of dilutive outstanding stock-settled awards	326,255	514,652	371,569	569,405
Dilutive earnings per common share—weighted average diluted common shares	46,872,498	48,421,276	47,297,330	48,736,382
Basic earnings per common share	$0.80	$1.34	$1.26	$2.05
Diluted earnings per common share	$0.80	$1.33	$1.25	$2.02
Anti-dilutive outstanding stock-settled awards	38,461	533,363	105,680	341,728

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$403,641	$—	$(15,483)	$388,158
U.S. government agency securities	125,000	—	(18,791)	106,209
Residential mortgage-backed securities	3,307,715	6,277	(337,456)	2,976,536
CRT securities	13,136	—	(808)	12,328
Total available-for-sale debt securities	3,849,492	6,277	(372,538)	3,483,231
Held-to-maturity debt securities:
Residential mortgage-backed securities	831,513	—	(112,603)	718,910
Total held-to-maturity debt securities	831,513	—	(112,603)	718,910
Equity securities				74,232
Total investment securities(2)				$4,388,976
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$651,112	$—	$(14,639)	$636,473
U.S. government agency securities	125,000	—	(18,408)	106,592
Residential mortgage-backed securities	2,782,734	540	(312,442)	2,470,832
CRT securities	13,636	—	(1,641)	11,995
Total available-for-sale debt securities	3,572,482	540	(347,130)	3,225,892
Held-to-maturity securities:
Residential mortgage-backed securities	865,477	—	(101,633)	763,844
Total held-to-maturity securities	865,477	—	(101,633)	763,844
Equity securities				51,825
Total investment securities(2)				$4,143,194
(1)    Excludes accrued interest receivable of $12.0 million and $9.5 million at June 30, 2024 and December 31, 2023, respectively, related to available-for-sale debt securities and $1.3 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
The Company did not sell any available-for-sale debt securities during the first six months of 2024. In the first quarter of 2023, the Company sold U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of June 30, 2024, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	453,642	432,220	—	—
Due after five years through ten years	105,433	89,394	—	—
Due after ten years	3,290,417	2,961,617	831,513	718,910
Total	$3,849,492	$3,483,231	$831,513	$718,910

The table below presents the weighted average yields for the Company’s available-for-sale debt securities for the six months ended June 30, 2024. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	U.S. Treasury securities	U.S. government agency securities	Residential mortgage-backed securities	CRT securities
Due within one year	—%	—%	—%	—%
Due after one year through five years	2.71	1.00	—	—
Due after five years through ten years	—	1.21	1.25	5.46
Due after ten years	—	—	3.36	—
Total	2.71%	1.13%	3.35%	5.46%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
U.S. Treasury securities	$—	$—	$388,158	$(15,483)	$388,158	$(15,483)
U.S. government agency securities	—	—	106,209	(18,791)	106,209	(18,791)
Residential mortgage-backed securities	335,741	(4,305)	2,272,460	(333,151)	2,608,201	(337,456)
CRT securities	—	—	12,328	(808)	12,328	(808)
Total	$335,741	$(4,305)	$2,779,155	$(368,233)	$3,114,896	$(372,538)
December 31, 2023
U.S. Treasury securities	$—	$—	$636,473	$(14,639)	$636,473	$(14,639)
U.S. government agency securities	—	—	106,592	(18,408)	106,592	(18,408)
Residential mortgage-backed securities	910,999	(19,751)	1,501,340	(292,691)	2,412,339	(312,442)
CRT securities	—	—	11,995	(1,641)	11,995	(1,641)
Total	$910,999	$(19,751)	$2,256,400	$(327,379)	$3,167,399	$(347,130)
At June 30, 2024, the Company had 108 available-for-sale debt securities in an unrealized loss position, comprised of 10 U.S. Treasury securities, five U.S. government agency securities, 91 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/(loss), net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At June 30, 2024 and December 31, 2023, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At June 30, 2024 and December 31, 2023, debt securities with carrying values of approximately $1.5 million and $1.6 million, respectively, were pledged to secure certain customer deposits.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net gains/(losses) recognized during the period	$(59)	$951	$3,975	$2,196
Less: Realized net gains/(losses) recognized on securities sold	59	(10)	371	(606)
Unrealized net gains/(losses) recognized on securities still held	$(118)	$961	$3,604	$2,802

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	June 30, 2024	December 31, 2023
Loans held for investment(1):
Commercial	$10,533,930	$10,410,766
Mortgage finance	5,078,161	3,978,328
Commercial real estate	5,689,094	5,500,774
Consumer	557,951	530,948
Gross loans held for investment	21,859,136	20,420,816
Unearned income (net of direct origination costs)	(80,406)	(80,258)
Total loans held for investment	21,778,730	20,340,558
Allowance for credit losses on loans	(267,297)	(249,973)
Total loans held for investment, net	$21,511,433	$20,090,585
Loans held for sale:
Mortgage loans, at fair value	$424	$706
Non-mortgage loans, at lower of cost or fair value	36,361	43,399
Total loans held for sale	$36,785	$44,105
(1)    Excludes accrued interest receivable of $121.9 million and $118.1 million at June 30, 2024 and December 31, 2023, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2024
Commercial
(1-7) Pass	$517,216	$1,357,069	$1,369,181	$338,328	$100,090	$211,499	$6,149,823	$14,768	$10,057,974
(8) Special mention	—	66,078	111,902	22,457	3,872	8,374	50,228	250	263,161
(9) Substandard - accruing	—	23,648	29,184	8,404	124	27,386	40,277	—	129,023
(9+) Non-accrual	—	6,460	2,957	153	2,039	25,449	43,970	2,744	83,772
Total commercial	$517,216	$1,453,255	$1,513,224	$369,342	$106,125	$272,708	$6,284,298	$17,762	$10,533,930
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,078,161	$—	$5,078,161
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,078,161	$—	$5,078,161
Commercial real estate
(1-7) Pass	$113,652	$876,609	$1,734,435	$1,009,872	$408,437	$858,189	$280,761	$25,408	$5,307,363
(8) Special mention	174	1,019	205,632	17,442	24,393	81,484	—	—	330,144
(9) Substandard - accruing	—	—	13,491	15,831	—	22,000	—	—	51,322
(9+) Non-accrual	—	—	—	265	—	—	—	—	265
Total commercial real estate	$113,826	$877,628	$1,953,558	$1,043,410	$432,830	$961,673	$280,761	$25,408	$5,689,094
Consumer
(1-7) Pass	$31,244	$27,983	$53,661	$77,266	$46,291	$111,547	$207,975	$—	$555,967
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	984	—	—	984
Total consumer	$31,244	$27,983	$53,661	$77,266	$46,291	$112,531	$208,975	$—	$557,951
Total	$662,286	$2,358,866	$3,520,443	$1,490,018	$585,246	$1,346,912	$11,852,195	$43,170	$21,859,136
Gross charge-offs	$—	$7,543	$311	$3,512	$—	$7,173	$4,438	$—	$22,977

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2023
Commercial
(1-7) Pass	$1,546,257	$1,408,672	$279,266	$144,699	$142,301	$157,808	$6,284,464	$16,580	$9,980,047
(8) Special mention	22,148	118,991	35,619	285	823	13,385	40,647	89	231,987
(9) Substandard - accruing	12,477	50,876	9,334	18,547	—	78	38,372	—	129,684
(9+) Non-accrual	9,395	34,229	340	2,085	15,080	7,840	79	—	69,048
Total commercial	$1,590,277	$1,612,768	$324,559	$165,616	$158,204	$179,111	$6,363,562	$16,669	$10,410,766
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
Commercial real estate
(1-7) Pass	$561,801	$1,689,325	$1,042,953	$419,703	$317,480	$559,026	$575,928	$28,175	$5,194,391
(8) Special mention	—	136,801	32,937	24,440	34,181	22,833	7,895	—	259,087
(9) Substandard - accruing	—	2,232	—	—	—	28,573	4,141	—	34,946
(9+) Non-accrual	—	—	12,350	—	—	—	—	—	12,350
Total commercial real estate	$561,801	$1,828,358	$1,088,240	$444,143	$351,661	$610,432	$587,964	$28,175	$5,500,774
Consumer
(1-7) Pass	$31,876	$56,425	$78,096	$47,423	$14,141	$102,691	$199,171	$—	$529,823
(8) Special mention	—	—	—	—	—	—	100	41	141
(9) Substandard - accruing	—	—	—	—	—	984	—	—	984
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$31,876	$56,425	$78,096	$47,423	$14,141	$103,675	$199,271	$41	$530,948
Total	$2,183,954	$3,497,551	$1,490,895	$657,182	$524,006	$893,218	$11,129,125	$44,885	$20,420,816
Gross charge-offs	$8,364	$5,090	$25,578	$—	$15,243	$883	$698	$871	$56,727

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Provision for credit losses on loans	26,200	1,445	12,245	153	40,043
Charge-offs	17,541	—	5,436	—	22,977
Recoveries	258	—	—	—	258
Net charge-offs (recoveries)	17,283	—	5,436	—	22,719
Ending balance	$180,354	$5,618	$78,638	$2,687	$267,297
Six Months Ended June 30, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	18,198	(3,660)	(1,730)	(785)	12,023
Charge-offs	29,584	—	—	—	29,584
Recoveries	1,430	—	—	5	1,435
Net charge-offs (recoveries)	28,154	—	—	(5)	28,149
Ending balance	$175,347	$7,085	$52,538	$2,373	$237,343
The Company recorded a $40.0 million provision for credit losses on loans for the six months ended June 30, 2024, compared to $12.0 million for the same period of 2023. The $40.0 million provision for credit losses on loans resulted primarily from growth in loans held for investment and $22.7 million in net charge-offs recorded during the six months ended June 30, 2024. Net charge-offs of $22.7 million were recorded during the six months ended June 30, 2024, compared to net charge-offs of $28.1 million during the same period of 2023. Criticized loans totaled $859.7 million at June 30, 2024, compared to $738.2 million at December 31, 2023.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2024, the Company had $41.9 million in collateral-dependent commercial loans, collateralized by business assets, and $1.0 million in collateral-dependent consumer loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
June 30, 2024
Commercial	$12,050	$6,092	$286	$18,428	$83,772	$10,431,730	$10,533,930	$13,035
Mortgage finance	—	—	—	—	—	5,078,161	5,078,161	—
Commercial real estate	—	—	—	—	265	5,688,829	5,689,094	—
Consumer	1,975	—	—	1,975	984	554,992	557,951	984
Total	$14,025	$6,092	$286	$20,403	$85,021	$21,753,712	$21,859,136	$14,019
(1)As of June 30, 2024, $1.2 million of non-accrual loans were earning interest income on a cash basis compared to $358,000 as of December 31, 2023. Additionally, $161,000 of interest income was recognized on non-accrual loans for the six months ended June 30, 2024 compared to $37,000 for the same period in 2023. Accrued interest of $668,000 and $1.6 million was reversed during the six months ended June 30, 2024 and June 30, 2023, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment as of June 30, 2024 and June 30, 2023 made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and June 30, 2023, by type of modification granted and the financial effect of those modifications:

							Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended June 30, 2024
Commercial	$16,147	$253	$7,439	$—	$23,839	0.11%	—%	3 to 13	$1,176
Commercial real estate	—	15,831	—	—	15,831	0.07%	—%	3	—
Total	$16,147	$16,084	$7,439	$—	$39,670	0.18%
Three Months Ended June 30, 2023
Commercial	$—	$261	$3,378	$—	$3,639	0.02%	—%	4 to 12	$358
Total	$—	$261	$3,378	$—	$3,639	0.02%

Six Months Ended June 30, 2024
Commercial	$24,207	$703	$7,439	$—	$32,349	0.15%	—%	3 to 13	$1,853
Commercial real estate	—	15,831	—	—	15,831	0.07%	—%	3	—
Total	$24,207	$16,534	$7,439	$—	$48,180	0.22%
Six Months Ended June 30, 2023
Commercial	$31,356	$1,144	$6,562	$14,532	$53,594	0.25%	0.70%	4 to 36	$5,080
Total	$31,356	$1,144	$6,562	$14,532	$53,594	0.25%
The table below details gross loans held for investment as of June 30, 2024 and June 30, 2023 that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Three Months Ended June 30, 2024
Commercial	$—	$—	$—	$—
Total	$—	$—	$—	$—
Three Months Ended June 30, 2023
Commercial	$—	$161	$—	$161
Commercial	$—	$161	$—	$161

Six Months Ended June 30, 2024
Commercial	$—	$—	$1,570	$1,570
Total	$—	$—	$1,570	$1,570
Six Months Ended June 30, 2023
Commercial	$—	$161	$—	$161
Commercial	$—	$161	$—	$161

The table below provides an age analysis of gross loans held for investment as of June 30, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months, and as of June 30, 2023 for loans that were modified since January 1, 2023, the date of adoptions of Accounting Standards Update 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
June 30, 2024
Commercial	$—	$—	$11,297	$30,757	$42,054
Commercial real estate	—	—	—	15,831	15,831
Total	$—	$—	$11,297	$46,588	$57,885
June 30, 2023
Commercial	$—	$—	$6,723	$46,871	$53,594
Total	$—	$—	$6,723	$46,871	$53,594
(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	June 30, 2024	December 31, 2023
Federal Home Loan Bank borrowings	$1,675,000	$1,500,000
Total short-term borrowings	$1,675,000	$1,500,000
The table below presents a summary of long-term debt:

(in thousands)	June 30, 2024	December 31, 2023
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$—	$199,499
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,587	174,457
Company-issued 4.00% fixed rate subordinated notes due 2031	372,004	371,785
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$659,997	$859,147
During the second quarter of 2024, the bank-issued senior unsecured credit-linked notes were redeemed in full.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	1,222	23	(2,363)	75	(1,043)
Ending balance	$37,262	$29	$7,784	$244	$45,319
Six Months Ended June 30, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	17,187	—	5,693	97	22,977
Ending balance	$33,737	$—	$10,915	$118	$44,770

(in thousands)				June 30, 2024	December 31, 2023
Commitments to extend credit - period end balance				$8,934,459	$9,749,085
Standby letters of credit - period end balance				518,824	595,079

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
The Basel III Capital Rules adopted by U.S. federal banking agencies, among other things, (i) establish the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting stated requirements, (iii) require that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) define the scope of the deductions/adjustments to the capital measures.
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the six months ended June 30, 2024 or during 2023. On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock, which is set to expire on January 31, 2025. During the six months ended June 30, 2024, the Company repurchased 1,381,436 shares of its common stock for an aggregate price, including excise tax expense, of $81.5 million, at a weighted average price of $58.57 per share.
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

The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of June 30, 2024 and December 31, 2023.

			June 30, 2024		December 31, 2023
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,244,124	11.62%	$3,264,609	12.65%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,654,124	13.09%	3,674,609	14.24%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,370,026	15.65%	4,405,575	17.07%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,654,124	12.15%	3,674,609	12.21%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,646,438	13.16%	$3,599,919	14.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,646,438	13.16%	3,599,919	14.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,990,336	14.40%	3,959,100	15.41%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,646,438	12.21%	3,599,919	12.00%
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-settled awards:
RSUs	$5,246	$5,069	$13,272	$13,507
Cash-settled units	975	—	1,483	—
Total	$6,221	$5,069	$14,755	$13,507

(in thousands except period data)	June 30, 2024
Unrecognized compensation expense related to unvested stock-settled awards	$25,772
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	1.8
Unrecognized compensation expense related to cash-settled units	$10,685
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.7
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$388,158	$—	$—
U.S. government agency securities	—	106,209	—
Residential mortgage-backed securities	—	2,976,536	—
CRT securities	—	—	12,328
Equity securities(1)(2)	58,197	16,035	—
Mortgage loans held for sale(3)	—	424	—
Loans held for investment(4)	—	—	18,007
Derivative assets(5)	—	11,292	—
Securities sold not yet purchased(6)	33,359	—	—
Derivative liabilities(5)	—	72,160	—
Non-qualified deferred compensation plan liabilities(7)	20,602	—	—
December 31, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$636,473	$—	$—
U.S. government agency securities	—	106,592	—
Residential mortgage-backed securities	—	2,470,832	—
CRT securities	—	—	11,995
Equity securities(1)(2)	40,661	11,164	—
Mortgage loans held for sale(3)	—	706	—
Loans held for investment(4)	—	—	38,341
Derivative assets(5)	—	32,944	—
Securities sold not yet purchased(6)	10,602	—	—
Derivative liabilities(5)	—	70,917	—
Non-qualified deferred compensation plan liabilities(7)	20,387	—	—
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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended June 30, 2024
Available-for-sale debt securities:(1)
CRT securities	$12,261	$—	$(291)	$—	$358	$12,328
Three Months Ended June 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,928	$—	$(281)	$—	$109	$11,756
Six Months Ended June 30, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(500)	$—	$833	$12,328
Six Months Ended June 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$(487)	$—	$382	$11,756
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2024, the discount rates utilized ranged from 5.15% to 6.99% and the weighted-average life ranged from 4.63 years to 7.17 years. On a combined amortized cost weighted-average basis a discount rate of 5.83% and a weighted-average life of 5.57 years were utilized to determine the fair value of these securities at June 30, 2024. At December 31, 2023, the combined weighted-average discount rate and weighted-average life utilized were 6.57% and 6.06 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $18.0 million fair value of loans held for investment at June 30, 2024 reported above includes impaired loans with a carrying value of $42.8 million that were reduced by specific allowance allocations totaling $24.8 million based on collateral valuations utilizing Level 3 inputs. The $38.3 million fair value of loans held for investment at December 31, 2023 reported above includes impaired loans with a carrying value of $58.3 million that were reduced by specific allowance allocations totaling $20.0 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$2,913,079	$2,913,079	$2,913,079	$—	$—
Available-for-sale debt securities	3,483,231	3,483,231	388,158	3,082,745	12,328
Held-to-maturity debt securities	831,513	718,910	—	718,910	—
Equity securities	74,232	74,232	58,197	16,035	—
Loans held for sale	36,785	36,785	—	9,584	27,201
Loans held for investment, net	21,511,433	21,466,288	—	—	21,466,288
Derivative assets	11,292	11,292	—	11,292	—
Financial liabilities:
Total deposits	23,818,327	23,823,172	—	—	23,823,172
Short-term borrowings	1,675,000	1,675,000	—	1,675,000	—
Long-term debt	659,997	611,134	—	611,134	—
Securities sold not yet purchased	33,359	33,359	33,359	—	—
Derivative liabilities	72,160	72,160	—	72,160	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$3,242,850	$3,242,850	$3,242,850	$—	$—
Available-for-sale debt securities	3,225,892	3,225,892	636,473	2,577,424	11,995
Held-to-maturity debt securities	865,477	763,844	—	763,844	—
Equity securities	51,825	51,825	40,661	11,164	—
Loans held for sale	44,105	44,105	15,000	29,105	—
Loans held for investment, net	20,090,585	20,050,974	—	—	20,050,974
Derivative assets	32,944	32,944	—	32,944	—
Financial liabilities:
Total deposits	22,371,839	22,379,452	—	—	22,379,452
Short-term borrowings	1,500,000	1,500,000	—	1,500,000	—
Long-term debt	859,147	801,309	—	801,309	—
Securities sold not yet purchased	10,602	10,602	10,602	—	—
Derivative liabilities	70,917	70,917	—	70,917	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	June 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,850,000	$—	$60,428	$2,850,000	$668	$57,961
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	123,234	425	382	4,824	52	31
Interest rate contracts:
Swaps	5,831,879	63,772	63,772	5,673,822	65,247	69,863
Caps and floors written	1,146,878	117	6,335	637,971	1,654	2,228
Caps and floors purchased	1,146,878	6,335	117	637,971	2,228	1,654
Forward contracts	16,228,437	25,633	24,685	8,665,675	39,123	38,570
Gross derivatives		96,282	155,719		108,972	170,307
Netting adjustment - offsetting derivative assets/liabilities		(39,904)	(39,904)		(37,346)	(37,346)
Netting adjustment - cash collateral received/posted		(45,086)	(43,655)		(38,682)	(62,044)
Net derivatives included on the consolidated balance sheets		$11,292	$72,160		$32,944	$70,917
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $11.3 million at June 30, 2024 and approximately $32.9 million at December 31, 2023. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At June 30, 2024, the Company had $98.9 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $46.9 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2023, were $119.0 million in cash collateral pledged to counterparties and $42.3 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 14 risk participation agreements where it acts as a participant bank with a notional amount of $227.0 million at June 30, 2024, compared to 14 risk participation agreements with a notional amount of $230.7 million at December 31, 2023. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $6.1 million at June 30, 2024 and $4.5 million at December 31, 2023. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2024 and December 31, 2023. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 15 risk participation agreements where the Company acts as the lead bank having a notional amount of $202.9 million at June 30, 2024, compared to 15 agreements having a notional amount of $204.8 million at December 31, 2023.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the six months ended June 30, 2024, the Company recorded $36.6 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $36.1 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $55.2 million related to active and terminated hedges will be reclassified from AOCI as a decrease to interest income. As of June 30, 2024, the maximum length of time over which forecasted transactions are hedged is 1.67 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended June 30, 2024
Beginning balance	$(53,544)	$(285,238)	$(41,104)	$(379,886)
Change in unrealized gain/(loss)	(8,738)	(5,201)	—	(13,939)
Amounts reclassified into net income	18,114	—	1,711	19,825
Total other comprehensive income/(loss)	9,376	(5,201)	1,711	5,886
Income tax expense/(benefit)	1,047	(6,880)	(435)	(6,268)
Total other comprehensive income/(loss), net of tax	8,329	1,679	2,146	12,154
Ending balance	$(45,215)	$(283,559)	$(38,958)	$(367,732)
Three Months Ended June 30, 2023
Beginning balance	$(46,916)	$(281,063)	$(46,783)	$(374,762)
Change in unrealized gain/(loss)	(59,057)	(40,674)	—	(99,731)
Amounts reclassified into net income	14,919	—	1,843	16,762
Total other comprehensive income/(loss)	(44,138)	(40,674)	1,843	(82,969)
Income tax expense/(benefit)	(9,269)	(8,541)	387	(17,423)
Total other comprehensive income/(loss), net of tax	(34,869)	(32,133)	1,456	(65,546)
Ending balance	$(81,785)	$(313,196)	$(45,327)	$(440,308)

Six Months Ended June 30, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(36,611)	(19,671)	—	(56,282)
Amounts reclassified into net income	36,120	—	3,413	39,533
Total other comprehensive income/(loss)	(491)	(19,671)	3,413	(16,749)
Income tax expense/(benefit)	(1,025)	(9,918)	(78)	(11,021)
Total other comprehensive income/(loss), net of tax	534	(9,753)	3,491	(5,728)
Ending balance	$(45,215)	$(283,559)	$(38,958)	$(367,732)
Six Months Ended June 30, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	(45,529)	(11,249)	—	(56,778)
Amounts reclassified into net income	26,048	—	3,687	29,735
Total other comprehensive income/(loss)	(19,481)	(11,249)	3,687	(27,043)
Income tax expense/(benefit)	(4,090)	(2,362)	774	(5,678)
Total other comprehensive income/(loss), net of tax	(15,391)	(8,887)	2,913	(21,365)
Ending balance	$(81,785)	$(313,196)	$(45,327)	$(440,308)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the six months ended June 30, 2024 and 2023 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in 2023 Form 10-K. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to successfully execute its business strategy, including developing and executing new lines of business and new products and services; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; elevated or further changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; the failure to identify, attract, and retain key personnel and other employees; increased or expanded competition from banks and other financial service providers in TCBI’s markets; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; severe weather, natural disasters, climate change, acts of war, terrorism, global conflict (including those already reported by the media, as well as others that may arise), or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2024	2023	2024	2023
Net interest income	$216,582	$231,990	$431,591	$467,335
Provision for credit losses	20,000	7,000	39,000	35,000
Non-interest income	50,424	46,011	91,743	83,414
Non-interest expense	188,409	181,644	390,802	375,671
Income before income taxes	58,597	89,357	93,532	140,078
Income tax expense	16,935	20,706	25,728	32,766
Net income	41,662	68,651	67,804	107,312
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$37,350	$64,339	$59,179	$98,687
Basic earnings per common share	$0.80	$1.34	$1.26	$2.05
Diluted earnings per common share	$0.80	$1.33	$1.25	$2.02
Net interest margin	3.01%	3.29%	3.02%	3.31%
Return on average assets (“ROA”)	0.56%	0.95%	0.46%	0.74%
Return on average common equity (“ROE”)	5.26%	9.17%	4.14%	7.15%
Efficiency ratio(1)	70.6%	65.3%	74.7%	68.2%
Non-interest income to average earning assets	0.71%	0.66%	0.65%	0.60%
Non-interest expense to average earning assets	2.65%	2.61%	2.77%	2.69%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The Company reported net income of $41.7 million and net income available to common stockholders of $37.4 million for the second quarter of 2024, compared to net income of $68.7 million and net income available to common stockholders of $64.3 million for the second quarter of 2023. On a fully diluted basis, earnings per common share were $0.80 for the second quarter of 2024, compared to $1.33 for the same period in 2023. ROE was 5.26% and ROA was 0.56% for the second quarter of 2024, compared to 9.17% and 0.95%, respectively, for the same period in 2023. The decrease in net income for the second quarter of 2024 compared to the second quarter of 2023 resulted primarily from a decrease in net interest income and an increase in provision for credit losses.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
The Company reported net income of $67.8 million and net income available to common stockholders of $59.2 million for the six months ended June 30, 2024, compared to net income of $107.3 million and net income available to common stockholders of $98.7 million for the same period in 2023. On a fully diluted basis, earnings per common share were $1.25 for the six months ended June 30, 2024, compared to $2.02 for the same period in 2023. ROE was 4.14% and ROA was 0.46% for the six months ended June 30, 2024, compared to 7.15% and 0.74%, respectively, for the same period in 2023. The decrease in net income for the six months ended June 30, 2024 compared to the same period in 2023 resulted primarily from a decrease in net interest income and an increase in non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$4,427,023	$33,584	2.80%	$4,306,881	$27,478	2.36%
Interest-bearing cash and cash equivalents	3,273,069	43,233	5.31%	3,286,091	41,571	5.07%
Loans held for sale	28,768	683	9.55%	28,414	599	8.46%
Loans held for investment, mortgage finance(4)	4,357,288	42,722	3.94%	4,376,235	49,425	4.53%
Loans held for investment(3)(4)	16,750,788	301,910	7.25%	16,217,314	282,956	7.00%
Less: Allowance for credit losses on loans	263,145	—	—	261,027	—	—
Loans held for investment, net	20,844,931	344,632	6.65%	20,332,522	332,381	6.56%
Total earning assets	28,573,791	422,132	5.86%	27,953,908	402,029	5.69%
Cash and other assets	1,177,061			1,049,145
Total assets	$29,750,852			$29,003,053
Liabilities and Stockholders’ Equity
Transaction deposits	$2,061,622	$16,982	3.31%	$1,345,742	$9,468	2.82%
Savings deposits	11,981,668	143,173	4.81%	10,590,558	114,275	4.33%
Time deposits	1,658,899	21,125	5.12%	1,531,922	13,648	3.57%
Total interest bearing deposits	15,702,189	181,280	4.64%	13,468,222	137,391	4.09%
Short-term borrowings	927,253	12,749	5.53%	1,397,253	18,253	5.24%
Long-term debt	778,401	11,457	5.92%	883,871	14,282	6.48%
Total interest bearing liabilities	17,407,843	205,486	4.75%	15,749,346	169,926	4.33%
Non-interest bearing deposits	8,647,594			9,749,105
Other liabilities	537,754			389,155
Stockholders’ equity	3,157,661			3,115,447
Total liabilities and stockholders’ equity	$29,750,852			$29,003,053
Net interest income		$216,646			$232,103
Net interest margin			3.01%			3.29%
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

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,363,195	$65,728	2.79%	$4,184,349	$52,770	2.34%
Interest bearing cash and cash equivalents	3,662,348	97,588	5.36%	4,407,486	104,007	4.76%
Loans held for sale	39,966	1,867	9.40%	35,902	1,537	8.63%
Loans held for investment, mortgage finance(4)	3,937,498	74,177	3.79%	3,834,529	86,844	4.57%
Loans held for investment(3)(4)	16,636,438	600,216	7.26%	15,909,792	542,196	6.87%
Less: Allowance for credit losses on loans	256,541	—	—	256,900	—	—
Loans held for investment, net	20,317,395	674,393	6.68%	19,487,421	629,040	6.51%
Total earning assets	28,382,904	839,576	5.87%	28,115,158	787,354	5.57%
Cash and other assets	1,117,763			1,045,466
Total assets	$29,500,667			$29,160,624
Liabilities and Stockholders’ Equity
Transaction deposits	$2,034,057	$33,840	3.35%	$1,062,694	$13,321	2.53%
Savings deposits	11,695,673	279,963	4.81%	10,891,309	219,982	4.07%
Time deposits	1,689,112	43,077	5.13%	1,481,569	24,182	3.29%
Total interest bearing deposits	15,418,842	356,880	4.65%	13,435,572	257,485	3.86%
Short-term borrowings	919,670	25,532	5.58%	1,320,493	32,997	5.04%
Long-term debt	818,955	25,443	6.25%	907,701	29,265	6.50%
Total interest bearing liabilities	17,157,467	407,855	4.78%	15,663,766	319,747	4.12%
Non-interest bearing deposits	8,642,685			10,000,024
Other liabilities	523,520			412,758
Stockholders’ equity	3,176,995			3,084,076
Total liabilities and stockholders’ equity	$29,500,667			$29,160,624
Net interest income		$431,721			$467,607
Net interest margin			3.02%			3.31%
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

	Three Months Ended June 30, 2024/2023			Six Months Ended June 30, 2024/2023
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$6,106	$707	$5,399	$12,958	$2,083	$10,875
Interest bearing cash and cash equivalents	1,662	(165)	1,827	(6,419)	(17,138)	10,719
Loans held for sale	84	7	77	330	175	155
Loans held for investment, mortgage finance	(6,703)	(214)	(6,489)	(12,667)	2,446	(15,113)
Loans held for investment	18,954	9,310	9,644	58,020	24,824	33,196
Total interest income	20,103	9,645	10,458	52,222	12,390	39,832
Interest expense
Transaction deposits	7,514	5,033	2,481	20,519	11,197	9,322
Savings deposits	28,898	15,018	13,880	59,981	17,064	42,917
Time deposits	7,477	1,130	6,347	18,895	3,282	15,613
Short-term borrowings	(5,504)	(6,140)	636	(7,465)	(10,107)	2,642
Long-term debt	(2,825)	(1,704)	(1,121)	(3,822)	(2,879)	(943)
Total interest expense	35,560	13,337	22,223	88,108	18,557	69,551
Net interest income	$(15,457)	$(3,692)	$(11,765)	$(35,886)	$(6,167)	$(29,719)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable.

Net Interest Income
Net interest income was $216.6 million for the three months ended June 30, 2024, compared to $232.0 million for the same period in 2023. The decrease was primarily due to increases in funding costs and average interest bearing deposits, partially offset by increases in yields on average earning assets and average loans held for investment, excluding mortgage finance.
Average earning assets for the three months ended June 30, 2024 increased $619.9 million compared to the same period in 2023, which included increases of $512.4 million in average total loans held for investment and $120.1 million in average investment securities, partially offset by a $13.0 million decrease in average interest-bearing cash and cash equivalents. Average interest-bearing liabilities increased $1.7 billion for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $2.2 billion increase in average interest-bearing deposits, partially offset by decreases of $470.0 million in average short-term borrowings and $105.5 million in average long-term debt related to the second quarter 2024 redemption in full of the bank-issued senior unsecured credit-linked notes of $275.0 million. Average non-interest bearing deposits for the three months ended June 30, 2024 decreased to $8.6 billion from $9.7 billion for the same period in 2023.
Net interest margin for the three months ended June 30, 2024 was 3.01%, compared to 3.29% for the same period in 2023. The decrease in net interest margin was primarily due to an increase in funding costs, partially offset by an increase in yields on average earning assets. The increases in yields on earnings assets and cost of funds are attributed to the impact of rising interest rates.
The yield on total loans held for investment increased to 6.65% for the three months ended June 30, 2024, compared to 6.56% for the same period in 2023, and the yield on earning assets increased to 5.86% for the three months ended June 30, 2024, compared to 5.69% for the same period in 2023. Total cost of deposits increased to 2.99% for the three months ended June 30, 2024 from 2.37% for the same period in 2023, and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.83% for the three months ended June 30, 2024, compared to 2.38% for the same period in 2023.
Net interest income was $431.6 million for the six months ended June 30, 2024, compared to $467.3 million for the same period in 2023. The decrease was primarily due to rising funding costs and an increase in average interest bearing deposits, partially offset by an increase in yields on average earnings assets and an increase in average total earning assets.
Average earning assets increased $267.7 million for the six months ended June 30, 2024, compared to the same period in 2023, which included increases of $830.0 million in average total loans held for investment and $178.8 million in average investment securities, partially offset by a decrease of $745.1 million in average interest-bearing cash and cash equivalents. Average interest-bearing liabilities increased $1.5 billion for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase of $2.0 billion in average interest-bearing deposits, partially offset by a $400.8 million decrease in average short-term borrowings. Average non-interest bearing deposits for the six months ended June 30, 2024 decreased to $8.6 billion from $10.0 billion for the same period in 2023.
Net interest margin for the six months ended June 30, 2024 was 3.02%, compared to 3.31% for the same period of 2023. The decrease was primarily due to the effect of rising interest rates on funding costs, partially offset by higher earning asset yields, also as a result of rising interest rates, compared to the same period in 2023.
The yield on total loans held for investment increased to 6.68% for the six months ended June 30, 2024, compared to 6.51% for the same period in 2023, and the yield on earning assets increased to 5.87% for the six months ended June 30, 2024, compared to 5.57% for the same period in 2023. Total cost of deposits increased to 2.98% for the six months ended June 30, 2024 from 2.22% for the same period in 2023 and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.83% for the six months ended June 30, 2024, compared to 2.24% for the same period in 2023.
Non-interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$5,911	$5,158	$12,250	$10,180
Wealth management and trust fee income	3,699	3,715	7,266	7,144
Brokered loan fees	2,131	2,415	4,042	4,310
Investment banking and advisory fees	25,048	19,101	43,472	33,665
Trading income	5,650	8,397	10,362	12,601
Other	7,985	7,225	14,351	15,514
Total non-interest income	$50,424	$46,011	$91,743	$83,414
Non-interest income increased $4.4 million during the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to increases in investment banking and advisory fees, partially offset by a decrease in trading income.
Non-interest income increased $8.3 million during the six months ended June 30, 2024 to $91.7 million, compared to $83.4 million for the same period in 2023. The increase was primarily due to an increase in investment banking and advisory fees.
Non-interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Salaries and benefits	$118,840	$113,050	$247,567	$241,720
Occupancy expense	10,666	9,482	20,403	19,101
Marketing	5,996	6,367	12,032	15,411
Legal and professional	11,273	15,669	27,468	30,183
Communications and technology	22,013	20,525	43,127	38,048
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	5,570	3,693	13,991	5,863
Other	14,051	12,858	26,214	25,345
Total non-interest expense	$188,409	$181,644	$390,802	$375,671
Non-interest expense increased $6.8 million during the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to increases in salaries and benefits, occupancy expense, communications and technology expense, FDIC insurance assessment and other non-interest expense, partially offset by a decrease in legal and professional expense.
Non-interest expense for the six months ended June 30, 2024 increased $15.1 million, compared to the same period in 2023, primarily due to increases in salaries and benefits, communications and technology expense and FDIC insurance assessment, resulting from an additional $3.5 million FDIC special assessment expense recorded in the first six months of 2024, partially offset by decreases in marketing expense and legal and professional expense.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2023 Form 10-K for details of these portfolio segments.

(in thousands)	June 30, 2024	December 31, 2023
Commercial	$10,533,930	$10,410,766
Mortgage finance	5,078,161	3,978,328
Commercial real estate	5,689,094	5,500,774
Consumer	557,951	530,948
Gross loans held for investment	21,859,136	20,420,816
Unearned income (net of direct origination costs)	(80,406)	(80,258)
Total loans held for investment	$21,778,730	$20,340,558
Total loans held for investment were $21.8 billion at June 30, 2024, an increase of $1.4 billion from December 31, 2023. The Company experienced loan growth in all loan categories as it has continued to execute on its long-term strategy. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 23% and 19% of gross loans held for investment at June 30, 2024 and December 31, 2023, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of June 30, 2024, the Company had $5.3 billion in shared national credits, $871.9 million of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of June 30, 2024, approximately $16.8 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of June 30, 2024, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	June 30, 2024	December 31, 2023
Non-accrual loans held for investment
Commercial:
Business assets	$73,114	$63,094
Oil and gas properties	908	2,543
Accounts receivable and inventory	6,952	—
Machinery and equipment	—	3,332
Unsecured	1,642	79
Highly liquid assets	1,156	—
Total commercial	83,772	69,048
Commercial real estate:
Hotel/motel	—	12,350
Commercial property	265	—
Total commercial real estate	265	12,350
Consumer:
Single family residences	984	—
Total consumer	984	—
Total non-accrual loans held for investment	85,021	81,398
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$85,021	$81,398

Non-accrual loans held for investment to total loans held for investment	0.39%	0.40%
Total non-performing assets to total assets	0.28%	0.29%
Allowance for credit losses on loans to non-accrual loans held for investment	3.1x	3.1x

Loans held for investment past due 90 days and accruing	$286	$19,523
Loans held for investment past due 90 days to total loans held for investment	—%	0.10%
Loans held for sale past due 90 days and accruing	$64	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $39.0 million for the six months ended June 30, 2024, compared to a provision of $35.0 million for the six months ended June 30, 2023. The provision for credit losses for the six months ended June 30, 2024 reflects growth in loans held for investment and $22.7 million in net charge-offs recorded during the six months ended June 30, 2024. The Company recorded $22.7 million in net charge-offs during the six months ended June 30, 2024, compared to $28.1 million in net charge-offs during the same period in 2023. Criticized loans totaled $859.7 million at June 30, 2024, compared to $738.2 million at December 31, 2023.

The table below presents key metrics related to the Company’s credit loss experience:

	June 30, 2024	June 30, 2023
Allowance for credit losses on loans to total loans held for investment	1.23%	1.11%
Allowance for credit losses on loans to average total loans held for investment(1)	1.30%	1.20%
Total allowance for credit losses to total loans held for investment	1.44%	1.32%
Total provision for credit losses to average total loans held for investment(1)(2)	0.20%	0.36%
(1)Ratios are calculated using average balance for the six months ended June 30, 2024 and 2023, respectively.
(2)Ratios are annualized utilizing provision for credit losses for the six months ended June 30, 2024 and 2023, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$17,283	0.33%	$28,154	0.55%
Mortgage finance	—	—%	—	—%
Commercial real estate	5,436	0.19%	—	—%
Consumer	—	—%	(5)	—%
Total	$22,719	0.22%	$28,149	0.29%
(1)Ratios are calculated using net charge-offs for the six months ended June 30, 2024 and 2023, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	June 30, 2024	December 31, 2023
Interest bearing cash and cash equivalents	$2,691,352	$3,042,357
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	12.4%	15.0%
Total earning assets	9.4%	11.1%
Total deposits	11.3%	13.6%
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

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$23,294,432	97.8%	$21,454,568	95.9%
Brokered deposits	523,895	2.2%	917,271	4.1%
Total deposits	$23,818,327	100.0%	$22,371,839	100.0%

Estimated uninsured assessable deposits, including accrued interest, were 40% of total deposits at June 30, 2024, compared to 43% of total deposits at December 31, 2023. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	June 30, 2024	December 31, 2023
Repurchase agreements	$—	$—
FHLB borrowings	1,675,000	1,500,000
Total short-term and other borrowings	$1,675,000	$1,500,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	June 30, 2024	December 31, 2023
FHLB borrowing capacity relating to loans and pledged securities	$3,981,302	$2,602,092
FHLB borrowing capacity relating to unencumbered securities	4,188,358	3,737,615
Total FHLB borrowing capacity(1)	$8,169,660	$6,339,707
Unused federal funds lines available from commercial banks	$1,287,000	$1,188,000
Unused Federal Reserve borrowings capacity	$4,385,827	$4,094,801
Unused revolving line of credit(2)	$75,000	$100,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2025. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2024 or 2023.
The Company has long-term debt outstanding of $660.0 million as of June 30, 2024, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.2 billion for the six months ended June 30, 2024 compared to $3.1 billion for the same period in 2023. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.

On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time. During the six months ended June 30, 2024, the Company repurchased 1,381,436 shares of its common stock for an aggregate purchase price, including excise tax expense, of $81.5 million, at a weighted average price of $58.57 per share.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of June 30, 2024, the quantitative estimate of the allowance for credit loss would increase by approximately $151.7 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of June 30, 2024, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of June 30, 2024 is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2024 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$2,691,352	$—	$—	$—	$2,691,352
Investment securities(1)	86,852	885	610,385	3,690,854	4,388,976
Variable loans	19,906,327	396,319	153,283	282,909	20,738,838
Fixed loans	41,159	147,735	195,024	773,165	1,157,083
Total loans(2)	19,947,486	544,054	348,307	1,056,074	21,895,921
Total interest sensitive assets	$22,725,690	$544,939	$958,692	$4,746,928	$28,976,249
Liabilities
Interest bearing customer deposits	$14,124,509	$—	$—	$—	$14,124,509
CDs	519,094	1,170,262	16,508	239	1,706,103
Total interest bearing deposits	14,643,603	1,170,262	16,508	239	15,830,612
Short-term borrowings	1,675,000	—	—	—	1,675,000
Long-term debt	113,406	—	174,587	372,004	659,997
Total borrowings	1,788,406	—	174,587	372,004	2,334,997
Total interest sensitive liabilities	$16,432,009	$1,170,262	$191,095	$372,243	$18,165,609
GAP	$6,293,681	$(625,323)	$767,597	$4,374,685	$—
Cumulative GAP	$6,293,681	$5,668,358	$6,435,955	$10,810,640	$10,810,640
Non-interest bearing deposits					7,987,715
Stockholders’ equity					3,175,601
Total					$11,163,316
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
For modeling purposes, the “shock test” scenarios as of June 30, 2024 and June 30, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	June 30, 2024	June 30, 2023
+ 200 basis points	4.1%	5.2%
+ 100 basis points	2.1%	2.6%
- 100 basis points	(5.0)%	(3.8)%
- 200 basis points	(10.0)%	(7.8)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2023 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the six months ended June 30, 2024 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
First Quarter
January 2024	—	$—	—	$150,000,000
February 2024	112,215	58.23	112,215	143,466,072
March 2024	417,123	59.55	417,123	118,624,951
Total	529,338	$59.27	529,338	$118,624,951
Second Quarter
April 2024	393,914	$58.46	393,914	$95,596,029
May 2024	41,597	58.64	41,597	93,156,593
June 2024	416,587	57.78	416,587	69,085,247
Total	852,098	$58.14	852,098	$69,085,247
Year to date total	1,381,436	$58.57	1,381,436	$69,085,247
(1)    The approximate dollar value of shares that may yet be purchased under the plans or programs and average price paid per share do not include the effect of excise tax expense incurred on net stock repurchases.
(2)    On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time.

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
Date: July 18, 2024

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)