Form 10-Q
period 2024-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2024-10-17
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On October 16, 2024, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 46,211,695

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$297,048	$200,493
Interest bearing cash and cash equivalents	3,894,537	3,042,357
Available-for-sale debt securities	3,518,662	3,225,892
Held-to-maturity debt securities	812,432	865,477
Equity securities	74,426	51,825
Investment securities	4,405,520	4,143,194
Loans held for sale	9,022	44,105
Loans held for investment, mortgage finance	5,529,659	3,978,328
Loans held for investment	16,764,512	16,362,230
Less: Allowance for credit losses on loans	273,143	249,973
Loans held for investment, net	22,021,028	20,090,585
Premises and equipment, net	81,577	32,366
Accrued interest receivable and other assets	919,071	801,670
Goodwill and intangibles, net	1,496	1,496
Total assets	$31,629,299	$28,356,266
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$9,070,804	$7,328,276
Interest bearing deposits	16,794,451	15,043,563
Total deposits	25,865,255	22,371,839
Accrued interest payable	18,679	33,234
Other liabilities	696,149	392,904
Short-term borrowings	1,035,000	1,500,000
Long-term debt	660,172	859,147
Total liabilities	28,275,255	25,157,124
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at September 30, 2024 and December 31, 2023	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,494,260 and 51,142,979 at September 30, 2024 and December 31, 2023, respectively	515	511
Additional paid-in capital	1,054,614	1,045,576
Retained earnings	2,428,940	2,435,393
Treasury stock - 5,286,503 and 3,905,067 shares at cost at September 30, 2024 and December 31, 2023, respectively	(301,868)	(220,334)
Accumulated other comprehensive loss, net of taxes	(128,157)	(362,004)
Total stockholders’ equity	3,354,044	3,199,142
Total liabilities and stockholders’ equity	$31,629,299	$28,356,266
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$361,407	$345,138	$1,037,537	$975,443
Investment securities	38,389	27,070	104,117	79,840
Interest bearing cash and cash equivalents	52,737	53,561	150,325	157,568
Total interest income	452,533	425,769	1,291,979	1,212,851
Interest expense
Deposits	190,255	160,117	547,135	417,602
Short-term borrowings	13,784	19,576	39,316	52,573
Long-term debt	8,392	14,005	33,835	43,270
Total interest expense	212,431	193,698	620,286	513,445
Net interest income	240,102	232,071	671,693	699,406
Provision for credit losses	10,000	18,000	49,000	53,000
Net interest income after provision for credit losses	230,102	214,071	622,693	646,406
Non-interest income
Service charges on deposit accounts	6,307	5,297	18,557	15,477
Wealth management and trust fee income	4,040	3,509	11,306	10,653
Brokered loan fees	2,400	2,532	6,442	6,842
Investment banking and advisory fees	34,753	23,099	78,225	56,764
Trading income	5,786	6,092	16,148	18,693
Available-for-sale debt securities gains/(losses), net	(179,581)	—	(179,581)	489
Other	11,524	6,343	25,875	21,368
Total non-interest income	(114,771)	46,872	(23,028)	130,286
Non-interest expense
Salaries and benefits	121,138	110,010	368,705	351,730
Occupancy expense	12,937	9,910	33,340	29,011
Marketing	5,863	4,757	17,895	20,168
Legal and professional	11,135	17,614	38,603	47,797
Communications and technology	25,951	19,607	69,078	57,655
Federal Deposit Insurance Corporation insurance assessment	4,906	5,769	18,897	11,632
Other	13,394	12,224	39,608	37,569
Total non-interest expense	195,324	179,891	586,126	555,562
Income/(loss) before income taxes	(79,993)	81,052	13,539	221,130
Income tax expense/(benefit)	(18,674)	19,373	7,054	52,139
Net income/(loss)	(61,319)	61,679	6,485	168,991
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income/(loss) available to common stockholders	$(65,632)	$57,366	$(6,453)	$156,053
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$109,849	$(102,330)	$53,567	$(158,619)
Amounts reclassified into net income/(loss)	199,599	19,285	239,132	48,531
Other comprehensive income/(loss)	309,448	(83,045)	292,699	(110,088)
Income tax expense/(benefit)	69,873	(17,441)	58,852	(23,119)
Other comprehensive income/(loss), net of tax	239,575	(65,604)	233,847	(86,969)
Comprehensive income/(loss)	$178,256	$(3,925)	$240,332	$82,022
Basic earnings/(loss) per common share	$(1.42)	$1.19	$(0.14)	$3.24
Diluted earnings/(loss) per common share	$(1.41)	$1.18	$(0.14)	$3.20
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at June 30, 2023	300,000	$300,000	51,087,965	$511	$1,035,063	$2,362,189	(3,095,444)	$(175,528)	$(440,308)	$3,081,927
Comprehensive income/(loss):
Net income	—	—	—	—	—	61,679	—	—	—	61,679
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(65,604)	(65,604)
Total comprehensive loss										(3,925)
Stock-based compensation expense recognized in earnings	—	—	—	—	4,441	—	—	—	—	4,441
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	22,482	—	(430)	—	—	—	—	(430)
Balance at September 30, 2023	300,000	$300,000	51,110,447	$511	$1,039,074	$2,419,555	(3,095,444)	$(175,528)	$(505,912)	$3,077,700

Balance at June 30, 2024	300,000	$300,000	51,474,581	$515	$1,050,114	$2,494,572	(5,286,503)	$(301,868)	$(367,732)	$3,175,601
Comprehensive income/(loss):
Net loss	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	239,575	239,575
Total comprehensive income										178,256
Stock-based compensation expense recognized in earnings	—	—	—	—	4,957	—	—	—	—	4,957
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	19,679	—	(457)	—	—	—	—	(457)
Balance at September 30, 2024	300,000	$300,000	51,494,260	$515	$1,054,614	$2,428,940	(5,286,503)	$(301,868)	$(128,157)	$3,354,044
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2022 (audited)	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	168,991	—	—	—	168,991
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(86,969)	(86,969)
Total comprehensive income										82,022
Stock-based compensation expense recognized in earnings	—	—	—	—	17,948	—	—	—	—	17,948
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	243,149	2	(4,467)	—	—	—	—	(4,465)
Repurchase of common stock	—	—	—	—	—	—	(1,011,909)	(60,218)	—	(60,218)
Balance at September 30, 2023	300,000	$300,000	51,110,447	$511	$1,039,074	$2,419,555	(3,095,444)	$(175,528)	$(505,912)	$3,077,700

Balance at December 31, 2023 (audited)	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	6,485	—	—	—	6,485
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	233,847	233,847
Total comprehensive income										240,332
Stock-based compensation expense recognized in earnings	—	—	—	—	18,229	—	—	—	—	18,229
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	351,281	4	(9,191)	—	—	—	—	(9,187)
Repurchase of common stock	—	—	—	—	—	—	(1,381,436)	(81,534)	—	(81,534)
Balance at September 30, 2024	300,000	$300,000	51,494,260	$515	$1,054,614	$2,428,940	(5,286,503)	$(301,868)	$(128,157)	$3,354,044
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities
Net income	$6,485	$168,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,000	53,000
Depreciation and amortization	38,917	30,870
Net (gain)/loss recognized on investment securities	173,708	(1,423)
Stock-based compensation expense	21,208	17,948
Purchases and originations of loans held for sale	—	(706)
Proceeds from sales and repayments of loans held for sale	53,494	8,980
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(60,683)	(76,697)
Accrued interest payable and other liabilities	180,584	(14,890)
Net cash provided by operating activities	462,713	186,073
Investing activities
Purchases of available-for-sale debt securities	(1,793,339)	(849,392)
Proceeds from sales of available-for-sale debt securities	1,057,159	56,923
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	514,159	169,938
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	55,696	57,009
Sales/(purchases) of equity securities, net	(16,728)	(5,610)
Originations of loans held for investment, mortgage finance	(60,379,814)	(59,161,293)
Proceeds from pay-offs of loans held for investment, mortgage finance	58,828,483	58,821,837
Net increase in loans held for investment, excluding mortgage finance loans	(446,916)	(1,150,655)
Purchase of premises and equipment, net	(57,435)	(12,649)
Net cash used in investing activities	(2,238,735)	(2,073,892)
Financing activities
Net increase in deposits	3,493,416	1,022,098
Issuance of stock related to stock-based awards	(9,187)	(4,465)
Preferred dividends paid	(12,938)	(12,938)
Repurchase of common stock	(81,534)	(60,218)
Net increase/(decrease) in short-term borrowings	(465,000)	198,858
Redemption of long-term debt	(200,000)	(75,000)
Net cash provided by financing activities	2,724,757	1,068,335
Net increase/(decrease) in cash and cash equivalents	948,735	(819,484)
Cash and cash equivalents at beginning of period	3,242,850	5,012,260
Cash and cash equivalents at end of period	$4,191,585	$4,192,776
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$672,199	$506,296
Cash paid during the period for income taxes	48,040	56,161
Transfers of loans from held for investment to held for sale	18,411	126,990
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2024	2023	2024	2023
Numerator:
Net income/(loss)	$(61,319)	$61,679	$6,485	$168,991
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income/(loss) available to common stockholders	$(65,632)	$57,366	$(6,453)	$156,053
Denominator:
Basic earnings per common share—weighted average common shares	46,201,518	48,007,466	46,674,034	48,168,486
Effect of dilutive outstanding stock-settled awards	407,224	521,232	379,683	555,542
Dilutive earnings per common share—weighted average diluted common shares	46,608,742	48,528,698	47,053,717	48,724,028
Basic earnings/(loss) per common share	$(1.42)	$1.19	$(0.14)	$3.24
Diluted earnings/(loss) per common share	$(1.41)	$1.18	$(0.14)	$3.20
Anti-dilutive outstanding stock-settled awards	622	87,738	62,560	319,021

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$278,200	$—	$(2,396)	$275,804
Residential mortgage-backed securities	3,323,351	19,768	(112,263)	3,230,856
CRT securities	12,791	—	(789)	12,002
Total available-for-sale debt securities	3,614,342	19,768	(115,448)	3,518,662
Held-to-maturity debt securities:
Residential mortgage-backed securities	812,432	—	(84,689)	727,743
Total held-to-maturity debt securities	812,432	—	(84,689)	727,743
Equity securities				74,426
Total investment securities(2)				$4,405,520
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$651,112	$—	$(14,639)	$636,473
U.S. government agency securities	125,000	—	(18,408)	106,592
Residential mortgage-backed securities	2,782,734	540	(312,442)	2,470,832
CRT securities	13,636	—	(1,641)	11,995
Total available-for-sale debt securities	3,572,482	540	(347,130)	3,225,892
Held-to-maturity securities:
Residential mortgage-backed securities	865,477	—	(101,633)	763,844
Total held-to-maturity securities	865,477	—	(101,633)	763,844
Equity securities				51,825
Total investment securities(2)				$4,143,194
(1)    Excludes accrued interest receivable of $13.9 million and $9.5 million at September 30, 2024 and December 31, 2023, respectively, related to available-for-sale debt securities and $1.3 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities and equity securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
During the third quarter of 2024, the Company sold available-for-sale debt securities with an amortized cost basis of $1.2 billion, realizing a loss of $179.6 million, and repositioned the proceeds into a purchase of available-for-sale residential mortgage-backed securities with an amortized cost basis of $1.1 billion. In the first quarter of 2023, the Company sold available-for-sale U.S. Treasury securities with an amortized cost of $56.4 million and realized a gain of $489,000.
The amortized cost and estimated fair value as of September 30, 2024, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$58,784	$58,315	$—	$—
Due after one year through five years	219,416	217,489	—	—
Due after five years through ten years	13,774	13,001	—	—
Due after ten years	3,322,368	3,229,857	812,432	727,743
Total	$3,614,342	$3,518,662	$812,432	$727,743

The table below presents the weighted average yields for the Company’s available-for-sale debt securities for the nine months ended September 30, 2024. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	U.S. Treasury securities	U.S. government agency securities	Residential mortgage-backed securities	CRT securities
Due within one year	3.15%	—%	—%	—%
Due after one year through five years	3.12	—	—	—
Due after five years through ten years	—	—	3.91	4.95
Due after ten years	—	—	4.68	—
Total	3.13%	—%	4.68%	4.95%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
U.S. Treasury securities	$—	$—	$275,804	$(2,396)	$275,804	$(2,396)
U.S. government agency securities	—	—	—	—	—	—
Residential mortgage-backed securities	458,752	(873)	1,404,200	(111,390)	1,862,952	(112,263)
CRT securities	—	—	12,002	(789)	12,002	(789)
Total	$458,752	$(873)	$1,692,006	$(114,575)	$2,150,758	$(115,448)
December 31, 2023
U.S. Treasury securities	$—	$—	$636,473	$(14,639)	$636,473	$(14,639)
U.S. government agency securities	—	—	106,592	(18,408)	106,592	(18,408)
Residential mortgage-backed securities	910,999	(19,751)	1,501,340	(292,691)	2,412,339	(312,442)
CRT securities	—	—	11,995	(1,641)	11,995	(1,641)
Total	$910,999	$(19,751)	$2,256,400	$(327,379)	$3,167,399	$(347,130)
At September 30, 2024, the Company had 43 available-for-sale debt securities in an unrealized loss position, comprised of 6 U.S. Treasury securities, 35 residential mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/(loss), net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At September 30, 2024 and December 31, 2023, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At September 30, 2024 and December 31, 2023, debt securities with carrying values of approximately $425,000 and $1.6 million, respectively, were pledged to secure certain customer deposits.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net gains/(losses) recognized during the period	$2,752	$(1,262)	$6,727	$934
Less: Realized net gains/(losses) recognized on securities sold	482	(70)	853	(676)
Unrealized net gains/(losses) recognized on securities still held	$2,270	$(1,192)	$5,874	$1,610

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	September 30, 2024	December 31, 2023
Loans held for investment(1):
Commercial	$10,967,807	$10,410,766
Mortgage finance	5,529,659	3,978,328
Commercial real estate	5,314,814	5,500,774
Consumer	568,962	530,948
Gross loans held for investment	22,381,242	20,420,816
Unearned income (net of direct origination costs)	(87,071)	(80,258)
Total loans held for investment	22,294,171	20,340,558
Allowance for credit losses on loans	(273,143)	(249,973)
Total loans held for investment, net	$22,021,028	$20,090,585
Loans held for sale:
Mortgage loans, at fair value	$—	$706
Non-mortgage loans, at lower of cost or fair value	9,022	43,399
Total loans held for sale	$9,022	$44,105
(1)    Excludes accrued interest receivable of $114.8 million and $118.1 million at September 30, 2024 and December 31, 2023, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
During the third quarter of 2024, the Company purchased a $332.0 million commercial loan portfolio, which included certain loans that had experienced a more than insignificant deterioration in credit quality since origination (“PCD loans”). PCD loans are recorded at fair value at the acquisition date along with an allowance for credit losses determined using the same methodology as originated loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses. The following table provides a summary of PCD loans purchased and the associated credit loss reserve at acquisition date:

(in thousands)	Total
Par value (unpaid principal balance)	$20,139
Allowance for credit losses on loans at acquisition	(2,579)
Non-credit premium	2,448
Purchase price	$20,008

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2024
Commercial
(1-7) Pass	$1,206,729	$1,189,307	$1,330,253	$336,556	$90,941	$194,600	$5,939,588	$12,458	$10,300,432
(8) Special mention	20,805	39,957	146,912	22,833	40	6,754	197,723	—	435,024
(9) Substandard - accruing	—	45,275	60,646	8,107	341	3,435	28,734	—	146,538
(9+) Non-accrual	—	9,370	2,593	287	897	24,810	47,549	307	85,813
Total commercial	$1,227,534	$1,283,909	$1,540,404	$367,783	$92,219	$229,599	$6,213,594	$12,765	$10,967,807
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,529,659	$—	$5,529,659
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,529,659	$—	$5,529,659
Commercial real estate
(1-7) Pass	$193,065	$844,988	$1,751,369	$913,488	$333,252	$755,864	$275,717	$18,933	$5,086,676
(8) Special mention	589	5,001	77,796	—	322	59,922	—	898	144,528
(9) Substandard - accruing	—	—	44,607	15,831	—	20,989	—	—	81,427
(9+) Non-accrual	—	—	2,183	—	—	—	—	—	2,183
Total commercial real estate	$193,654	$849,989	$1,875,955	$929,319	$333,574	$836,775	$275,717	$19,831	$5,314,814
Consumer
(1-7) Pass	$34,545	$28,741	$53,741	$76,839	$46,699	$109,562	$216,621	$—	$566,748
(8) Special mention	—	—	—	—	—	—	250	—	250
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	964	—	—	964
Total consumer	$34,545	$28,741	$53,741	$76,839	$46,699	$110,526	$217,871	$—	$568,962
Total	$1,455,733	$2,162,639	$3,470,100	$1,373,941	$472,492	$1,176,900	$12,236,841	$32,596	$22,381,242
Gross charge-offs	$—	$7,542	$550	$3,775	$—	$7,212	$10,266	$44	$29,389

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2023
Commercial
(1-7) Pass	$1,546,257	$1,408,672	$279,266	$144,699	$142,301	$157,808	$6,284,464	$16,580	$9,980,047
(8) Special mention	22,148	118,991	35,619	285	823	13,385	40,647	89	231,987
(9) Substandard - accruing	12,477	50,876	9,334	18,547	—	78	38,372	—	129,684
(9+) Non-accrual	9,395	34,229	340	2,085	15,080	7,840	79	—	69,048
Total commercial	$1,590,277	$1,612,768	$324,559	$165,616	$158,204	$179,111	$6,363,562	$16,669	$10,410,766
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
Commercial real estate
(1-7) Pass	$561,801	$1,689,325	$1,042,953	$419,703	$317,480	$559,026	$575,928	$28,175	$5,194,391
(8) Special mention	—	136,801	32,937	24,440	34,181	22,833	7,895	—	259,087
(9) Substandard - accruing	—	2,232	—	—	—	28,573	4,141	—	34,946
(9+) Non-accrual	—	—	12,350	—	—	—	—	—	12,350
Total commercial real estate	$561,801	$1,828,358	$1,088,240	$444,143	$351,661	$610,432	$587,964	$28,175	$5,500,774
Consumer
(1-7) Pass	$31,876	$56,425	$78,096	$47,423	$14,141	$102,691	$199,171	$—	$529,823
(8) Special mention	—	—	—	—	—	—	100	41	141
(9) Substandard - accruing	—	—	—	—	—	984	—	—	984
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$31,876	$56,425	$78,096	$47,423	$14,141	$103,675	$199,271	$41	$530,948
Total	$2,183,954	$3,497,551	$1,490,895	$657,182	$524,006	$893,218	$11,129,125	$44,885	$20,420,816
Gross charge-offs	$8,364	$5,090	$25,578	$—	$15,243	$883	$698	$871	$56,727

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Allowance established for acquired PCD loans	2,579	—	—	—	2,579
Provision for credit losses on loans	54,529	1,290	(6,840)	414	49,393
Charge-offs	23,661	—	5,698	30	29,389
Recoveries	587	—	—	—	587
Net charge-offs (recoveries)	23,074	—	5,698	30	28,802
Ending balance	$205,471	$5,463	$59,291	$2,918	$273,143
Nine Months Ended September 30, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	20,569	(4,438)	12,935	(543)	28,523
Charge-offs	42,830	—	—	41	42,871
Recoveries	5,776	—	—	5	5,781
Net charge-offs (recoveries)	37,054	—	—	36	37,090
Ending balance	$168,818	$6,307	$67,203	$2,574	$244,902
The Company recorded a $49.4 million provision for credit losses on loans for the nine months ended September 30, 2024, compared to $28.5 million for the same period of 2023. The $49.4 million provision for credit losses on loans resulted primarily from growth in loans held for investment and $28.8 million in net charge-offs during the nine months ended September 30, 2024. Net charge-offs of $28.8 million were recorded during the nine months ended September 30, 2024, compared to net charge-offs of $37.1 million during the same period of 2023. Criticized loans totaled $897.7 million at September 30, 2024, compared to $738.2 million at December 31, 2023.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2024, the Company had $44.0 million in collateral-dependent commercial loans, collateralized by business assets, and $2.2 million and $1.0 million in collateral-dependent commercial real estate and consumer loans, respectively, both of which are collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
September 30, 2024
Commercial	$1,933	$40,718	$5,281	$47,932	$85,813	$10,834,062	$10,967,807	$12,086
Mortgage finance	—	—	—	—	—	5,529,659	5,529,659	—
Commercial real estate	501	648	—	1,149	2,183	5,311,482	5,314,814	—
Consumer	1,966	—	—	1,966	964	566,032	568,962	964
Total	$4,400	$41,366	$5,281	$51,047	$88,960	$22,241,235	$22,381,242	$13,050
(1)As of September 30, 2024, $1.1 million of non-accrual loans were earning interest income on a cash basis compared to $358,000 as of December 31, 2023. Additionally, $272,000 of interest income was recognized on non-accrual loans for the nine months ended September 30, 2024 compared to $37,000 for the same period in 2023. Accrued interest of $917,000 and $1.7 million was reversed during the nine months ended September 30, 2024 and September 30, 2023, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment as of September 30, 2024 and September 30, 2023 made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and September 30, 2023, by type of modification granted and the financial effect of those modifications:

							Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended September 30, 2024
Commercial	$360	$—	$—	$—	$360	—%	—%	0	$42
Total	$360	$—	$—	$—	$360	—%
Three Months Ended September 30, 2023
Commercial	$271	$6,372	$—	$—	$6,643	0.03%	—%	1	$59
Total	$271	$6,372	$—	$—	$6,643	0.03%

Nine Months Ended September 30, 2024
Commercial	$6,762	$974	$6,929	$—	$14,665	0.07%	—%	12 to 13	$826
Commercial real estate	—	15,831	—	—	15,831	0.07%	—%	3	—
Total	$6,762	$16,805	$6,929	$—	$30,496	0.14%
Nine Months Ended September 30, 2023
Commercial	$31,327	$7,065	$5,893	$14,332	$58,617	0.28%	0.70%	1 to 36	$5,139
Total	$31,327	$7,065	$5,893	$14,332	$58,617	0.28%
The table below details gross loans held for investment as of September 30, 2024 and September 30, 2023 that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Three Months Ended September 30, 2024
Commercial	$2,902	$—	$—	$2,902
Total	$2,902	$—	$—	$2,902
Three Months Ended September 30, 2023
Commercial	$—	$—	$—	$—
Commercial	$—	$—	$—	$—

Nine Months Ended September 30, 2024
Commercial	$2,902	$—	$1,370	$4,272
Total	$2,902	$—	$1,370	$4,272
Nine Months Ended September 30, 2023
Commercial	$—	$161	$—	$161
Commercial	$—	$161	$—	$161

The table below provides an age analysis of gross loans held for investment as of September 30, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months, and as of September 30, 2023 for loans that were modified since January 1, 2023, the date of adoptions of Accounting Standards Update 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
September 30, 2024
Commercial	$—	$—	$10,191	$4,474	$14,665
Commercial real estate	—	—	—	15,831	15,831
Total	$—	$—	$10,191	$20,305	$30,496
September 30, 2023
Commercial	$—	$—	$5,893	$52,724	$58,617
Total	$—	$—	$5,893	$52,724	$58,617
(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	September 30, 2024	December 31, 2023
Federal Home Loan Bank borrowings	$1,035,000	$1,500,000
Total short-term borrowings	$1,035,000	$1,500,000
The table below presents a summary of long-term debt:

(in thousands)	September 30, 2024	December 31, 2023
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$—	$199,499
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,652	174,457
Company-issued 4.00% fixed rate subordinated notes due 2031	372,114	371,785
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$660,172	$859,147
During the second quarter of 2024, the bank-issued senior unsecured credit-linked notes were redeemed in full.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	5,701	26	(6,100)	(20)	(393)
Ending balance	$41,741	$32	$4,047	$149	$45,969
Nine Months Ended September 30, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	15,799	13	8,533	132	24,477
Ending balance	$32,349	$13	$13,755	$153	$46,270

(in thousands)				September 30, 2024	December 31, 2023
Commitments to extend credit - period end balance				$9,476,459	$9,749,085
Standby letters of credit - period end balance				534,570	595,079

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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the nine months ended September 30, 2024 or during 2023. On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock, which is set to expire on January 31, 2025. During the nine months ended September 30, 2024, the Company repurchased 1,381,436 shares of its common stock for an aggregate price, including excise tax expense, of $81.5 million, at a weighted average price of $58.57 per share.
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

The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of September 30, 2024 and December 31, 2023.

			September 30, 2024		December 31, 2023
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,183,035	11.19%	$3,264,609	12.65%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,593,035	12.63%	3,674,609	14.24%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,315,608	15.17%	4,405,575	17.07%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,593,035	11.44%	3,674,609	12.21%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,570,548	12.65%	$3,599,919	14.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,570,548	12.65%	3,599,919	14.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,921,007	13.89%	3,959,100	15.41%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,570,548	11.44%	3,599,919	12.00%
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-settled awards:
RSUs	$4,957	$4,441	$18,229	$17,948
Cash-settled units	1,496	—	2,979	—
Total	$6,453	$4,441	$21,208	$17,948

(in thousands except period data)	September 30, 2024
Unrecognized compensation expense related to unvested stock-settled awards	$32,278
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	1.9
Unrecognized compensation expense related to cash-settled units	$11,039
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.4
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$275,804	$—	$—
Residential mortgage-backed securities	—	3,230,856	—
CRT securities	—	—	12,002
Equity securities(1)(2)	58,140	16,286	—
Loans held for investment(4)	—	—	20,709
Derivative assets(5)	—	43,030	—
Securities sold not yet purchased(6)	33,244	—	—
Derivative liabilities(5)	—	31,675	—
Non-qualified deferred compensation plan liabilities(7)	18,727	—	—
December 31, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$636,473	$—	$—
U.S. government agency securities	—	106,592	—
Residential mortgage-backed securities	—	2,470,832	—
CRT securities	—	—	11,995
Equity securities(1)(2)	40,661	11,164	—
Mortgage loans held for sale(3)	—	706	—
Loans held for investment(4)	—	—	38,341
Derivative assets(5)	—	32,944	—
Securities sold not yet purchased(6)	10,602	—	—
Derivative liabilities(5)	—	70,917	—
Non-qualified deferred compensation plan liabilities(7)	20,387	—	—
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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended September 30, 2024
Available-for-sale debt securities:(1)
CRT securities	$12,328	$—	$(346)	$—	$20	$12,002
Three Months Ended September 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,756	$—	$(341)	$—	$676	$12,091
Nine Months Ended September 30, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(846)	$—	$853	$12,002
Nine Months Ended September 30, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$(828)	$—	$1,058	$12,091
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2024, the discount rates utilized ranged from 4.52% to 6.09% and the weighted-average life ranged from 4.63 years to 6.91 years. On a combined amortized cost weighted-average basis a discount rate of 5.12% and a weighted-average life of 5.50 years were utilized to determine the fair value of these securities at September 30, 2024. At December 31, 2023, the combined weighted-average discount rate and weighted-average life utilized were 6.57% and 6.06 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $20.7 million fair value of loans held for investment at September 30, 2024 reported above includes impaired loans with a carrying value of $47.1 million that were reduced by specific allowance allocations totaling $26.4 million based on collateral valuations utilizing Level 3 inputs. The $38.3 million fair value of loans held for investment at December 31, 2023 reported above includes impaired loans with a carrying value of $58.3 million that were reduced by specific allowance allocations totaling $20.0 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$4,191,585	$4,191,585	$4,191,585	$—	$—
Available-for-sale debt securities	3,518,662	3,518,662	275,804	3,230,856	12,002
Held-to-maturity debt securities	812,432	727,743	—	727,743	—
Equity securities	74,426	74,426	58,140	16,286	—
Loans held for sale	9,022	9,022	—	9,022	—
Loans held for investment, net	22,021,028	21,978,258	—	—	21,978,258
Derivative assets	43,030	43,030	—	43,030	—
Financial liabilities:
Total deposits	25,865,255	25,873,387	—	—	25,873,387
Short-term borrowings	1,035,000	1,035,000	—	1,035,000	—
Long-term debt	660,172	624,776	—	624,776	—
Securities sold not yet purchased	33,244	33,244	33,244	—	—
Derivative liabilities	31,675	31,675	—	31,675	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$3,242,850	$3,242,850	$3,242,850	$—	$—
Available-for-sale debt securities	3,225,892	3,225,892	636,473	2,577,424	11,995
Held-to-maturity debt securities	865,477	763,844	—	763,844	—
Equity securities	51,825	51,825	40,661	11,164	—
Loans held for sale	44,105	44,105	15,000	29,105	—
Loans held for investment, net	20,090,585	20,050,974	—	—	20,050,974
Derivative assets	32,944	32,944	—	32,944	—
Financial liabilities:
Total deposits	22,371,839	22,379,452	—	—	22,379,452
Short-term borrowings	1,500,000	1,500,000	—	1,500,000	—
Long-term debt	859,147	801,309	—	801,309	—
Securities sold not yet purchased	10,602	10,602	10,602	—	—
Derivative liabilities	70,917	70,917	—	70,917	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	September 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,850,000	$964	$25,745	$2,850,000	$668	$57,961
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	382,981	3,946	3,743	4,824	52	31
Interest rate contracts:
Swaps	5,938,223	51,466	51,466	5,673,822	65,247	69,863
Caps and floors written	778,995	2,074	1,320	637,971	1,654	2,228
Caps and floors purchased	778,995	1,320	2,034	637,971	2,228	1,654
Forward contracts	22,299,994	38,529	37,167	8,665,675	39,123	38,570
Gross derivatives		98,299	121,475		108,972	170,307
Netting adjustment - offsetting derivative assets/liabilities		(38,072)	(38,072)		(37,346)	(37,346)
Netting adjustment - cash collateral received/posted		(17,197)	(51,728)		(38,682)	(62,044)
Net derivatives included on the consolidated balance sheets		$43,030	$31,675		$32,944	$70,917
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $43.0 million at September 30, 2024 and approximately $32.9 million at December 31, 2023. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At September 30, 2024, the Company had $101.5 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $17.7 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2023, were $119.0 million in cash collateral pledged to counterparties and $42.3 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 16 risk participation agreements where it acts as a participant bank with a notional amount of $219.0 million at September 30, 2024, compared to 14 risk participation agreements with a notional amount of $230.7 million at December 31, 2023. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $2.3 million at September 30, 2024 and $4.5 million at December 31, 2023. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2024 and December 31, 2023. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 19 risk participation agreements where the Company acts as the lead bank having a notional amount of $253.0 million at September 30, 2024, compared to 15 agreements having a notional amount of $204.8 million at December 31, 2023.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the nine months ended September 30, 2024, the Company recorded $17.8 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $54.4 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $26.0 million related to active and terminated hedges will be reclassified from AOCI as a decrease to interest income. As of September 30, 2024, the maximum length of time over which forecasted transactions are hedged is 1.42 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended September 30, 2024
Beginning balance	$(45,215)	$(283,559)	$(38,958)	$(367,732)
Change in unrealized gain/(loss)	18,849	91,000	—	109,849
Amounts reclassified into net income	18,251	179,581	1,767	199,599
Total other comprehensive income/(loss)	37,100	270,581	1,767	309,448
Income tax expense/(benefit)	8,377	61,097	399	69,873
Total other comprehensive income/(loss), net of tax	28,723	209,484	1,368	239,575
Ending balance	$(16,492)	$(74,075)	$(37,590)	$(128,157)
Three Months Ended September 30, 2023
Beginning balance	$(81,785)	$(313,196)	$(45,327)	$(440,308)
Change in unrealized gain/(loss)	(20,572)	(81,758)	—	(102,330)
Amounts reclassified into net income	17,378	—	1,907	19,285
Total other comprehensive income/(loss)	(3,194)	(81,758)	1,907	(83,045)
Income tax expense/(benefit)	(671)	(17,170)	400	(17,441)
Total other comprehensive income/(loss), net of tax	(2,523)	(64,588)	1,507	(65,604)
Ending balance	$(84,308)	$(377,784)	$(43,820)	$(505,912)

Nine Months Ended September 30, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(17,762)	71,329	—	53,567
Amounts reclassified into net income	54,371	179,581	5,180	239,132
Total other comprehensive income/(loss)	36,609	250,910	5,180	292,699
Income tax expense/(benefit)	7,352	51,179	321	58,852
Total other comprehensive income/(loss), net of tax	29,257	199,731	4,859	233,847
Ending balance	$(16,492)	$(74,075)	$(37,590)	$(128,157)
Nine Months Ended September 30, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	(66,101)	(92,518)	—	(158,619)
Amounts reclassified into net income	43,426	(489)	5,594	48,531
Total other comprehensive income/(loss)	(22,675)	(93,007)	5,594	(110,088)
Income tax expense/(benefit)	(4,761)	(19,532)	1,174	(23,119)
Total other comprehensive income/(loss), net of tax	(17,914)	(73,475)	4,420	(86,969)
Ending balance	$(84,308)	$(377,784)	$(43,820)	$(505,912)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the nine months ended September 30, 2024 and 2023 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in 2023 Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business and new products and services; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; elevated or further changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; the failure to identify, attract, and retain key personnel and other employees; increased or expanded competition from banks and other financial service providers in TCBI’s markets; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; severe weather, natural disasters, climate change, acts of war, terrorism, global conflict (including those already reported by the media, as well as others that may arise), or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2024	2023	2024	2023
Net interest income	$240,102	$232,071	$671,693	$699,406
Provision for credit losses	10,000	18,000	49,000	53,000
Non-interest income	(114,771)	46,872	(23,028)	130,286
Non-interest expense	195,324	179,891	586,126	555,562
Income/(loss) before income taxes	(79,993)	81,052	13,539	221,130
Income tax expense/(benefit)	(18,674)	19,373	7,054	52,139
Net income/(loss)	(61,319)	61,679	6,485	168,991
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income/(loss) available to common stockholders	$(65,632)	$57,366	$(6,453)	$156,053
Basic earnings/(loss) per common share	$(1.42)	$1.19	$(0.14)	$3.24
Diluted earnings/(loss) per common share	$(1.41)	$1.18	$(0.14)	$3.20
Net interest margin	3.16%	3.13%	3.07%	3.25%
Return on average assets (“ROA”)	(0.78)%	0.81%	0.03%	0.77%
Return on average common equity (“ROE”)	(8.87)%	8.08%	(0.30)%	7.46%
Efficiency ratio(1)	155.8%	64.5%	90.4%	67.0%
Non-interest income to average earning assets	(1.52)%	0.64%	(0.11)%	0.61%
Non-interest expense to average earning assets	2.59%	2.46%	2.71%	2.61%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The Company reported net loss of $61.3 million and net loss available to common stockholders of $65.6 million for the third quarter of 2024, compared to net income of $61.7 million and net income available to common stockholders of $57.4 million for the third quarter of 2023. On a fully diluted basis, earnings/(loss) per common share was $(1.41) for the third quarter of 2024, compared to $1.18 for the same period in 2023. ROE was (8.87)% and ROA was (0.78)% for the third quarter of 2024, compared to 8.08% and 0.81%, respectively, for the same period in 2023. The decrease in net income for the third quarter of 2024 compared to the third quarter of 2023 resulted primarily from a decrease in non-interest income, resulting primarily from the $179.6 million loss on sale of available-for-sale debt securities during the third quarter of 2024.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The Company reported net income of $6.5 million and net loss available to common stockholders of $6.5 million for the nine months ended September 30, 2024, compared to net income of $169.0 million and net income available to common stockholders of $156.1 million for the same period in 2023. On a fully diluted basis, earnings/(loss) per common share was $(0.14) for the nine months ended September 30, 2024, compared to $3.20 for the same period in 2023. ROE was (0.30)% and ROA was 0.03% for the nine months ended September 30, 2024, compared to 7.46% and 0.77%, respectively, for the same period in 2023. The decrease in net income for the nine months ended September 30, 2024 compared to the same period in 2023 resulted primarily from a decrease in non-interest income, also primarily as a result of the loss on sale of available-for-sale debt securities described above.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands except percentages)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$4,314,834	$38,389	3.34%	$4,204,749	$27,070	2.33%
Interest bearing cash and cash equivalents	3,958,843	52,737	5.30%	3,965,045	53,561	5.36%
Loans held for sale	23,793	565	9.44%	31,878	647	8.06%
Loans held for investment, mortgage finance(4)	5,152,317	54,371	4.20%	4,697,702	50,813	4.29%
Loans held for investment(3)(4)	16,792,446	306,541	7.26%	16,317,324	293,750	7.14%
Less: Allowance for credit losses on loans	266,915	—	—	238,883	—	—
Loans held for investment, net	21,677,848	360,912	6.62%	20,776,143	344,563	6.58%
Total earning assets	29,975,318	452,603	5.96%	28,977,815	425,841	5.75%
Cash and other assets	1,239,855			1,106,031
Total assets	$31,215,173			$30,083,846
Liabilities and Stockholders’ Equity
Transaction deposits	$1,988,688	$15,972	3.20%	$1,755,451	$13,627	3.08%
Savings deposits	12,240,616	147,770	4.80%	10,858,306	127,323	4.65%
Time deposits	2,070,537	26,513	5.09%	1,610,235	19,167	4.72%
Total interest bearing deposits	16,299,841	190,255	4.64%	14,223,992	160,117	4.47%
Short-term borrowings	1,012,608	13,784	5.42%	1,393,478	19,576	5.57%
Long-term debt	660,098	8,392	5.06%	858,167	14,005	6.47%
Total interest bearing liabilities	17,972,547	212,431	4.70%	16,475,637	193,698	4.66%
Non-interest bearing deposits	9,439,020			10,016,579
Other liabilities	558,368			474,869
Stockholders’ equity	3,245,238			3,116,761
Total liabilities and stockholders’ equity	$31,215,173			$30,083,846
Net interest income		$240,172			$232,143
Net interest margin			3.16%			3.13%
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

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,346,957	$104,117	2.97%	$4,191,224	$79,840	2.33%
Interest bearing cash and cash equivalents	3,761,901	150,325	5.34%	4,258,385	157,568	4.95%
Loans held for sale	34,536	2,432	9.41%	34,546	2,184	8.45%
Loans held for investment, mortgage finance(4)	4,345,393	128,548	3.95%	4,125,415	137,657	4.46%
Loans held for investment(3)(4)	16,688,820	906,757	7.26%	16,047,129	835,946	6.96%
Less: Allowance for credit losses on loans	260,024	—	—	250,828	—	—
Loans held for investment, net	20,774,189	1,035,305	6.66%	19,921,716	973,603	6.53%
Total earning assets	28,917,583	1,292,179	5.90%	28,405,871	1,213,195	5.63%
Cash and other assets	1,158,758			1,065,875
Total assets	$30,076,341			$29,471,746
Liabilities and Stockholders’ Equity
Transaction deposits	$2,018,824	$49,812	3.30%	$1,296,150	$26,948	2.78%
Savings deposits	11,878,646	427,733	4.81%	10,880,187	347,305	4.27%
Time deposits	1,817,182	69,590	5.12%	1,524,929	43,349	3.80%
Total interest bearing deposits	15,714,652	547,135	4.65%	13,701,266	417,602	4.08%
Short-term borrowings	950,876	39,316	5.52%	1,345,089	52,573	5.23%
Long-term debt	765,616	33,835	5.90%	891,008	43,270	6.49%
Total interest bearing liabilities	17,431,144	620,286	4.75%	15,937,363	513,445	4.31%
Non-interest bearing deposits	8,910,067			10,005,603
Other liabilities	535,221			433,689
Stockholders’ equity	3,199,909			3,095,091
Total liabilities and stockholders’ equity	$30,076,341			$29,471,746
Net interest income		$671,893			$699,750
Net interest margin			3.07%			3.25%
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

	Three Months Ended September 30, 2024/2023			Nine Months Ended September 30, 2024/2023
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$11,319	$647	$10,672	$24,277	$2,730	$21,547
Interest bearing cash and cash equivalents	(824)	(84)	(740)	(7,243)	(17,222)	9,979
Loans held for sale	(82)	(164)	82	248	11	237
Loans held for investment, mortgage finance	3,558	4,916	(1,358)	(9,109)	7,362	(16,471)
Loans held for investment	12,791	8,551	4,240	70,811	33,375	37,436
Total interest income	26,762	13,866	12,896	78,984	26,256	52,728
Interest expense
Transaction deposits	2,345	1,811	534	22,864	13,008	9,856
Savings deposits	20,447	16,201	4,246	80,428	33,265	47,163
Time deposits	7,346	5,476	1,870	26,241	8,758	17,483
Short-term borrowings	(5,792)	(5,347)	(445)	(13,257)	(15,454)	2,197
Long-term debt	(5,613)	(3,230)	(2,383)	(9,435)	(6,109)	(3,326)
Total interest expense	18,733	14,911	3,822	106,841	33,468	73,373
Net interest income	$8,029	$(1,045)	$9,074	$(27,857)	$(7,212)	$(20,645)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable.

Net Interest Income
Net interest income was $240.1 million for the three months ended September 30, 2024, compared to $232.1 million for the same period in 2023. The increase was primarily due to increases in average total LHI and yields on average earning assets, partially offset by an increase in average interest bearing liabilities.
Average earning assets for the three months ended September 30, 2024 increased $997.5 million compared to the same period in 2023, which included increases of $901.7 million in average total loans held for investment and $110.1 million in average investment securities, partially offset by a $6.2 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.5 billion for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $2.1 billion increase in average interest bearing deposits, partially offset by decreases of $380.9 million in average short-term borrowings and $198.1 million in average long-term debt. Average non-interest bearing deposits for the three months ended September 30, 2024 decreased to $9.4 billion from $10.0 billion for the same period in 2023.
Net interest margin for the three months ended September 30, 2024 was 3.16%, compared to 3.13% for the same period in 2023. The increase in net interest margin was primarily due to an increase in yields on investment securities, partially offset by an increase in the cost of interest bearing deposits. The increases in yields on earnings assets and cost of funds are attributed to the impact of rising interest rates.
The yield on total loans held for investment increased to 6.62% for the three months ended September 30, 2024, compared to 6.58% for the same period in 2023, and the yield on earning assets increased to 5.96% for the three months ended September 30, 2024, compared to 5.75% for the same period in 2023. Total cost of deposits increased to 2.94% for the three months ended September 30, 2024 from 2.62% for the same period in 2023, and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.76% for the three months ended September 30, 2024, compared to 2.60% for the same period in 2023.
Net interest income was $671.7 million for the nine months ended September 30, 2024, compared to $699.4 million for the same period in 2023. The decrease was primarily due to increases in the cost of interest bearing deposits and average interest bearing deposits, partially offset by an increase in yields on average earnings assets and an increase in average total loans held for investment.
Average earning assets increased $511.7 million for the nine months ended September 30, 2024, compared to the same period in 2023, which included increases of $852.5 million in average total loans held for investment and $155.7 million in average investment securities, partially offset by a decrease of $496.5 million in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.5 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase of $2.0 billion in average interest bearing deposits, partially offset by a $394.2 million decrease in average short-term borrowings and $125.4 million decrease in average long-term debt. Average non-interest bearing deposits for the nine months ended September 30, 2024 decreased to $8.9 billion from $10.0 billion for the same period in 2023.
Net interest margin for the nine months ended September 30, 2024 was 3.07%, compared to 3.25% for the same period of 2023. The decrease was primarily due to the effect of rising interest rates on the cost of interest bearing deposits, partially offset by higher earning asset yields, also as a result of rising interest rates, compared to the same period in 2023.
The yield on total loans held for investment increased to 6.66% for the nine months ended September 30, 2024, compared to 6.53% for the same period in 2023, and the yield on earning assets increased to 5.90% for the nine months ended September 30, 2024, compared to 5.63% for the same period in 2023. Total cost of deposits increased to 2.97% for the nine months ended September 30, 2024 from 2.36% for the same period in 2023 and total funding costs, including non-interest bearing deposits and stockholders' equity, increased to 2.80% for the nine months ended September 30, 2024, compared to 2.36% for the same period in 2023.
Non-interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$6,307	$5,297	$18,557	$15,477
Wealth management and trust fee income	4,040	3,509	11,306	10,653
Brokered loan fees	2,400	2,532	6,442	6,842
Investment banking and advisory fees	34,753	23,099	78,225	56,764
Trading income	5,786	6,092	16,148	18,693
Available-for-sale debt securities gains/(losses), net	(179,581)	—	(179,581)	489
Other	11,524	6,343	25,875	21,368
Total non-interest income	$(114,771)	$46,872	$(23,028)	$130,286
Non-interest income decreased $161.6 million during the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to the $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024, partially offset by increases in investment banking and advisory fees and other non-interest income.
Non-interest income decreased $153.3 million during the nine months ended September 30, 2024, compared to $130.3 million for the same period in 2023, primarily due to the $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024, partially offset by an increase in investment banking and advisory fees.
Non-interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Salaries and benefits	$121,138	$110,010	$368,705	$351,730
Occupancy expense	12,937	9,910	33,340	29,011
Marketing	5,863	4,757	17,895	20,168
Legal and professional	11,135	17,614	38,603	47,797
Communications and technology	25,951	19,607	69,078	57,655
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	4,906	5,769	18,897	11,632
Other	13,394	12,224	39,608	37,569
Total non-interest expense	$195,324	$179,891	$586,126	$555,562
Non-interest expense increased $15.4 million during the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to increases in salaries and benefits, occupancy expense and communications and technology expense, partially offset by a decrease in legal and professional expense. The third quarter of 2024 included restructuring expenses of $2.4 million recorded in salaries and benefits, $476,000 recorded in occupancy expense and $3.1 million recorded in communications and technology expense. The third quarter of 2024 also included a $651,000 release of FDIC special assessment accrual.
Non-interest expense for the nine months ended September 30, 2024 increased $30.6 million, compared to the same period in 2023, primarily due to increases in salaries and benefits, communications and technology expense and FDIC insurance assessment, partially offset by a decrease in legal and professional expense. Non-interest expense for the nine months ended September 30, 2024 included restructuring expenses of $4.4 million recorded in salaries and benefits, $476,000 recorded in occupancy expense and $3.1 million recorded in communications and technology expense, as well as $2.8 million in FDIC special assessment expense. The decrease in legal and professional expense for the nine months ended September 30, 2024 resulted primarily from declines in professional services, partially offset by a $5.0 million legal settlement expense recognized in the first quarter of 2024.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2023 Form 10-K for details of these portfolio segments.

(in thousands)	September 30, 2024	December 31, 2023
Commercial	$10,967,807	$10,410,766
Mortgage finance	5,529,659	3,978,328
Commercial real estate	5,314,814	5,500,774
Consumer	568,962	530,948
Gross loans held for investment	22,381,242	20,420,816
Unearned income (net of direct origination costs)	(87,071)	(80,258)
Total loans held for investment	$22,294,171	$20,340,558
Total loans held for investment were $22.3 billion at September 30, 2024, an increase of $2.0 billion from December 31, 2023. The Company experienced loan growth in all loan categories, except for commercial real estate, as it has continued to execute on its long-term strategy. Commercial loan growth includes the impact of the acquisition of a $332.0 million loan portfolio completed during the third quarter of 2024. Mortgage finance loans relate to the mortgage warehouse lending operations in which the Company purchases mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 25% and 19% of gross loans held for investment at September 30, 2024 and December 31, 2023, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of September 30, 2024, the Company had $5.3 billion in shared national credits, $1.0 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of September 30, 2024, approximately $16.5 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of September 30, 2024, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans held for investment
Commercial:
Business assets	$72,977	$63,094
Oil and gas properties	908	2,543
Accounts receivable and inventory	6,751	—
Machinery and equipment	2,948	3,332
Unsecured	8	79
Highly liquid assets	1,483	—
Other	738	—
Total commercial	85,813	69,048
Commercial real estate:
Hotel/motel	—	12,350
Commercial property	2,183	—
Total commercial real estate	2,183	12,350
Consumer:
Single family residences	964	—
Total consumer	964	—
Total non-accrual loans held for investment	88,960	81,398
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$88,960	$81,398

Non-accrual loans held for investment to total loans held for investment	0.40%	0.40%
Total non-performing assets to total assets	0.28%	0.29%
Allowance for credit losses on loans to non-accrual loans held for investment	3.1x	3.1x

Loans held for investment past due 90 days and accruing	$5,281	$19,523
Loans held for investment past due 90 days to total loans held for investment	0.02%	0.10%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $49.0 million for the nine months ended September 30, 2024, compared to a provision of $53.0 million for the nine months ended September 30, 2023. The provision for credit losses for the nine months ended September 30, 2024 reflects growth in loans held for investment and $28.8 million in net charge-offs recorded during the nine months ended September 30, 2024. The Company recorded $28.8 million in net charge-offs during the nine months ended September 30, 2024, compared to $37.1 million in net charge-offs during the same period in 2023. Criticized loans totaled $897.7 million at September 30, 2024, compared to $738.2 million at December 31, 2023.

The table below presents key metrics related to the Company’s credit loss experience:

	September 30, 2024	September 30, 2023
Allowance for credit losses on loans to total loans held for investment	1.23%	1.19%
Allowance for credit losses on loans to average total loans held for investment(1)	1.30%	1.21%
Total allowance for credit losses to total loans held for investment	1.43%	1.41%
Total provision for credit losses to average total loans held for investment(1)(2)	0.31%	0.35%
(1)Ratios are calculated using average balance for the nine months ended September 30, 2024 and 2023, respectively.
(2)Ratios are annualized utilizing provision for credit losses for the nine months ended September 30, 2024 and 2023, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$23,074	0.29%	$37,054	0.48%
Mortgage finance	—	—%	—	—%
Commercial real estate	5,698	0.13%	—	—%
Consumer	30	0.01%	36	0.01%
Total	$28,802	0.18%	$37,090	0.25%
(1)Ratios are calculated using net charge-offs for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	September 30, 2024	December 31, 2023
Interest bearing cash and cash equivalents	$3,894,537	$3,042,357
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	17.5%	15.0%
Total earning assets	12.8%	11.1%
Total deposits	15.1%	13.6%
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

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$25,346,842	98.0%	$21,454,568	95.9%
Brokered deposits	518,413	2.0%	917,271	4.1%
Total deposits	$25,865,255	100.0%	$22,371,839	100.0%

Estimated uninsured assessable deposits, including accrued interest, were 40% of total deposits at September 30, 2024, compared to 43% of total deposits at December 31, 2023. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	September 30, 2024	December 31, 2023
Repurchase agreements	$—	$—
FHLB borrowings	1,035,000	1,500,000
Total short-term and other borrowings	$1,035,000	$1,500,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	September 30, 2024	December 31, 2023
FHLB borrowing capacity relating to loans and pledged securities	$4,544,368	$2,602,092
FHLB borrowing capacity relating to unencumbered securities	4,233,977	3,737,615
Total FHLB borrowing capacity(1)	$8,778,345	$6,339,707
Unused federal funds lines available from commercial banks	$1,203,000	$1,188,000
Unused Federal Reserve borrowings capacity	$4,561,828	$4,094,801
Unused revolving line of credit(2)	$75,000	$100,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2025. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2024 or 2023.
The Company has long-term debt outstanding of $660.2 million as of September 30, 2024, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.2 billion for the nine months ended September 30, 2024 compared to $3.1 billion for the same period in 2023. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.

On January 17, 2024, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $150.0 million in shares of its outstanding common stock. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, our capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2025, and the program may be suspended or discontinued at any time. During the nine months ended September 30, 2024, the Company repurchased 1,381,436 shares of its common stock for an aggregate purchase price, including excise tax expense, of $81.5 million, at a weighted average price of $58.57 per share.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of September 30, 2024, the quantitative estimate of the allowance for credit loss would increase by approximately $108.3 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

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
In addition, the Company has exposure to market risk through its trading desk that engages in fixed income and equity securities, derivatives and foreign exchange transactions to support the investing and hedging activities of customers. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of September 30, 2024, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of September 30, 2024 is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2024 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,894,537	$—	$—	$—	$3,894,537
Investment securities(1)	87,278	58,599	542,459	3,717,184	4,405,520
Variable loans	20,511,000	450,650	111,860	204,374	21,277,884
Fixed loans	24,049	96,444	202,847	789,040	1,112,380
Total loans(2)	20,535,049	547,094	314,707	993,414	22,390,264
Total interest sensitive assets	$24,516,864	$605,693	$857,166	$4,710,598	$30,690,321
Liabilities
Interest bearing customer deposits	$14,419,986	$—	$—	$—	$14,419,986
CDs	540,176	1,664,309	169,225	755	2,374,465
Total interest bearing deposits	14,960,162	1,664,309	169,225	755	16,794,451
Short-term borrowings	1,035,000	—	—	—	1,035,000
Long-term debt	113,406	—	174,652	372,114	660,172
Total borrowings	1,148,406	—	174,652	372,114	1,695,172
Total interest sensitive liabilities	$16,108,568	$1,664,309	$343,877	$372,869	$18,489,623
GAP	$8,408,296	$(1,058,616)	$513,289	$4,337,729	$—
Cumulative GAP	$8,408,296	$7,349,680	$7,862,969	$12,200,698	$12,200,698
Non-interest bearing deposits					9,070,804
Stockholders’ equity					3,354,044
Total					$12,424,848
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
For modeling purposes, the “shock test” scenarios as of September 30, 2024 and September 30, 2023 assume immediate, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	September 30, 2024	September 30, 2023
+ 200 basis points	6.1%	6.0%
+ 100 basis points	3.1%	3.0%
- 100 basis points	(6.5)%	(4.3)%
- 200 basis points	(13.5)%	(8.6)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2023 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the nine months ended September 30, 2024 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
First Quarter
January 2024	—	$—	—	$150,000,000
February 2024	112,215	58.23	112,215	143,466,072
March 2024	417,123	59.55	417,123	118,624,951
Total	529,338	$59.27	529,338	$118,624,951
Second Quarter
April 2024	393,914	$58.46	393,914	$95,596,029
May 2024	41,597	58.64	41,597	93,156,593
June 2024	416,587	57.78	416,587	69,085,247
Total	852,098	$58.14	852,098	$69,085,247
Third Quarter
July 2024	—	$—	—	$69,085,247
August 2024	—	—	—	69,085,247
September 2024	—	—	—	69,085,247
Total	—	$—	—	$69,085,247
Year to date total	1,381,436	$58.57	1,381,436	$69,085,247
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

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Amended and Restated Employment Agreement, dated as of July 29, 2024, between Texas Capital Bancshares, Inc. and Robert C. Holmes*+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 17, 2024

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)