Form 10-K
period 2024-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2025-02-11
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒        No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $2,779,596,000.
There were 46,012,977 shares of the registrant’s common stock outstanding on February 10, 2025.

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
•The failure to identify, attract and retain key personnel and other employees.
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
•The ability to effectively manage the information technology systems, including third party vendors, cyber or data privacy incidents or other failures, disruptions or security breaches, and risk related to the development and use of artificial intelligence (“AI”).
•The ability to develop and use technologies to provide products and services that will satisfy customer demands.
•Changes in interest rates, including the impact of interest rates on the Company’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of the Company’s assets and liabilities.
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

•Adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions.
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
•Severe weather, natural disasters, climate change, acts of war or terrorism, global conflict (including those already reported by the media, as well as others that may arise) or other external events.
•Risks relating to securities, including the volatility of stock price, rights of holders of the indebtedness and preferred stock and other related factors.
•Other factors and other information in this Report and in other reports and filings that we make with the U.S. Securities and Exchange Commission (“SEC”), including, without limitation, those found in “Part 1 – Item 1A. Risk Factors” of this Report.
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
The Company’s business activities are conducted primarily through its wholly-owned bank subsidiary Texas Capital Bank (the “Bank”) and its wholly-owned non-bank subsidiary, TCBI Securities Inc. (“TCBI Securities”). The Bank is a Texas state-chartered bank. TCBI Securities is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”) and Municipal Securities Rulemaking Board (“MSRB”).
The Company was incorporated as a Delaware corporation in 1996 and commenced banking operations in 1998.
Business Strategy and Markets
The Company was founded with an entrepreneurial culture and a mission to build a commercial banking presence across Texas. Drawing on the banking experience and business and community ties of management, the Company’s strategy has evolved to become a Texas-based full-service financial services firm that can seamlessly serve the best clients in its markets through the entirety of their life cycles. A core tenet of this strategy is the maintenance of financial resiliency through market and rate cycles enabling the Company to serve its clients, access markets, and support its communities through changing market conditions. The Company is well positioned with a wide range of relevant products and services and seeks to maintain best-in-class levels of liquidity, credit reserves and capital.
Competition
The Company’s business is concentrated in Texas which is a highly competitive market for banking services. TCBI competes with national, regional, and local bank holding companies and commercial banks. The largest banking organizations operating in Texas are headquartered outside of the state and are controlled by out-of-state organizations. TCBI also competes with other providers of financial services, such as non-bank financial institutions, commercial finance and leasing companies, consumer finance companies, financial technology companies, securities firms, insurance companies, full-service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. As a tenet of TCBI’s strategic plan, the Company believes that commercial businesses, entrepreneurs and professionals are interested in banking with a company both headquartered and with decision-making authority based in Texas.
The Company’s banking centers in its target markets are served by experienced bankers with expertise in the specific industries found in their market areas and established community ties. The Company believes it is positioned to offer clients more responsive, comprehensive and personalized service and advice than its competitors. By providing effective service to these customers, the Company believes it will be able to establish “first call” relationships, and provide services responsive to the banking needs of its customers, thereby enhancing its relevance and financial returns.
While the Texas market continues to be central to its growth and success, the Company has built several lines of business that offer specialized products and services to businesses and individuals regionally and nationwide, including mortgage finance, homebuilder finance, corporate and investment banking and Bask Bank. Bask Bank is an online division of the Bank that offers depositors American Airlines AAdvantage® miles in lieu of cash interest as well as traditional interest bearing deposit products, such as checking accounts, savings accounts and certificates of deposit. The Company believes these business lines help to mitigate its geographic concentration risk in Texas.
Products and Services
The Company offers a variety of loan, deposit account and other financial products and services to its customers.
Business Customers. The Company offers an extensive range of products and services oriented to the needs of its business customers, including commercial loans; real estate term and construction loans; mortgage warehouse lending and mortgage finance services; treasury management services, including online banking, foreign exchange and debit and credit card services; investment banking and advisory services; and letters of credit.
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

Lending Activities
The Bank targets its lending to commercial businesses, entrepreneurs and professionals who meet certain desired client characteristics and credit standards. The credit standards are set by a standing Credit Policy Committee with the assistance of the Chief Credit Officer, who is charged with ensuring that all loans in the portfolio meet the credit standards. The Credit Policy Committee is comprised of senior Bank officers, including the Chief Risk Officer, the Chief Credit Officer and other Bank officers as deemed appropriate, and is subject to oversight by the Risk Committee of the Company's board of directors. The Company believes it maintains an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Of note, the Company’s mortgage finance business encounters seasonal demands for credit, surges and declines in consumer demand driven by changes in interest rates and month-end upticks of residential mortgage closings.
The credit standards for commercial borrowers are based on numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are analyzed based on current industry concentrations in the loan portfolio to identify and manage the risks presented by concentration of loans in any particular industry. The Company believes its credit standards are consistent with achieving its business objectives in the markets it serves and are an important part of the Company’s risk mitigation strategy. The Company believes that it is differentiated from its competitors by its client selection, focus on and targeted marketing to its core customers and by its ability to tailor its products to the individual needs of its customers.
The Company generally extends variable rate loans in which the interest rate fluctuates with a specified reference rate and may provide for a minimum floor rate. The use of variable rate loans is designed to protect the Company from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.
Treasury Solutions and Deposit Products
The Bank offers treasury solutions and deposit products to meet its customers evolving needs. For commercial business customers, the Bank offers a full suite of deposit solutions including checking, money market savings, and sweep accounts with competitive industry rates. Treasury products offered include payment and receivables solutions ranging from instant payments, wire, ACH, commercial card, merchant, and lockbox solutions underpinned by a digital platform that supports a broad range of payment capabilities, information reporting and liquidity management solutions.
Personal banking deposit products offered by the Bank include checking accounts, savings accounts, money market accounts and certificates of deposit. Personal banking deposit customers have online and mobile access to fully manage their accounts leveraging features that include funds transfers, peer-to-peer payments, bill pay, wire transfer requests, remote check deposit and more.
Wealth Management and Trust
Texas Capital Bank Private Wealth Advisors (“PWA”) services include investment management, lending, depository products, financial planning, trust and estate services, as well as insurance services. PWA professionals work with clients to define objectives, goals, and strategies. Investment managers work alongside the client to choose an individually tailored program that matches their financial goals and aspirations while complying with their risk tolerance. PWA also offers its clients a financial plan to help assess their progress towards achieving long-term financial objectives. PWA also offers insurance solutions, as well as trust and estate planning services that provide advice regarding the transfer of assets to family or charitable entities.
Investment Banking
The Company offers a full suite of investment banking products and services to clients. Investment banking professionals provide financial advisory, securities underwriting, sales and trading, research and other services by leveraging their knowledge of industry dynamics, transaction structure and market conditions complemented by a network of investors, buyers, lenders and other capital sources, to assist clients in completing a variety of transactions. Additionally, the Company offers services to manage interest rate, foreign exchange, and commodity risks, and enable market access by offering sales, trading and other institutional services.
Human Capital
The Company desires to attract, develop, engage and retain the best talent in its markets, based on qualifications, skills and experience, and to plan for succession of key talent and executives to achieve its strategic objectives. The Company regularly evaluates the resources available to employees to address professional, financial and health-related matters, by seeking employee input through surveys, as the health, safety and well-being of employees is of paramount importance. The Compensation and Human Capital Committee of the Board of Directors provides oversight of human capital management, including talent management, executive succession planning, and company culture and engagement.

The Company culture is performance-driven where decisions regarding hiring, promotions, compensation, and other opportunities are made with an emphasis on merit and individual contributions. Equally important, creating and maintaining a respectful workplace is a priority where the Company strives to foster a culture where all individuals feel safe and appreciated for who they are and the value they bring to the organization. This means treating everyone – colleagues, clients, and partners – with professionalism and courtesy, regardless of differences in personal background, perspectives, or experiences. Communication and collaboration is promoted across all levels of the organization, encouraging employees to share their ideas and insights. The Company believes that a respectful culture is one where every individual feels respected and where healthy dialogue helps drive innovation, creativity, and quality results. To reinforce this culture, all employees are expected to act with integrity, exhibit professionalism, and respect their coworkers.
The Company offers a comprehensive benefits program to its employees and designs compensation programs to attract, retain and motivate employees that align with Company performance. The Company’s performance management process is designed to foster succession planning deeper into the organization. The Company utilizes feedback from exit interviews to drive improvements where possible.
The Company has robust training and development programs, which include job profiles for roles across the Company with skills, knowledge, and abilities to empower employees to focus on targeted skill development and career ownership. Further, the Company uses leadership models that identify the critical skills and behaviors necessary to be successful at the Company, and success profiles that describe the critical knowledge, skills and abilities needed for each role.
To help employees be successful in their roles, the Company utilizes a Human Capital Management System, which among other things, facilitates streamlined Human Resources (“HR”) processes, creating a more favorable employee experience and engagement in HR-related activities.
At December 31, 2024, the Company had 1,818 employees, nearly all of whom are full time. Due to the Company’s significant Texas-based operations and branch-lite network, the majority of its employees are based in Texas.
None of the Company’s employees are represented by a collective bargaining agreement, and management considers relations with employees to be good.
Regulation and Supervision
General.    The Company is subject to extensive federal and state laws and regulations that impose specific requirements and provide regulatory oversight of virtually all aspects of its operations. These laws and regulations generally are intended for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Complying with the regulations discussed below did not have and is not expected to have a material effect on capital expenditures, earnings and competitive position. The Company does not have any environmental control facilities and did not spend any capital expenditures on such facilities during 2024.
The following discussion summarizes certain laws, regulations and policies to which the Company is subject. It does not address all applicable laws, regulations and policies that affect the Company currently or might affect it in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
TCBI’s activities are governed by the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to primary regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the BHCA. The Company files quarterly reports and other information with the Federal Reserve. As a public company, the Company also files reports with the SEC and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to the Company’s securities, financial reporting and certain governance matters. Because TCBI’s securities are listed on the Nasdaq Global Select Market (“Nasdaq”), the Company is subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
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
TCBI Securities is subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA, MSRB and state securities regulators. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA considers a variety of factors in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

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
In order for the Company to undertake certain new activities permitted by the BHCA and the GLB Act, the Company must be considered “well capitalized” (as defined below) and well managed, the Bank must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act, and must notify the Federal Reserve within 30 days of engaging in the new activity.
Under Federal Reserve regulations, which were codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), TCBI is expected to act as a source of financial and managerial strength to the Bank and to commit resources to its support. Such support may be required even at times when a holding company may not be in a financial position, or otherwise inclined, to provide such resources. Additionally, TCBI could in certain circumstances be required to guarantee the capital restoration plan of the Bank if it became undercapitalized.
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
If, in the opinion of the applicable federal bank regulatory authorities, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends or repurchase or redemptions of securities), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe or unsound banking practice. Declaring or paying dividends that exceed its earnings for the relevant period could result in supervisory findings by the Federal Reserve. Federal Reserve regulations require that the Company, under certain circumstances, provide prior notice or obtain prior approval for redemptions or repurchases of its equity securities. Under such regulations, the Federal Reserve may disapprove such actions if the Federal Reserve finds that they would constitute an unsafe or unsound practice or violate any law or Federal Reserve order.
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
The Company has met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since it commenced filing of the applicable reports with its federal banking regulators, and as of December 31, 2024 the Bank's CET1 risk-based capital ratio, Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio were in excess of the amounts required for the Bank to be classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations, which are discussed in more detail below.
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

In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under this rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution’s eligible retained income, when considered in conjunction with capital ratios and the capital conservation buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2024, the Company was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2025.
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
Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by the Bank. Regulators could also require the Company to make retroactive adjustments to financial statements to reflect such changes. A regulatory capital ratio or category may not constitute an accurate representation of a financial institution’s overall financial condition or prospects. The Company’s regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
In December 2020, the FDIC issued a final rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and generally reduces the scope of deposits that would be classified as brokered, which most directly affects banks rated as “adequately capitalized” or “undercapitalized”. The final rule became effective on April 1, 2021, with an extended compliance date of January 1, 2022. Compliance with the final rule did not have an impact to the Company’s classification of brokered deposits. On July 30, 2024, the FDIC proposed a rule to expand the scope of deposits that would be classified as brokered. As of December 31, 2024, this rule has not been finalized.
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
On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam. The final rules have been subject to an injunction since March 29, 2024. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit.
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
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to ensure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, as required by the Dodd-Frank Act, the Federal Reserve, the FDIC and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented.
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
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, which began with the first quarterly assessment period of 2024. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.
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
Market Risks
•The Company must effectively manage its interest rate risk.
•The Company must effectively manage market risk associated primarily with sales and trading activities.
•Changes in interest rates affect the value of the Company’s securities portfolio, and the Company may realize losses if it were to sell such securities at a time when interest rates are higher than the yield on the Company’s securities portfolio.
Strategic Risks
•The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers.
•The Company must effectively execute its business strategy in order to continue asset and earnings growth.
•The Company must be effective in developing and executing new lines of business and new products and services while managing associated risks, including the ability to use technology to provide products and services that will satisfy customer demands.
•The Company may pursue bank and non-bank acquisition opportunities as they arise. However, even if the Company identifies attractive acquisition opportunities, it may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.

Operational Risks
•The Company must continue to attract, retain and develop key personnel.
•The Company, its vendors and customers must effectively manage information systems and cyber risk and threats which may result in disruptions, failures or breaches in security.
•A successful cyber attack affecting the Company could cause significant harm to the Company and its clients and customers.
•The Company’s operations rely extensively on a broad range of external vendors.
•The development and use of AI presents risks and challenges that may adversely impact the Company’s business.
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
•Negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.
•The Company is subject to environmental liability risk associated with lending activities.
•Severe weather, earthquakes, other natural disasters, climate change, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business.
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
The Company’s business is concentrated in Texas and exposure to the Texas economy, including the energy industry, could adversely affect its performance. Although more than 50% of the Company’s loan exposure is outside of Texas and more than 50% of its deposits are sourced outside of Texas, the Texas concentration remains significant compared to peer banks. A majority of the loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, the Company’s financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. Furthermore, while the Texas economy is increasingly more diversified, the energy sector and related industries continue to play an important role in the overall Texas economy and represent a significant part of the economies in some of the primary markets in which the Company operates. The Company’s portfolio of energy loans consists primarily of producing reserve-based loans to exploration and production companies, with a smaller portion of loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses are significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. There is no assurance that the Company will not be materially adversely impacted by the direct and indirect effects of current and future economic conditions in Texas.
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
One potential source of liquidity for the Company are brokered deposits arranged by brokers acting as intermediaries, typically larger money-center financial institutions. The Company receives these deposits from certain of its customers in connection with its delivery of other financial services to them or their customers. The deposits are subject to regulatory classification as brokered deposits, which are generally considered to be more sensitive to interest rates, with a higher withdrawal than other deposits if the rates offered are not competitive with rates offered by the Bank’s competitors. Furthermore, banks with higher levels of brokered deposits may be viewed as having higher liquidity risks, which may lead to further deposit outflow.
If the Bank does not maintain regulatory capital above the level required to be well capitalized the Bank would be required to obtain FDIC consent for it to continue to accept, renew or roll over most deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. The Bank could also be required to suspend or eliminate deposit gathering from any source classified as brokered deposits. The FDIC can change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits and the FDIC has proposed rules that would reclassify certain deposits as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers.
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
The Company’s mortgage finance business has experienced, and will likely continue to experience, highly variable usage of the Company’s funding capacity resulting from seasonal demands for credit, changes in consumer demand driven by changes in interest rates, housing affordability and supply and month-end “spikes” of residential mortgage closings. These spikes could also result in the Company and the Bank having capital ratios that are below internally targeted levels or even levels that could cause the Bank to not be well capitalized and could affect liquidity levels. At the same time, managing this risk by declining to respond fully to the needs of customers could severely impact the business. The Company has historically responded to these variable funding demands by, among other things, increasing the extent of participations sold in its mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the FHLB. Its mortgage finance customers have also provided significant deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefited liquidity and net interest margin. In response to competitive pressures, the Company sometimes finds it necessary to pay interest on some of these accounts, as regulations allow or require and this trend may continue, which can affect its costs of funds. Individual escrow account balances also experience significant variability monthly as principal and interest payments, including ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of its mortgage interests of approximately 20 days will allow the Company, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated capital and funding requirements, any such action might significantly damage the business and important mortgage finance relationships.
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
Rising interest rates in prior periods have increased interest expense, with a commensurate positive effect on net interest income; however, interest rates have begun to decrease following three cuts to the Federal Funds rate by the Federal Reserve in 2024. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates.
The company must effectively manage market risk associated primarily with sales and trading activities. In addition to interest rate risk, the Company is exposed to market risk, principally related to trading activities conducted to support customer transactions or to provide customers with liquidity. The Company typically seeks to manage the market risks of its positions with offsetting positions that eliminate or reduce market risk to fall within acceptable tolerances.
The Company uses VaR as a primary risk measure to aggregate, monitor and limit risks at the portfolio level across all trading activities. VaR is calculated based on one year historical moves in key market risk factors relevant to the financial asset and any associated portfolio and estimates potential loss on subject positions at 95th percentile confidence interval.
Changes in interest rates affect the value of the Company’s securities portfolio, and the Company may realize losses if it were to sell such securities at a time when interest rates are higher than the yield on the Company’s securities portfolio. As a result of inflationary pressures and the resulting rapid increases in interest rates in prior periods, the trading value of previously issued government and other fixed income securities declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in U.S. banks’ securities portfolios. If the Company were to sell securities with embedded unrealized losses, as the Company did in the third quarter of 2024, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
Strategic Risks
The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers. Competition among providers of financial services in markets, in Texas, regionally and nationally, is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders, financial technology companies and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than the Company does and are able to offer a broader range of products and services than the Company can. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. The Company is increasingly faced with competition in many of its products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in any of the lines of business could cause the Company to lose market share, slow or reverse growth rate or suffer adverse effects on financial condition, results of operations or profitability. See the discussion above in Item 1. Business – Competition for additional discussion of the Company’s competition.
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
The Company must be effective in developing and executing new lines of business and new products and services while managing associated risks, including the ability to use technology to provide products and services that will satisfy customer demands. The Company’s business strategy involves developing and growing new lines of business and offering new products and services, including through the introduction of new technologies, within existing lines of business to grow its client base, retain existing clients and realize strategic priorities for revenue growth. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that the Company invests significant time and resources before new sources of revenues, funding and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible, or their realization may be delayed. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of the Company’s system of internal controls and risk management strategies. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond the Company’s control. Regulators could determine that the Company’s, the Bank’s or TCBI Securities’ risk management practices are not adequate or the Company’s, the Bank’s or TCBI Securities’ capital levels are not sufficiently in excess of well capitalized levels and take action to restrain growth. Failure to successfully manage these risks, generally and to the satisfaction of regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on the business, results of operations and financial condition.
The Company may pursue bank and non-bank acquisition opportunities as they arise. However, even if the Company identifies attractive acquisition opportunities, it may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions. While the Company continues to focus on organic growth opportunities, it may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in the Company’s core markets and beyond. The number of financial institutions headquartered in Texas, regionally and nationally, continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, the Company would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent the Company from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce the Company’s potential returns and reduce the attractiveness of these opportunities. Furthermore, even if the Company is able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to the Company or it may fail to realize the anticipated benefits from such acquisitions. In addition, all acquisitions are subject to various regulatory approvals, and if the Company were unable (or there was a perception that the Company would be unable) to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability, or regulatory compliance issues, it would impair the Company’s ability to consummate acquisitions. Any acquisition could also be dilutive to the Company’s earnings and shareholders’ equity per share of the Company’s common stock.
Operational Risks
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
The development and use of AI presents risks and challenges that may adversely impact the Company’s business. The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
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
The risk management strategies and processes may not be effective and the Company’s controls and procedures, including disclosure controls and procedures and internal control over financial reporting, may fail or be circumvented. The Company continues to invest in the development of risk management techniques, strategies, assessment methods and related controls and monitoring approaches on an ongoing basis. However, these risk management strategies and processes may not be fully effective in mitigating the risk exposure in all economic market environments or against all types of risk. Any failures in risk management strategies and processes to accurately identify, quantify and monitor risk exposure could limit the ability to effectively manage risks. Management regularly reviews and updates internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. In particular, any failure to maintain or develop effective internal control over financial reporting and disclosure controls and procedures and or any difficulties encountered in their implementation or improvement could cause the Company to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, including if the Company were to report a material weakness, which would likely have a negative effect on the trading price of the Company’s common stock. If the Company has a material weakness in its internal control over financial reporting, the Company may not detect errors on a timely basis and its financial statements may be materially misstated. If the Company is unable to maintain effective internal controls over financial reporting and disclosure controls, the Company could become subject to investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation, which could require additional management attention and which could adversely affect the Company’s business, financial condition and results of operations.
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
Legal, Regulatory and Compliance Risks
The Company is subject to extensive government regulation and supervision and interpretations thereof. The Company, as a bank holding company and financial holding company, and the Bank, as a Texas state-chartered bank, are subject to extensive federal and state regulation and supervision and the potential for regulatory enforcement actions, which impact the business on a daily basis. TCBI Securities is also subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA, MSRB and state securities regulators. These regulations affect lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of customers. See the discussion above at Business - Regulation and Supervision for additional discussion of the extensive regulation and supervision the Company and the Bank are subject to.
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
•the financial health of customers and economic conditions affecting them and the value of collateral, including effects from the continued price volatility of oil and gas and other commodities;
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
Negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. Any future bank failures like those experienced in 2023 or similar events may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.
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
Severe weather, earthquakes, other natural disasters, climate change, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business. Severe weather, earthquakes, other natural disasters, pandemics, climate change, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional expenses or disrupt the Company’s operations. In recent years, hurricanes have caused extensive flooding and destruction along the coastal areas of Texas and in other areas in the U.S., including communities where the Company conducts business. Climate change has the potential to increase to frequency and severity of these severe weather events in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on the business, financial condition, results of operations or profitability.
Furthermore, legislative and regulatory initiatives related to climate change have the potential to disrupt the business and result in operational changes and expenditures that could significantly impact the business and the operations and creditworthiness of the Company’s clients and also increase the compliance burden on the Company.
Negative public opinion could damage the Company’s reputation and adversely affect its earnings. Reputational risk, or the risk to earnings and capital from negative public opinion, is inherent in the business. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities; management of actual or potential conflicts of interest and ethical issues; protection of confidential client information; and public scrutiny related to environmental, social and governance issues. The Company’s brand and reputation may also be harmed by actions taken by third parties that it contracts with to provide services to the extent such parties fail to meet their contractual, legal and regulatory obligations or act in a manner that is harmful to clients. If the Company fails to supervise these relationships effectively, it could also be subject to regulatory enforcement, including fines and penalties. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and can expose it to litigation and regulatory action. The Company takes steps to minimize reputation risk, but its efforts may not be sufficient.
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
The holders of the Company’s indebtedness and preferred stock have rights that are senior to those of its common stockholders. As of December 31, 2024, the Company had $375.0 million in outstanding subordinated notes issued by the holding company, $175.0 million in outstanding subordinated notes issued by the Bank, and $113.4 million in outstanding junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. Payments of the principal and interest on trust preferred securities are conditionally guaranteed to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2024, the Company had issued and outstanding 300,000 shares of 5.75% fixed rate non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and 12 million depositary shares, each representing 1/40th interest in a share of the Series B preferred stock. The preferred stock is senior to the shares of common stock in right of payment of dividends and other distributions. The Company must be current on dividends payable to holders of preferred stock before any dividends can be paid on the common stock. In the event of the Company’s bankruptcy, dissolution or liquidation, the holders of preferred stock must be satisfied before any distributions can be made to common stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions and the Company’s information systems, the Company has implemented a comprehensive cybersecurity risk management program, which is a component of its overarching enterprise risk management program. Key components of the cybersecurity risk management program include:
•A risk assessment process that identifies and prioritizes material cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.
•A third-party Managed Detection and Response (“MDR”) service, which monitors the security of the Company’s information systems around-the-clock, including intrusion detection and alerting.
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
The Company’s Third-Party Risk Management program is designed to ensure that its vendors meet its cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with the Company’s cybersecurity requirements.
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
Material Effects of Cybersecurity Threats
While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A. Risk Factors.
Governance
Board of Directors Oversight
The Company’s board of directors is charged with overseeing the establishment and execution of the Company’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility, the board of directors has delegated primary oversight responsibility (i) of the Company’s general risk management framework to the Risk Committee of the board of directors and (ii) of the Company’s information technology, cybersecurity risk and cybersecurity risk management to the Technology Committee of the board of directors, which was formed in the first quarter of 2025. At least one member of the Risk Committee also serves as a member of the Technology Committee. The Risk Committee previously has received, and the Technology Committee will receive on an ongoing basis, regular updates on the Company’s cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Information Security Officer (“CISO”) and the Chief Security

Officer (“CSO”). The Risk Committee previously has provided, and the Technology Committee will provide on an ongoing basis, updates regarding cybersecurity risks and the cybersecurity program to the full board of directors. Additionally, awareness and training on cybersecurity topics is provided to the board of directors on an annual basis.
Management's Role
The Information Security department is responsible for implementing and maintaining the Company’s cybersecurity risk management program. The Information Security department consists of cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Information Security is led by the CISO, who reports directly to the Chief Information Officer and the board of directors with dotted-line reporting to the Chief Risk Officer. The Company’s CISO has over 20 years of experience in cybersecurity across the financial services industry as well as experience working in a leading managed security services provider. Prior to joining the Company, the Company’s CISO served as leader of the Global Threat Management Center for a major global financial institution. The Information Risk department is led by the CSO, who reports directly to the Chief Risk Officer. The CSO is responsible for ensuring the protection of electronic and physical information through the identification and management of risk activities. As a governance and oversight function, the Information Risk department measures and reports on the quality of information and cyber risk management across all functions of the firm. Information security risk is reported by both the Information Security and Information Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the board of directors. The risk committees include the Operational and Information Technology Risk Management Committee, the Executive Risk Management Committee and the Risk Committee and Technology Committee of the board of directors. These committees establish and oversee policies, programs, and other guidance to provide specific expectations for managing cybersecurity risk.
ITEM 2.     PROPERTIES
The Company’s corporate headquarters is located in Dallas, Texas. These facilities, which the Company leases, house its executive and primary administrative offices, as well as the principal banking headquarters of Texas Capital Bank and primary office of supervisory of TCBI Securities. The Company also leases other facilities in its primary Texas market regions of Austin, Dallas, Fort Worth, Houston and San Antonio, some of which operate as full-service banking centers. The Company also leases an operations center in Richardson, Texas that houses its loan and deposit operations and customer call center.
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

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 10, 2025, there were approximately 130 holders of record of the Company’s common stock. The Company has not paid any cash dividends on its common stock since it commenced operations and has no plans to do so in the foreseeable future.
Stock Performance Graph
The following table and graph set forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2024, compared to an overall stock market index (Russell 2000 Index) and two of the Company’s peer group indexes (Nasdaq Bank Index and KBW Bank Index). The Russell 2000 Index (Bloomberg: RTY), Nasdaq Bank Index (Bloomberg: CBNK) and KBW Bank Index (Bloomberg: BKX) are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2019. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Texas Capital Bancshares, Inc.	$100.00	$104.81	$106.13	$106.24	$113.85	$137.75
Russell 2000 Index	100.00	117.99	134.10	105.65	121.77	133.74
Nasdaq Bank Index	100.00	89.74	124.75	102.08	96.13	112.02
KBW Bank Index	100.00	87.06	115.99	89.01	85.59	112.81

TCBI Stock Performance Graph
200
150
100
50
2019
2020
2021
2022
2023
2024
TCBI
Russell 2000 Index
Nasdaq Bank Index
KBW Bank Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company repurchased shares of its common stock in the open market during 2024 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs	Plans or Programs(1)
First Quarter
January 2024	—	$—	—	$150,000,000
February 2024	112,215	58.23	112,215	143,466,072
March 2024	417,123	59.55	417,123	118,624,951
Total	529,338	$59.27	529,338	118,624,951
Second Quarter
April 2024	393,914	$58.46	393,914	95,596,029
May 2024	41,597	58.64	41,597	93,156,593
June 2024	416,587	57.78	416,587	69,085,247
Total	852,098	$58.14	852,098	69,085,247
Third Quarter
July 2024	—	$—	—	69,085,247
August 2024	—	—	—	69,085,247
September 2024	—	—	—	69,085,247
Total	—	$—	—	69,085,247
Fourth Quarter
October 2024	—	$—	—	69,085,247
November 2024	—	—	—	69,085,247
December 2024	—	—	—	69,085,247
Total	—	$—	—	$69,085,247
Year to date total	1,381,436	$58.57	1,381,436	$69,085,247
(1)    The approximate dollar value of shares that may yet be purchased under the plans or programs and average price paid per share do not include the effect of excise tax expense incurred on net stock repurchases.
On January 17, 2024, the Company’s board of directors authorized a share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program.
On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program expires on January 31, 2026, but may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program.
Any repurchases under the Company’s repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations.
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	For the Year Ended December 31,
(dollars in thousands except per share data)	2024	2023	2022
Net interest income	$901,300	$914,123	$875,765
Provision for credit losses	67,000	72,000	66,000
Non-interest income	31,046	161,419	349,522
Non-interest expense	758,285	756,947	727,532
Income before income taxes	107,061	246,595	431,755
Income tax expense	29,553	57,454	99,277
Net income	77,508	189,141	332,478
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$60,258	$171,891	$315,228
Basic earnings per common share	$1.29	$3.58	$6.25
Diluted earnings per common share	$1.28	$3.54	$6.18
Net interest margin	3.03%	3.17%	2.79%
Return on average assets (“ROA”)	0.25%	0.64%	1.04%
Return on average common equity (“ROE”)	2.04%	6.15%	11.33%
Efficiency ratio(1)	81.3%	70.4%	59.4%
Non-interest income to average earning assets	0.11%	0.57%	1.12%
Non-interest expense to average earning assets	2.57%	2.66%	2.34%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Year ended December 31, 2024 compared to year ended December 31, 2023
The Company reported net income of $77.5 million and net income available to common stockholders of $60.3 million for the year ended December 31, 2024, compared to net income of $189.1 million and net income available to common stockholders of $171.9 million for the same period in 2023. On a fully diluted basis, earnings per common share was $1.28 for the year ended December 31, 2024, compared to $3.54 for the same period in 2023. ROE was 2.04% and ROA was 0.25% for the year ended December 31, 2024, compared to 6.15% and 0.64%, respectively, for the same period in 2023. The decrease in net income for the year ended December 31, 2024 compared to the same period in 2023 resulted primarily from a decrease in non-interest income, primarily as a result of the $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024 in connection with strategic balance sheet repositioning undertaken by the Company.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,386,458	$148,219	3.17%	$4,162,931	$108,294	2.37%	$3,525,986	$64,021	1.69%
Interest bearing cash and cash equivalents	3,940,590	203,406	5.16%	4,353,911	220,976	5.08%	5,967,329	97,271	1.63%
Loans held for sale	25,855	2,432	9.41%	33,166	2,856	8.61%	528,973	23,555	4.45%
Loans held for investment, mortgage finance(4)	4,612,994	179,233	3.89%	4,080,263	171,366	4.20%	5,285,612	201,680	3.82%
Loans held for investment(3)(4)	16,746,912	1,196,673	7.15%	16,076,646	1,126,843	7.01%	16,063,437	758,965	4.72%
Less: Allowance for credit losses on loans	263,279	—	—	249,180	—	—	221,639	—	—
Loans held for investment, net	21,096,627	1,375,906	6.52%	19,907,729	1,298,209	6.52%	21,127,410	960,645	4.55%
Total earning assets	29,449,530	1,729,963	5.82%	28,457,737	1,630,335	5.65%	31,149,698	1,145,492	3.65%
Cash and other assets	1,163,665			1,079,607			900,121
Total assets	$30,613,195			$29,537,344			$32,049,819
Liabilities and Stockholders’ Equity
Transaction deposits	$2,049,720	$65,215	3.18%	$1,466,583	$42,561	2.90%	$1,659,476	$18,099	1.09%
Savings deposits	12,143,539	572,126	4.71%	10,921,264	480,106	4.40%	9,983,571	151,400	1.52%
Time deposits	1,946,341	98,855	5.08%	1,573,294	65,108	4.14%	1,313,483	21,164	1.61%
Total interest bearing deposits	16,139,600	736,196	4.56%	13,961,141	587,775	4.21%	12,956,530	190,663	1.47%
Short-term borrowings	933,896	49,994	5.35%	1,323,039	70,642	5.34%	1,829,751	29,077	1.59%
Long-term debt	739,136	42,060	5.69%	882,904	57,383	6.50%	927,847	48,739	5.25%
Total interest bearing liabilities	17,812,632	828,250	4.65%	16,167,084	715,800	4.43%	15,714,128	268,479	1.71%
Non-interest bearing deposits	9,013,038			9,814,517			12,951,134
Other liabilities	532,058			460,779			301,251
Stockholders’ equity	3,255,467			3,094,964			3,083,306
Total liabilities and stockholders’ equity	$30,613,195			$29,537,344			$32,049,819
Net interest income		$901,713			$914,535			$877,013
Net interest margin			3.03%			3.17%			2.79%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans. Loan interest income includes loan fees totaling $54.6 million, $47.2 million and $37.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(4)In the first quarter of 2024, enhancements were made to the Company’s methodology for applying relationship pricing credits to mortgage client loans. To conform to the current period presentation, certain prior period interest income amounts have been reclassified from loans held for investment, mortgage finance to loans held for investment and related yields have been adjusted accordingly.

Volume/Rate Analysis
The following table presents the changes in taxable equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2024/2023			2023/2022
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$39,925	$5,298	$34,627	$44,273	$10,764	$33,509
Interest bearing cash and cash equivalents	(17,570)	(20,997)	3,427	123,705	(26,299)	150,004
Loans held for sale	(424)	(629)	205	(20,699)	(22,063)	1,364
Loans held for investment, mortgage finance	7,867	22,375	(14,508)	(30,314)	(46,044)	15,730
Loans held for investment	69,830	46,986	22,844	367,878	623	367,255
Total interest income	99,628	53,033	46,595	484,843	(83,019)	567,862
Interest expense
Transaction deposits	22,654	16,911	5,743	24,462	(2,103)	26,565
Savings deposits	92,020	53,780	38,240	328,706	14,253	314,453
Time deposits	33,747	15,444	18,303	43,944	4,183	39,761
Short-term borrowings	(20,648)	(20,780)	132	41,565	(8,057)	49,622
Long-term debt	(15,323)	(9,345)	(5,978)	8,644	(2,360)	11,004
Total interest expense	112,450	56,010	56,440	447,321	5,916	441,405
Net interest income	$(12,822)	$(2,977)	$(9,845)	$37,522	$(88,935)	$126,457
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable.

Net Interest Income
Net interest income was $901.3 million for the year ended December 31, 2024 compared to $914.1 million for 2023. The decrease was primarily due to increases in average interest bearing liabilities and deposit costs, partially offset by increases in average earning assets and yields on average earning assets.
Average earning assets for the year ended December 31, 2024 increased $1.0 billion compared to the same period in 2023, which included increases of $1.2 billion in average total loans and $223.5 million in average investment securities, partially offset by a $413.3 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.6 billion for the year ended December 31, 2024 compared to the same period in 2023, primarily due to a $2.2 billion increase in average interest bearing deposits, partially offset by decreases of $389.1 million in average short-term borrowings and $143.8 million in average long-term debt. Average non-interest bearing deposits for the year ended December 31, 2024 decreased to $9.0 billion from $9.8 billion for the same period in 2023.
Net interest margin for the year ended December 31, 2024 was 3.03% compared to 3.17% for 2023. The decrease was primarily due to an increase in interest bearing deposit yields, partially offset by higher yields on investment securities compared to the same period in 2023.
The yield on total loans held for investment, net, of 6.52% for the year ended December 31, 2024 was unchanged compared to the same period in 2023 and the yield on earning assets increased to 5.82% for the year ended December 31, 2024 compared to 5.65% for the same period in 2023. The average cost of total deposits increased to 2.93% for 2024 from 2.47% for the same period in 2023 and total funding costs, including all deposits, long-term debt and stockholders' equity, increased to 2.75% for 2024 compared to 2.46% for the same period 2023.

Non-interest Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Service charges on deposit accounts	$25,546	$20,874	$23,266
Wealth management and trust fee income	15,315	13,955	15,036
Brokered loan fees	8,961	8,918	14,159
Investment banking and advisory fees	104,965	63,670	24,974
Trading income	21,635	22,512	10,080
Gain on disposal of subsidiary	—	—	248,526
Available-for-sale debt securities gains/(losses), net	(179,581)	489	—
Other	34,205	31,001	13,481
Total non-interest income	$31,046	$161,419	$349,522
Non-interest income was $31.0 million for the year ended December 31, 2024, a $130.4 million decrease as compared to the same period in 2023, primarily due to the $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024, partially offset by an increase in investment banking and advisory fees.
Non-interest Expense

	Year Ended December 31,
(in thousands)	2024	2023	2022
Salaries and benefits	$466,578	$459,700	$434,906
Occupancy expense	45,266	38,494	44,222
Marketing	22,349	25,854	32,388
Legal and professional	53,783	64,924	75,858
Communications and technology	93,085	81,262	69,253
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	23,351	36,775	14,344
Other	53,873	49,938	56,561
Total non-interest expense	$758,285	$756,947	$727,532
Non-interest expense was $758.3 million for the year ended December 31, 2024, an increase of $1.3 million as compared to the same period in 2023, primarily due to increases in salaries and benefits, occupancy expense and communications and technology expense, partially offset by decreases in legal and professional expense and FDIC insurance assessment. Non-interest expense for the year ended December 31, 2024 included restructuring expenses of $4.4 million recorded in salaries and benefits, $476,000 recorded in occupancy expense and $3.1 million recorded in communications and technology expense. The decrease in legal and professional expense for the year ended December 31, 2024 resulted primarily from declines in professional services, partially offset by a $5.0 million legal settlement expense recognized in the first quarter of 2024. FDIC insurance assessment included a $2.8 million special assessment expense in 2024, as compared to a $19.9 million special assessment expense in 2023.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of these portfolio segments.

(in thousands)	December 31, 2024	December 31, 2023
Commercial	$11,145,591	$10,410,766
Mortgage finance	5,215,574	3,978,328
Commercial real estate	5,616,282	5,500,774
Consumer	565,376	530,948
Gross loans held for investment	22,542,823	20,420,816
Unearned income (net of direct origination costs)	(92,757)	(80,258)
Total loans held for investment	$22,450,066	$20,340,558
Total loans held for investment were $22.5 billion at December 31, 2024, an increase of $2.1 billion from December 31, 2023. The Company experienced loan growth in all loan categories as it has continued to execute on its long-term strategy. Commercial loan growth includes the impact of the acquisition of a $332.0 million loan portfolio completed during the third quarter of 2024. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 23% and 19% of gross loans held for investment at December 31, 2024 and December 31, 2023, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of December 31, 2024, the Company had $5.7 billion in shared national credits, $1.1 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of December 31, 2024, approximately $34.7 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of December 31, 2024, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.
The table below summarizes the industry concentrations of loans held for investment on a gross basis at December 31, 2024:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Financials (excluding banks)	$3,991,253	17.7%
Energy	1,226,290	5.4%
Technology, telecom and media	1,141,324	5.1%
Real estate related services (not secured by real estate)	960,319	4.3%
Healthcare and pharmaceuticals	651,417	2.9%
Commercial services	584,910	2.6%
Retail	388,120	1.7%
Machinery, equipment and parts manufacturing	361,545	1.6%
Entertainment and recreation	283,499	1.3%
Government and education	226,498	1.0%
Food and beverage manufacturing and wholesale	185,241	0.8%
Materials and commodities	180,240	0.8%
Transportation services	172,949	0.8%
Consumer services	139,321	0.6%
Utilities	77,780	0.3%
Diversified or miscellaneous	574,885	2.6%
Total commercial	11,145,591	49.5%
Mortgage finance	5,215,574	23.1%
Commercial real estate	5,616,282	24.9%
Consumer	565,376	2.5%
Total	$22,542,823	100.0%
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

The Company believes the loans it originates are appropriately collateralized under its credit standards. Approximately 97% of the Company’s loans held for investment are secured by collateral. The table below sets forth information regarding the distribution of loans held for investment on a gross basis among various types of collateral at December 31, 2024:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Business assets	$9,733,194	43.2%
Highly liquid assets	320,950	1.4%
Other assets	174,560	0.8%
Municipal tax- and revenue-secured	99,844	0.4%
Rolling stock	37,604	0.2%
U. S. Government guaranty	448	—%
Unsecured	778,991	3.5%
Total commercial	11,145,591	49.5%
Mortgage finance	5,215,574	23.1%
Commercial real estate	5,616,282	24.9%
Consumer	565,376	2.5%
Total	$22,542,823	100.0%
As noted in the tables above, approximately 25% of loans held for investment as of December 31, 2024 are commercial real estate loans that are generally secured by real property. The commercial real estate portfolio is comprised primarily of non-owner occupied construction/development financing and limited term financing provided to professional real estate developers, owners/managers of commercial real estate projects and properties, and residential builders/developers. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings, residential and commercial tract developments, and raw land or lots to be developed into single-family homes. The primary source of repayment on these loans is generally expected to come from the sale, permanent financing or lease of the real property collateral. As a result, the performance of these loans is generally impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing, and, in the case of loans to residential builder/developers, volatility in consumer demand.
The table below summarizes the commercial real estate loan portfolio on a gross basis, by property type as of December 31, 2024:

(dollars in thousands)	Amount	Percent of Total
Apartment/condominium buildings	$2,347,883	41.8%
Industrial buildings	1,092,380	19.5%
1-4 Family dwellings (other than condominium)	390,235	6.9%
Office buildings	361,941	6.4%
Senior housing buildings	318,580	5.7%
Shopping center/mall buildings	285,257	5.1%
Commercial buildings	210,702	3.8%
Hotel/motel buildings	136,767	2.4%
Self-storage buildings	113,861	2.0%
Student housing	72,695	1.3%
Commercial lots	67,705	1.2%
Residential lots	46,265	0.8%
Other	172,011	3.1%
Total commercial real estate loans	$5,616,282	100.0%

The table below summarizes the Company’s commercial real estate portfolio on a gross basis at December 31, 2024 as segregated by the geographic region in which the property is located. Approximately 55% of the commercial real estate collateral is located in Texas.

(dollars in thousands)	Amount	Percent of Total
Texas geographic region:
Dallas/Fort Worth	$975,287	17.3%
Houston	745,756	13.3%
San Antonio	627,445	11.2%
Austin	537,600	9.6%
Other Texas cities	179,083	3.2%
Total Texas	3,065,171	54.6%
Other states	2,551,111	45.4%
Total commercial real estate loans	$5,616,282	100.0%
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
Interest Reserve Loans
As of December 31, 2024 and December 31, 2023, the Company had $797.3 million and $788.9 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 6% and 14%, respectively, of outstanding commercial real estate loans. The use of interest reserves is common in construction loans and is carefully controlled by underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial condition precedents are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. The Company has ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When the Company finances land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or an analysis of market conditions and project feasibility indicates to management’s satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is the general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. The Company requires current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. If at any time management believes that the collateral position is jeopardized, the Company retains the right to stop the use of interest reserves. As of December 31, 2024 and December 31, 2023, none of the loans with interest reserves were on non-accrual.
Large Credit Relationships
The Company originates and maintains large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of the Bank is approximately $595.2 million. The Company, however, generally employs lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $60 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and assessed credit risk warrant a somewhat larger investment. The Company considers large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on large held for investment credit relationships outstanding at year-end:

	December 31, 2024			December 31, 2023
		Period End Balances			Period End Balances
(dollars in thousands)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	373	$20,195,542	$13,965,661	344	$18,053,123	$11,794,216
$20.0 million to $29.9 million	225	5,516,052	3,792,528	215	5,245,658	3,493,601
Loan Maturities and Interest Rate Sensitivity
The following table shows the contractual maturity distribution of loans held for investment on a gross basis as of December 31, 2024:

(in thousands)	Within 1 Year	1-5 Years	5-15 Years	After 15 Years	Total
Commercial	$1,945,669	$8,854,449	$332,219	$13,254	$11,145,591
Mortgage finance	5,215,574	—	—	—	5,215,574
Commercial real estate	1,941,802	3,405,219	225,391	43,870	5,616,282
Consumer	222,541	13,551	4,180	325,104	565,376
Total loans held for investment	$9,325,586	$12,273,219	$561,790	$382,228	$22,542,823
The following table shows the interest rate composition of loans held for investment on a gross basis with a maturity date over one year as of December 31, 2024:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Commercial	$667,754	$8,532,168	$9,199,922
Mortgage finance	—	—	—
Commercial real estate	270,721	3,403,759	3,674,480
Consumer	13,498	329,337	342,835
Total loans held for investment	$951,973	$12,265,264	$13,217,237

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	December 31, 2024	December 31, 2023
Non-accrual loans held for investment
Commercial:
Business assets	$64,481	$63,094
Oil and gas properties	—	2,543
Accounts receivable and inventory	6,315	—
Machinery and equipment	2,729	3,332
Unsecured	60	79
Highly liquid assets	1,340	—
Other	639	—
Total commercial	75,564	69,048
Commercial real estate:
Industrial buildings	20,637	—
Office buildings	14,000	—
Hotel/motel buildings	—	12,350
Total commercial real estate	34,637	12,350
Consumer:
Single family residences	964	—
Total consumer	964	—
Total non-accrual loans held for investment	111,165	81,398
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$111,165	$81,398

Non-accrual loans held for investment to total loans held for investment	0.50%	0.40%
Total non-performing assets to total assets	0.36%	0.29%
Allowance for credit losses on loans to non-accrual loans held for investment	2.4x	3.1x

Loans held for investment past due 90 days and accruing	$4,265	$19,523
Loans held for investment past due 90 days to total loans held for investment	0.02%	0.10%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $67.0 million for the year ended December 31, 2024, compared to a provision of $72.0 million for the year ended December 31, 2023. The provision for credit losses for the year ended December 31, 2024 reflects growth in loans held for investment and $40.9 million in net charge-offs recorded during the year ended December 31, 2024, compared to $50.9 million in net charge-offs during the same period in 2023. Criticized loans totaled $714.0 million at December 31, 2024, compared to $738.2 million at December 31, 2023.

The table below presents key metrics related to the Company’s credit loss experience:

	December 31, 2024	December 31, 2023
Allowance for credit losses on loans to total loans held for investment	1.21%	1.23%
Allowance for credit losses on loans to average total loans held for investment	1.27%	1.24%
Total allowance for credit losses to total loans held for investment	1.45%	1.46%
Total provision for credit losses to average total loans held for investment	0.31%	0.36%
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Year Ended December 31,
	2024		2023
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans	Net Charge-offs	Net Charge-offs to Average Loans
Commercial	$32,612	0.31%	$45,395	0.44%
Mortgage finance	—	—%	—	—%
Commercial real estate	8,246	0.15%	5,496	0.10%
Consumer	15	—%	36	0.01%
Total	$40,873	0.19%	$50,927	0.25%
The allowance for credit losses on loans totaled $271.7 million at December 31, 2024 and $250.0 million at December 31, 2023. The following table presents a summary of the Company’s allowance for credit losses on loans by portfolio segment for the past two years:

	December 31,
	2024		2023
(dollars in thousands)	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans
Commercial	$198,423	49%	$171,437	51%
Mortgage finance	2,755	23%	4,173	19%
Commercial real estate	68,825	25%	71,829	27%
Consumer	1,706	3%	2,534	3%
Total	$271,709	100%	$249,973	100%
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 4 - Loans and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for credit losses on loans.
Deposits
The Company competes for deposits by offering a full suite of deposit products and services to its customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to customers, tailored to the strategy of maintaining a branch-lite network. The Company offers banking centers, courier services and online and mobile banking. Bask Bank, the Bank’s digital-only online banking division, serves customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average total deposits for the year ended December 31, 2024 increased $1.4 billion compared to 2023. Average non-interest bearing deposits for the year ended December 31, 2024 decreased $801.5 million compared to 2023 and average interest bearing deposits increased $2.2 billion compared to 2023. The average cost of total deposits increased to 2.93% in 2024 from 2.47% in 2023.

The following table discloses average deposits and weighted-average cost of deposits by type:

	Year Ended December 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing	$9,013,038	—%	$9,814,517	—%
Interest bearing transaction	2,049,720	3.18%	1,466,583	2.90%
Savings	12,143,539	4.71%	10,921,264	4.40%
Time deposits	1,946,341	5.08%	1,573,294	4.14%
Total	$25,152,638	2.93%	$23,775,658	2.47%
The following table shows scheduled maturities of time deposits greater than $250,000:

(in thousands)	December 31, 2024	December 31, 2023
Months to maturity:
Three or less	$181,982	$79,162
Over three through six	84,889	127,289
Over six through twelve	186,469	150,382
Over twelve	42,148	19,535
Total	$495,488	$376,368
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, which are generally used to fund mortgage finance loans, and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and government sponsored entities to support the liquidity of mortgage finance loans.
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	December 31, 2024	December 31, 2023
Interest bearing cash and cash equivalents	$3,012,307	$3,042,357
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	13.4%	15.0%
Total earning assets	10.2%	11.1%
Total deposits	11.9%	13.6%
The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$24,704,091	97.9%	$21,454,568	95.9%
Brokered deposits	534,508	2.1%	917,271	4.1%
Total deposits	$25,238,599	100.0%	$22,371,839	100.0%

Estimated uninsured deposits, including accrued interest, were 41% of total deposits at December 31, 2024, compared to 43% of total deposits at December 31, 2023. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	December 31, 2024	December 31, 2023
FHLB borrowings	$885,000	$1,500,000
Total short-term and other borrowings	$885,000	$1,500,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	December 31, 2024	December 31, 2023
FHLB borrowing capacity relating to loans and pledged securities	$4,664,703	$2,602,092
FHLB borrowing capacity relating to unencumbered securities	4,189,993	3,737,615
Total FHLB borrowing capacity(1)	$8,854,696	$6,339,707
Unused federal funds lines available from commercial banks	$1,370,000	$1,188,000
Unused Federal Reserve borrowings capacity	$5,436,652	$4,094,801
Unused revolving line of credit(2)	$75,000	$100,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2026. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the year ended months ended December 31, 2024 or 2023.
The Company has long-term debt outstanding of $660.3 million as of December 31, 2024, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 10 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A. Risk Factors.
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
Capital Resources
The Company’s equity capital averaged $3.3 billion for the year ended December 31, 2024 compared to $3.1 billion for the same period in 2023. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
On January 17, 2024, the Company’s board of directors authorized a share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Remaining repurchase authorization under the January 18, 2023 share repurchase program was terminated upon authorization of this new program. During the year ended December 31, 2024, the Company repurchased 1,381,436 shares of its common stock for an aggregate purchase price, including excise tax expense, of $81.5 million, at a weighted average price of $58.57 per share.

On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program expires on January 31, 2026, but may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program.
Any repurchases under the Company’s repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations.
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
The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of December 31, 2024, the quantitative estimate of the allowance for credit loss would increase by approximately $139.6 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of December 31, 2024, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of December 31, 2024 is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2024 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,012,307	$—	$—	$—	$3,012,307
Investment securities(1)	87,458	183,652	374,873	3,750,132	4,396,115
Variable loans	21,046,263	117,120	135,404	199,105	21,497,892
Fixed loans	27,032	65,925	207,981	743,993	1,044,931
Total loans(2)	21,073,295	183,045	343,385	943,098	22,542,823
Total interest sensitive assets	$24,173,060	$366,697	$718,258	$4,693,230	$29,951,245
Liabilities
Interest bearing customer deposits	$15,500,423	$—	$—	$—	$15,500,423
CDs	768,124	1,298,625	185,879	120	2,252,748
Total interest bearing deposits	16,268,547	1,298,625	185,879	120	17,753,171
Short-term borrowings	885,000	—	—	—	885,000
Long-term debt	113,406	—	174,717	372,223	660,346
Total borrowings	998,406	—	174,717	372,223	1,545,346
Total interest sensitive liabilities	$17,266,953	$1,298,625	$360,596	$372,343	$19,298,517
GAP	$6,906,107	$(931,928)	$357,662	$4,320,887	$—
Cumulative GAP	$6,906,107	$5,974,179	$6,331,841	$10,652,728	$10,652,728
Non-interest bearing deposits					7,485,428
Stockholders’ equity					3,367,936
Total					$10,853,364
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
For modeling purposes, the “shock test” scenarios as of December 31, 2024 and December 31, 2023 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	December 31, 2024	December 31, 2023
+ 200 basis points	6.8%	3.2%
+ 100 basis points	3.4%	1.6%
- 100 basis points	(6.8)%	(4.4)%
- 200 basis points	(13.7)%	(9.1)%
The simulations used to manage interest risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2024, and 2023, the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses - Loans
Description of the Matter
The Company’s loans held for investment portfolio totaled $22.5 billion as of December 31, 2024, and the associated allowance for credit losses (ACL) was $325.0 million. The ACL represents management’s best estimate of expected credit losses over the contractual life of loans and for off-balance sheet commitments. The ACL is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments using a Portfolio Level Qualitative Factor and/or Portfolio Segment Level Qualitative Factor (collectively the “qualitative factors”). The qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or worse. Management applies judgment in the determination and usage of the qualitative factors, and in the use of a single or a blend of forecast scenarios used to calculate the reasonable and supportable forecast.

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
Dallas, TX
February 11, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - AUDITED

(in thousands except share data)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$176,501	$200,493
Interest bearing cash and cash equivalents	3,012,307	3,042,357
Available-for-sale debt securities	3,524,686	3,225,892
Held-to-maturity debt securities	796,168	865,477
Equity securities	75,261	51,825
Investment securities	4,396,115	4,143,194
Loans held for sale	—	44,105
Loans held for investment, mortgage finance	5,215,574	3,978,328
Loans held for investment	17,234,492	16,362,230
Less: Allowance for credit losses on loans	271,709	249,973
Loans held for investment, net	22,178,357	20,090,585
Premises and equipment, net	85,443	32,366
Accrued interest receivable and other assets	881,664	801,670
Goodwill and intangibles, net	1,496	1,496
Total assets	$30,731,883	$28,356,266
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,485,428	$7,328,276
Interest bearing deposits	17,753,171	15,043,563
Total deposits	25,238,599	22,371,839
Accrued interest payable	23,680	33,234
Other liabilities	556,322	392,904
Short-term borrowings	885,000	1,500,000
Long-term debt	660,346	859,147
Total liabilities	27,363,947	25,157,124
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at December 31, 2024 and 2023	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,520,315 and 51,142,979 at December 31, 2024 and 2023, respectively	515	511
Additional paid-in capital	1,056,719	1,045,576
Retained earnings	2,495,651	2,435,393
Treasury stock - 5,286,503 and 3,905,067 shares at cost at December 31, 2024 and 2023, respectively	(301,842)	(220,334)
Accumulated other comprehensive loss, net of taxes	(183,107)	(362,004)
Total stockholders’ equity	3,367,936	3,199,142
Total liabilities and stockholders’ equity	$30,731,883	$28,356,266
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - AUDITED

	Year Ended December 31,
(in thousands except per share data)	2024	2023	2022
Interest income
Interest and fees on loans	$1,377,925	$1,300,653	$983,794
Investment securities	148,219	108,294	63,179
Interest bearing cash and cash equivalents	203,406	220,976	97,271
Total interest income	1,729,550	1,629,923	1,144,244
Interest expense
Deposits	736,196	587,775	190,663
Short-term borrowings	49,994	70,642	29,077
Long-term debt	42,060	57,383	48,739
Total interest expense	828,250	715,800	268,479
Net interest income	901,300	914,123	875,765
Provision for credit losses	67,000	72,000	66,000
Net interest income after provision for credit losses	834,300	842,123	809,765
Non-interest income
Service charges on deposit accounts	25,546	20,874	23,266
Wealth management and trust fee income	15,315	13,955	15,036
Brokered loan fees	8,961	8,918	14,159
Investment banking and advisory fees	104,965	63,670	24,974
Trading income	21,635	22,512	10,080
Gain on disposal of subsidiary	—	—	248,526
Available-for-sale debt securities gains/(losses), net	(179,581)	489	—
Other	34,205	31,001	13,481
Total non-interest income	31,046	161,419	349,522
Non-interest expense
Salaries and benefits	466,578	459,700	434,906
Occupancy expense	45,266	38,494	44,222
Marketing	22,349	25,854	32,388
Legal and professional	53,783	64,924	75,858
Communications and technology	93,085	81,262	69,253
Federal Deposit Insurance Corporation insurance assessment	23,351	36,775	14,344
Other	53,873	49,938	56,561
Total non-interest expense	758,285	756,947	727,532
Income before income taxes	107,061	246,595	431,755
Income tax expense	29,553	57,454	99,277
Net income	77,508	189,141	332,478
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$60,258	$171,891	$315,228
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$(31,555)	$4,323	$(479,814)
Amounts reclassified into net income	253,277	67,752	9,905
Other comprehensive income/(loss)	221,722	72,075	(469,909)
Income tax expense/(benefit)	42,825	15,136	(98,681)
Other comprehensive income/(loss), net of tax	178,897	56,939	(371,228)
Comprehensive income/(loss)	$256,405	$246,080	$(38,750)
Basic earnings per common share	$1.29	$3.58	$6.25
Diluted earnings per common share	$1.28	$3.54	$6.18
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2021	300,000	$300,000	50,618,911	$506	$1,008,559	$1,948,274	(417)	$(8)	$(47,715)	$3,209,616
Comprehensive income/(loss):
Net income	—	—	—	—	—	332,478	—	—	—	332,478
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(371,228)	(371,228)
Total comprehensive loss										(38,750)
Stock-based compensation expense recognized in earnings	—	—	—	—	21,246	—	—	—	—	21,246
Preferred stock dividends	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	248,387	3	(4,212)	—	—	—	—	(4,209)
Repurchase of common stock	—	—	—	—	—	—	(2,083,118)	(115,302)	—	(115,302)
Balance at December 31, 2022	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	189,141	—	—	—	189,141
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	56,939	56,939
Total comprehensive income										246,080
Stock-based compensation expense recognized in earnings	—	—	—	—	24,200	—	—	—	—	24,200
Preferred stock dividends	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	275,681	2	(4,217)	—	—	—	—	(4,215)
Repurchase of common stock	—	—	—	—	—	—	(1,821,532)	(105,024)	—	(105,024)
Balance at December 31, 2023	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	77,508	—	—	—	77,508
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	178,897	178,897
Total comprehensive income										256,405
Stock-based compensation expense recognized in earnings	—	—	—	—	20,212	—	—	—	—	20,212
Preferred stock dividends	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	377,336	4	(9,069)	—	—	—	—	(9,065)
Repurchase of common stock	—	—	—	—	—	—	(1,381,436)	(81,508)	—	(81,508)
Balance at December 31, 2024	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities
Net income	$77,508	$189,141	$332,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	67,000	72,000	66,000
Deferred tax benefit	(16,086)	(17,784)	(17,395)
Depreciation and amortization	54,228	40,473	45,284
Net (gain)/loss on sale of loans held for sale	—	—	990
Net (gain)/loss recognized on investment securities	173,995	(4,060)	—
Stock-based compensation expense	24,693	24,200	21,432
Purchases and originations of loans held for sale	—	(15,706)	(37,461)
Proceeds from sales and repayments of loans held for sale	62,516	134,948	8,132
Gain on sale of subsidiary	—	—	(248,526)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,611)	(78,606)	(25,482)
Accrued interest payable and other liabilities	38,878	29,134	2,518
Net cash provided by operating activities	481,121	373,740	147,970
Investing activities
Purchases of available-for-sale debt securities	(1,999,073)	(849,391)	(920,217)
Proceeds from sales of available-for-sale debt securities	1,057,159	56,923	—
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	638,906	225,034	432,175
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	72,812	73,770	87,945
Sales/(purchases) of equity securities, net	(17,850)	(14,298)	11,651
Originations of loans held for investment, mortgage finance	(83,658,262)	(75,671,642)	(102,438,943)
Proceeds from pay-offs of loans held for investment, mortgage finance	82,421,016	75,783,347	105,824,407
Net increase in loans held for investment, excluding mortgage finance loans	(928,967)	(1,342,840)	(3,001,340)
Proceeds from sale of subsidiary	—	—	3,324,159
Purchase of premises and equipment, net	(64,841)	(16,381)	(11,270)
Net cash provided by/(used in) investing activities	(2,479,100)	(1,755,478)	3,308,567
Financing activities
Net increase/(decrease) in deposits	2,866,760	(485,041)	(5,252,485)
Issuance of stock related to stock-based awards	(9,065)	(4,215)	(4,209)
Preferred stock dividends paid	(17,250)	(17,250)	(17,250)
Repurchase of common stock	(81,508)	(105,024)	(115,302)
Net increase/(decrease) in short-term borrowings	(615,000)	298,858	(1,001,690)
Redemption of long-term debt	(200,000)	(75,000)	—
Net cash provided by/(used in) financing activities	1,943,937	(387,672)	(6,390,936)
Net decrease in cash and cash equivalents	(54,042)	(1,769,410)	(2,934,399)
Cash and cash equivalents at beginning of period	3,242,850	5,012,260	7,946,659
Cash and cash equivalents at end of period	$3,188,808	$3,242,850	$5,012,260
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$837,804	$773,034	$252,178
Cash paid during the period for income taxes	52,815	71,941	128,435
Transfers of loans from held for investment to held for sale	18,411	126,990	—
Transfers of debt securities from available-for-sale to held-to-maturity	—	—	1,019,365
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
The Company’s business activities are conducted primarily through its wholly-owned bank subsidiary Texas Capital Bank (the “Bank”) and its wholly-owned non-bank subsidiary, TCBI Securities Inc. (“TCBI Securities”). The Bank is a Texas state-chartered bank. TCBI Securities is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”) and Municipal Securities Rulemaking Board (“MSRB”).
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
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion are included in interest income from investment securities. Gains or losses realized upon the sale of debt securities are recorded in other non-interest income on the consolidated statements of income and other comprehensive income. The cost of securities sold is based on the specific identification method.
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
Loans
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value, unless, pursuant to the election of the fair value option in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Company elects to carry loans held for sale at fair value. As of December 31, 2024 and December 31, 2023, the Company has no loans held for sale accounted for under the fair value option.
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

Loans held for investment includes legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity (“SPE”) structure, who are seeking additional liquidity to facilitate their ability to originate loans. In the case of an SPE structure, the unaffiliated mortgage originator is responsible for formation of the SPE and ongoing servicing of the underlying mortgage loans, and thus is the primary beneficiary of the SPE. The mortgage originator has no obligation to offer and the Company has no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, the Company’s ownership interest and that of the originator are delivered to the investor selected by the originator. The Company typically purchases up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are generally held for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators (or SPEs) designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators (or SPEs) and payments received from investors are deemed to be payments made by or on behalf of the originators (or SPEs) to repay the loan. Because the Company has an actual, legal ownership interest in the underlying residential mortgage loan, these interests are reported as extensions of credit to the originators (or SPEs) that are secured by the mortgage loans as collateral. Due to market conditions or events of default by the investor or the originators (or SPEs), the Company could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require further allocations of the allowance for credit losses or be subject to charge-off in the event the loans become impaired.
Purchased loans are evaluated upon acquisition in order to determine if the loan, or pool of loans, has experienced more-than-insignificant deterioration in credit quality since origination or issuance (“PCD loans”). PCD loans are recorded at fair value at the acquisition date along with an allowance for credit losses determined using the same methodology as originated loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.
Allowance for Credit Losses
The Company’s allowance for credit losses is determined using a current expected credit loss (“CECL”) model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Accounting Standards Update 2016-02 "Leases (Topic 842)".
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
Mortgage Finance. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a SPE structure, that are generally held for a period of less than 30 days and more typically 10-20 days before they are sold to an approved investor. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates and housing demand and tend to peak at the end of each month. Mortgage finance loans are consistently underwritten based on standards established by the approved investors. Market conditions or events of default by an investor or originator could require that the Company repurchases the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days.
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
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As the Company’s portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to the Audit Committee and Risk Committee of the board of directors for their review. The committees report to the board of directors as part of the board of directors’ quarterly review of the Company’s consolidated financial statements.
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
Goodwill and Other Intangible Assets, Net
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company had $1.5 million of goodwill at both December 31, 2024 and December 31, 2023. Intangible assets with definite useful lives are amortized over their estimated life. No amortization expense related to intangible assets was recorded during the years ended December 31, 2024 or December 31, 2023, as compared to $338,000 during the years ended December 31, 2022. Goodwill and intangible assets are tested for impairment at least annually or whenever changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. In 2024 and 2023, the annual test of goodwill impairment was performed, and in both periods, no impairment was indicated.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to extend credit generally do not include mortgage finance loan arrangements with mortgage loan originators (or SPEs), which are established as uncommitted “guidance” purchase and sale facilities under which the mortgage originator has no obligation to offer and the Company has no obligation to purchase interests in the mortgage loans subject to the arrangements.
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
•Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. These fees are typically paid on a quarterly basis and recognized ratably throughout the quarter as the performance obligation is satisfied each month.
•Brokered loan fees - these represent fees for the administration and funding of purchased mortgage loan interests as well as facility renewal and application fees received from mortgage originators (or SPEs) related to mortgage finance loans. Revenue is recognized when the related mortgage loan interest is disposed (i.e., through sale or payoff) or upon receipt of the facility renewal or application.
•Investment banking and advisory fees - this includes fees for merger, acquisition, divestiture and restructuring advisory services, fees for securities underwriting activities and loan and security syndication fees. Advisory fees are generally earned as performance obligations of the advisory service are satisfied. Underwriting fees are generally recognized upon execution of the client’s issuance of debt or equity instruments. Loan syndication fees are generally recognized upon closing of a loan syndication transaction.
•Trading income - this includes fees for derivative transactions which are generally recognized when the derivative transaction occurs. Also included in trading income are realized and unrealized gains and losses recognized on the Company’s trading assets and liabilities. Realized gains and losses are generally recognized when a sale occurs and unrealized gains and losses are generally recognized monthly as the trading assets and liabilities are marked to fair value.
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
Stock-based Compensation
The Company accounts for all stock-based compensation transactions in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense over the requisite service period, with forfeitures recognized as they occur, on the consolidated statements of income and other comprehensive income based on their fair values on the measurement date, which is generally the date of the grant. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Company recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized.
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
Investment Securities
The fair value of the Company’s U.S. Treasury, U.S. government agency, residential mortgage-backed and commercial mortgage-backed securities are based on prices obtained from independent pricing services. The Company’s U.S. Treasury securities are valued based on quoted market prices for identical securities in an active market and are classified as Level 1 assets in the fair value hierarchy, while the Company’s U.S. government agency, residential mortgage-backed and commercial mortgage-backed securities are valued based on quoted market prices for the same or similar securities and are characterized as Level 2 assets in the fair value hierarchy. Management obtains documentation from the primary independent pricing service regarding the processes and controls applicable to pricing investment securities, and on a quarterly basis independently verify the prices that were received from the service provider using two additional independent pricing sources. CRT securities are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
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
The Company offers forward contract derivative instruments, such as to-be-announced U.S. agency residential mortgage-back securities, to its mortgage banking customers to allow the customers to mitigate exposure to market risks associated with the purchase or origination of mortgage loans. To mitigate the Company’s exposure to these forward contracts, the Company will enter into offsetting forward contracts, most typically with a financial institution. Any changes in fair value to the forward contract derivative instruments are recorded in trading income on the consolidated statements of income and other comprehensive income.
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
Segment Reporting
The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).
The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except share and per share data)	2024	2023	2022
Numerator:
Net income	$77,508	$189,141	$332,478
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$60,258	$171,891	$315,228
Denominator:
Basic earnings per common share—weighted average common shares	46,559,668	48,054,935	50,457,746
Effect of dilutive outstanding stock-settled awards	429,536	555,271	588,996
Dilutive earnings per common share—weighted average diluted common shares	46,989,204	48,610,206	51,046,742
Basic earnings per common share	$1.29	$3.58	$6.25
Diluted earnings per common share	$1.28	$3.54	$6.18
Anti-dilutive outstanding stock-settled awards	—	97,368	311,226
(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$280,137	$—	$(2,852)	$277,285
Residential mortgage-backed securities	3,195,145	7,200	(168,302)	3,034,043
Commercial mortgage-backed securities	206,830	—	(5,398)	201,432
CRT securities	12,466	—	(540)	11,926
Total available-for-sale debt securities	3,694,578	7,200	(177,092)	3,524,686
Held-to-maturity debt securities:
Residential mortgage-backed securities	796,168	—	(117,994)	678,174
Total held-to-maturity debt securities	796,168	—	(117,994)	678,174
Equity securities				75,261
Total investment securities(2)				$4,396,115
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$651,112	$—	$(14,639)	$636,473
U.S. government agency securities	125,000	—	(18,408)	106,592
Residential mortgage-backed securities	2,782,734	540	(312,442)	2,470,832
CRT securities	13,636	—	(1,641)	11,995
Total available-for-sale debt securities	3,572,482	540	(347,130)	3,225,892
Held-to-maturity securities:
Residential mortgage-backed securities	865,477	—	(101,633)	763,844
Total held-to-maturity securities	865,477	—	(101,633)	763,844
Equity securities				51,825
Total investment securities(2)				$4,143,194
(1)    Excludes accrued interest receivable of $13.8 million and $9.5 million at December 31, 2024 and December 31, 2023, respectively, related to available-for-sale debt securities and $1.3 million and $1.4 million at December 31, 2024 and December 31, 2023, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
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
The amortized cost and estimated fair value as of December 31, 2024, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$184,536	$182,862	$—	$—
Due after one year through five years	95,601	94,423	—	—
Due after five years through ten years	197,043	191,957	—	—
Due after ten years	3,217,398	3,055,444	796,168	678,174
Total	$3,694,578	$3,524,686	$796,168	$678,174
The table below presents the weighted average yields for the Company’s available-for-sale debt securities for the year ended December 31, 2024. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	U.S. Treasury securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	CRT securities
Due within one year	3.14%	—%	—%	—%
Due after one year through five years	3.12	—	—	—
Due after five years through ten years	—	3.86	4.68	4.47
Due after ten years	—	4.55	4.35	—
Total	3.13%	4.55%	4.64%	4.47%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
U.S. Treasury securities	$—	$—	$277,285	$(2,852)	$277,285	$(2,852)
U.S. government agency securities	—	—	—	—	—	—
Residential mortgage-backed securities	1,338,801	(18,141)	1,323,180	(150,161)	2,661,981	(168,302)
Commercial mortgage-backed securities	201,432	(5,398)	—	—	201,432	(5,398)
CRT securities	—	—	11,926	(540)	11,926	(540)
Total	$1,540,233	$(23,539)	$1,612,391	$(153,553)	$3,152,624	$(177,092)
December 31, 2023
U.S. Treasury securities	$—	$—	$636,473	$(14,639)	$636,473	$(14,639)
U.S. government agency securities	—	—	106,592	(18,408)	106,592	(18,408)
Residential mortgage-backed securities	910,999	(19,751)	1,501,340	(292,691)	2,412,339	(312,442)
CRT securities	—	—	11,995	(1,641)	11,995	(1,641)
Total	$910,999	$(19,751)	$2,256,400	$(327,379)	$3,167,399	$(347,130)
At December 31, 2024, the Company had 60 available-for-sale debt securities in an unrealized loss position, comprised of 6 U.S. Treasury securities, 46 residential mortgage-backed securities, 6 commercial mortgage-backed securities and two CRT securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At December 31, 2024 and December 31, 2023, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.

At December 31, 2024 and December 31, 2023, debt securities with carrying values of approximately $940,000 and $1.6 million, respectively, were pledged to secure certain customer deposits.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Year Ended December 31,
(in thousands)	2024	2023
Net gains/(losses) recognized during the period	$6,619	$3,571
Less: Realized net gains/(losses) recognized on securities sold	1,032	(393)
Unrealized net gains/(losses) recognized on securities still held	$5,587	$3,964
(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	December 31, 2024	December 31, 2023
Loans held for investment(1):
Commercial	$11,145,591	$10,410,766
Mortgage finance	5,215,574	3,978,328
Commercial real estate	5,616,282	5,500,774
Consumer	565,376	530,948
Gross loans held for investment	22,542,823	20,420,816
Unearned income (net of direct origination costs)	(92,757)	(80,258)
Total loans held for investment	22,450,066	20,340,558
Allowance for credit losses on loans	(271,709)	(249,973)
Total loans held for investment, net	$22,178,357	$20,090,585
Loans held for sale:
Mortgage loans, at fair value	$—	$706
Non-mortgage loans, at lower of cost or fair value	—	43,399
Total loans held for sale	$—	$44,105
(1)    Excludes accrued interest receivable of $107.3 million and $118.1 million at December 31, 2024 and December 31, 2023, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
During the third quarter of 2024, the Company purchased a $332.0 million commercial loan portfolio, which included certain PCD loans. The following table provides a summary of PCD loans purchased and the associated credit loss reserve at acquisition date:

(in thousands)	Total
Par value (unpaid principal balance)	$20,139
Allowance for credit losses on loans at acquisition	(2,579)
Non-credit premium	2,448
Purchase price	$20,008

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2024
Commercial
(1-7) Pass	$1,612,695	$1,156,414	$1,256,539	$307,590	$76,821	$169,974	$6,027,177	$12,040	$10,619,250
(8) Special mention	22,953	28,354	134,092	21,626	30	6,369	91,423	—	304,847
(9) Substandard - accruing	623	44,901	51,536	7,855	301	3,309	37,405	—	145,930
(9+) Non-accrual	—	9,220	8,057	—	360	23,708	34,219	—	75,564
Total commercial	$1,636,271	$1,238,889	$1,450,224	$337,071	$77,512	$203,360	$6,190,224	$12,040	$11,145,591
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
Commercial real estate
(1-7) Pass	$599,301	$889,603	$1,843,706	$885,913	$216,077	$704,288	$273,663	$18,085	$5,430,636
(8) Special mention	25,532	4,353	70,161	15,831	299	13,731	—	872	130,779
(9) Substandard - accruing	—	—	—	—	—	20,230	—	—	20,230
(9+) Non-accrual	85	—	20,637	—	—	13,915	—	—	34,637
Total commercial real estate	$624,918	$893,956	$1,934,504	$901,744	$216,376	$752,164	$273,663	$18,957	$5,616,282
Consumer
(1-7) Pass	$44,352	$28,289	$54,148	$75,924	$40,667	$99,471	$220,561	$—	$563,412
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	964	—	—	964
Total consumer	$44,352	$28,289	$54,148	$75,924	$40,667	$100,435	$221,561	$—	$565,376
Total	$2,305,541	$2,161,134	$3,438,876	$1,314,739	$334,555	$1,055,959	$11,901,022	$30,997	$22,542,823
Gross charge-offs	$994	$7,543	$550	$4,037	$537	$8,784	$23,566	$44	$46,055

(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2023
Commercial
(1-7) Pass	$1,546,257	$1,408,672	$279,266	$144,699	$142,301	$157,808	$6,284,464	$16,580	$9,980,047
(8) Special mention	22,148	118,991	35,619	285	823	13,385	40,647	89	231,987
(9) Substandard - accruing	12,477	50,876	9,334	18,547	—	78	38,372	—	129,684
(9+) Non-accrual	9,395	34,229	340	2,085	15,080	7,840	79	—	69,048
Total commercial	$1,590,277	$1,612,768	$324,559	$165,616	$158,204	$179,111	$6,363,562	$16,669	$10,410,766
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$3,978,328	$—	$3,978,328
Commercial real estate
(1-7) Pass	$561,801	$1,689,325	$1,042,953	$419,703	$317,480	$559,026	$575,928	$28,175	$5,194,391
(8) Special mention	—	136,801	32,937	24,440	34,181	22,833	7,895	—	259,087
(9) Substandard - accruing	—	2,232	—	—	—	28,573	4,141	—	34,946
(9+) Non-accrual	—	—	12,350	—	—	—	—	—	12,350
Total commercial real estate	$561,801	$1,828,358	$1,088,240	$444,143	$351,661	$610,432	$587,964	$28,175	$5,500,774
Consumer
(1-7) Pass	$31,876	$56,425	$78,096	$47,423	$14,141	$102,691	$199,171	$—	$529,823
(8) Special mention	—	—	—	—	—	—	100	41	141
(9) Substandard - accruing	—	—	—	—	—	984	—	—	984
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$31,876	$56,425	$78,096	$47,423	$14,141	$103,675	$199,271	$41	$530,948
Total	$2,183,954	$3,497,551	$1,490,895	$657,182	$524,006	$893,218	$11,129,125	$44,885	$20,420,816
Gross charge-offs	$8,364	$5,090	$25,578	$—	$15,243	$883	$698	$871	$56,727

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Year Ended December 31, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Allowance established for acquired PCD loans	2,579	—	—	—	2,579
Provision for credit losses on loans	57,019	(1,418)	5,242	(813)	60,030
Charge-offs	37,761	—	8,264	30	46,055
Recoveries	5,149	—	18	15	5,182
Net charge-offs (recoveries)	32,612	—	8,246	15	40,873
Ending balance	$198,423	$2,755	$68,825	$1,706	$271,709
Year Ended December 31, 2023
Beginning balance	$185,303	$10,745	$54,268	$3,153	$253,469
Provision for credit losses on loans	31,529	(6,572)	23,057	(583)	47,431
Charge-offs	51,186	—	5,500	41	56,727
Recoveries	5,791	—	4	5	5,800
Net charge-offs (recoveries)	45,395	—	5,496	36	50,927
Ending balance	$171,437	$4,173	$71,829	$2,534	$249,973
The Company recorded a $60.0 million provision for credit losses on loans for the year ended December 31, 2024, compared to $47.4 million for the same period of 2023. The $60.0 million provision for credit losses on loans resulted primarily from growth in loans held for investment and $40.9 million in net charge-offs during the year ended December 31, 2024, compared to net charge-offs of $50.9 million during the same period of 2023. Criticized loans totaled $714.0 million at December 31, 2024, compared to $738.2 million at December 31, 2023.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At December 31, 2024, the Company had $28.0 million in collateral-dependent commercial loans, collateralized by business assets, and $34.6 million and $1.0 million in collateral-dependent commercial real estate and consumer loans, respectively, both of which are collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
December 31, 2024
Commercial	$7,635	$7,357	$3,483	$18,475	$75,564	$11,051,552	$11,145,591	$11,036
Mortgage finance	—	—	—	—	—	5,215,574	5,215,574	—
Commercial real estate	337	472	782	1,591	34,637	5,580,054	5,616,282	85
Consumer	6,536	—	—	6,536	964	557,876	565,376	964
Total	$14,508	$7,829	$4,265	$26,602	$111,165	$22,405,056	$22,542,823	$12,085
(1)As of December 31, 2024, $360,000 of non-accrual loans were earning interest income on a cash basis compared to $358,000 as of December 31, 2023. Additionally, $287,000 of interest income was recognized on non-accrual loans for the year ended December 31, 2024 compared to $37,000 for the same period in 2023. Accrued interest of $1.4 million and $3.0 million was reversed during the year ended December 31, 2024 and December 31, 2023, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment as of December 31, 2024 and December 31, 2023 made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024 and December 31, 2023, by type of modification granted and the financial effect of those modifications:

							Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Year Ended December 31, 2024
Commercial	$36,853	$9,583	$9,273	$—	$55,709	0.25%	—%	6 to 13	$2,060
Commercial real estate	18,488	15,831	13,915	—	48,234	0.21%	—%	3 to 4	960
Total	$55,341	$25,414	$23,188	$—	$103,943	0.46%
Year Ended December 31, 2023
Commercial	$30,873	$733	$5,458	$6,064	$43,128	0.21%	0.70%	4 to 36	$5,139
Commercial real estate	—	21,364	—	—	21,364	0.10%	—%	4 to 6	—
Total	$30,873	$22,097	$5,458	$6,064	$64,492	0.32%
The table below details gross loans held for investment as of December 31, 2024 and December 31, 2023 that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction and Term Extension	Total
Year Ended December 31, 2024
Commercial	$2,729	$—	$—	$2,729
Total	$2,729	$—	$—	$2,729
Year Ended December 31, 2023
Commercial	$—	$240	$6,064	$6,304
Commercial	$—	$240	$6,064	$6,304
The table below provides an age analysis of gross loans held for investment as of December 31, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months, and as of December 31, 2023 for loans that were modified since January 1, 2023, the date of adoption of Accounting Standards Update 2022-02:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
December 31, 2024
Commercial	$7,350	$—	$18,761	$29,598	$55,709
Commercial real estate	—	—	32,404	15,830	48,234
Total	$7,350	$—	$51,165	$45,428	$103,943
December 31, 2023
Commercial	$7,617	$—	$11,601	$23,910	$43,128
Commercial real estate	4,141	—	—	17,223	21,364
Total	$11,758	$—	$11,601	$41,133	$64,492

(5) Leases
The following table presents ROU assets and lease liabilities:

	Year Ended December 31,
(in thousands)	2024	2023
ROU assets:
Finance leases	$227	$1,529
Operating leases	166,194	87,810
Total	$166,421	$89,339
Lease liabilities
Finance leases	$234	$1,550
Operating leases	224,973	109,523
Total	$225,207	$111,073
As of December 31, 2024, operating leases had remaining lease terms of approximately 1 year to 15 years, while finance leases had remaining terms of less than 1 year.
The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,303	$1,335
Interest on lease liabilities	19	40
Operating lease cost	21,593	14,854
Short-term lease cost	37	37
Variable lease cost	6,069	7,168
Net lease cost	$29,021	$23,434
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19	$40
Operating cash flows from operating leases	46,920	17,203
Financing cash flows from finance leases	1,315	1,327
ROU assets obtained in exchange for new finance leases	—	—
ROU assets obtained in exchange for new operating leases	123,344	18,741
The table below summarizes other information related to operating and finance leases:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term - finance leases, in years	0.4	1.2
Weighted-average remaining lease term - operating leases, in years	13.5	12.2
Weighted-average discount rate - finance leases	2.97%	1.85%
Weighted-average discount rate - operating leases	4.49%	4.43%

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2024:

(in thousands)	Finance Leases	Operating Leases	Total
2025	$236	$20,899	$21,135
2026	—	22,222	22,222
2027	—	22,023	22,023
2028	—	21,314	21,314
2029	—	20,610	20,610
2030 and thereafter	—	201,184	201,184
Total lease payments	236	308,252	308,488
Less: Interest	(2)	(83,279)	(83,281)
Present value of lease liabilities	$234	$224,973	$225,207
As of December 31, 2024, the Company had $5.4 million of future payments for banking center leases that have not yet commenced. These leases are expected to commence during 2026, with lease terms of approximately 11 years.
(6) Premises & Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2024	2023
Premises	$74,228	$39,547
Furniture and equipment	47,327	63,367
Total cost	121,555	102,914
Accumulated depreciation	(36,112)	(70,548)
Total premises and equipment, net	$85,443	$32,366
Depreciation and amortization expense for the above premises and equipment was approximately $11.8 million, $10.4 million and $9.5 million in 2024, 2023 and 2022, respectively.
(7) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2024	2023
Non-interest bearing deposits	$7,485,428	$7,328,276
Interest bearing deposits:
Transaction	2,787,913	2,264,055
Savings	12,712,510	11,000,783
Time	2,252,748	1,778,725
Total interest bearing deposits	17,753,171	15,043,563
Total deposits	$25,238,599	$22,371,839
The scheduled maturities of interest bearing time deposits were as follows at December 31, 2024:

(in thousands)
2025	$2,066,749
2026	185,749
2027	130
2028	36
2029	84
2030 and after	—
Total	$2,252,748
At December 31, 2024 and 2023, interest bearing time deposits greater than $250,000 were approximately $495.5 million and $376.4 million, respectively.

(8) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of the Company’s short-term borrowings, all of which mature within one year:

(dollars in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2024
Amount outstanding at year-end	$—	$—	$885,000
Interest rate at year-end	—%	—%	4.38%
Average balance outstanding during the year	$16	$—	$933,880
Weighted-average interest rate during the year	17.82%	—%	5.35%
Maximum month-end outstanding during the year	$—	$—	$1,675,000
December 31, 2023
Amount outstanding at year-end	$—	$—	$1,500,000
Interest rate at year-end	—%	—%	5.64%
Average balance outstanding during the year	$—	$25	$1,323,014
Weighted-average interest rate during the year	—%	0.39%	5.34%
Maximum month-end outstanding during the year	$—	$—	$2,100,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	December 31, 2024	December 31, 2023
FHLB borrowing capacity relating to loans and pledged securities	$4,664,703	$2,602,092
FHLB borrowing capacity relating to unencumbered securities	4,189,993	3,737,615
Total FHLB borrowing capacity(1)	$8,854,696	$6,339,707
Unused federal funds lines available from commercial banks	$1,370,000	$1,188,000
Unused Federal Reserve borrowings capacity	$5,436,652	$4,094,801
Unused revolving line of credit(2)	$75,000	$100,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2026. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the year ended December 31, 2024 or 2023.
The table below presents a summary of long-term debt:

(in thousands)	December 31, 2024	December 31, 2023
Bank-issued floating rate senior unsecured credit-linked notes due 2024	$—	$199,499
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,717	174,457
Company-issued 4.00% fixed rate subordinated notes due 2031	372,223	371,785
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$660,346	$859,147
During the second quarter of 2024, the bank-issued senior unsecured credit-linked notes were redeemed in full.
The following table summarizes the significant terms of the Company’s trust preferred subordinated debentures:

(dollars in thousands)	Texas Capital Statutory Trust I	Texas Capital Statutory Trust II	Texas Capital Statutory Trust III	Texas Capital Statutory Trust IV	Texas Capital Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Floating	Floating	Floating
Interest rate on subordinated debentures	3 month SOFR + 3.61%	3 month SOFR + 3.51%	3 month SOFR + 1.77%	3 month SOFR + 1.86%	3 month SOFR + 1.97%
Maturity date	November 2032	April 2033	December 2035	June 2036	December 2036

(9) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Year Ended December 31, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	11,867	17	(4,796)	(118)	6,970
Ending balance	$47,907	$23	$5,351	$51	$53,332
Year Ended December 31, 2023
Beginning balance	$16,550	$—	$5,222	$21	$21,793
Provision for off-balance sheet credit losses	19,490	6	4,925	148	24,569
Ending balance	$36,040	$6	$10,147	$169	$46,362

(in thousands)				December 31, 2024	December 31, 2023
Commitments to extend credit - period end balance				$9,694,406	$9,749,085
Standby letters of credit - period end balance				538,047	595,079
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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the year ended December 31, 2024 or during 2023. On January 17, 2024, the Company’s board of directors authorized a share repurchase program under which the Company could repurchase up to $150.0 million in shares of its outstanding common stock. During the year ended December 31, 2024, the Company repurchased 1,381,436 shares of its common stock for an aggregate price, including excise tax expense, of $81.5 million, at a weighted average price of $58.57 per share. On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program expires on January 31, 2026, but may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program.
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
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of December 31, 2024 and December 31, 2023.

			December 31, 2024		December 31, 2023
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,251,979	11.38%	$3,264,609	12.65%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,661,979	12.82%	3,674,609	14.24%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,390,656	15.37%	4,405,575	17.07%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,661,979	11.33%	3,674,609	12.21%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,611,714	12.75%	$3,599,919	14.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,611,714	12.75%	3,599,919	14.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,968,168	14.00%	3,959,100	15.41%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,611,714	11.27%	3,599,919	12.00%
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
(11) Stock-Based Compensation
The Company has a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. These contributions were approximately $13.8 million, $15.2 million and $13.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
The Company also offers a non-qualified deferred compensation plan for executives and key members of management in order to assist in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows the Company to make discretionary contributions on behalf of a participant as well as matching contributions. The Company did not make any matching contributions in 2024, 2023, or 2022. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. Salary deferrals are recorded as salaries and employee benefits expense on the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
The Company has an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2024, 2023 and 2022, 231,505, 210,558 and 184,263 shares, respectively, had been purchased on behalf of employees under the ESPP.
The Company has stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements and may be settled in shares of common stock or paid in cash. Under the plans, the Company may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance awards or any combination thereof to employees and non-employee directors. The Company has historically issued new shares to satisfy share unit conversions. A total of 1,400,000 shares are authorized for grant under the current plan. Total shares remaining available for grant under the current plan at December 31, 2024 were 249,423.

A summary of the Company’s SAR activity and related information is as follows. Grants of SARs include time-based vesting conditions that generally vest ratably over a period of five years.

	December 31, 2024		December 31, 2023		December 31, 2022
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	—	$—	3,000	$44.20
Exercised	—	—	—	—	(3,000)	44.20
Outstanding at year-end	—	$—	—	$—	—	$—
Vested and exercisable at year-end	—	$—	—	$—	—	$—
Weighted average remaining contractual life of vested (in years)		0.00		0.00		0.00
Weighted average remaining contractual life of outstanding (in years)		0.00		0.00		0.00
Compensation expense	$—		$—		$—
Unrecognized compensation expense	$—		$—		$—
Intrinsic value of exercised	$—		$—		$64,000
A summary of the Company’s stock-settled RSU activity and related information is as follows. Grants of stock-settled RSUs include time-based vesting conditions that generally vest ratably over a period of three years. Additionally, from time to time, grants of stock-settled RSUs with both time-based and performance-based vesting conditions are made that generally vest at the end of a three year period.

	December 31, 2024		December 31, 2023		December 31, 2022
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,081,679	$66.91	1,155,652	$61.12	1,206,862	$56.06
Granted	421,642	63.98	405,434	68.63	453,323	68.15
Vested	(528,208)	63.56	(355,046)	50.79	(308,771)	54.51
Forfeited	(120,462)	67.14	(124,361)	66.98	(195,762)	58.42
Outstanding at year-end	854,651	$67.48	1,081,679	$66.91	1,155,652	$61.12
Compensation expense	$20,212,000		$24,200,000		$21,246,000
Unrecognized compensation expense	$24,014,000		$28,585,000		$32,148,000
Weighted average years over which unrecognized compensation expense is expected to be recognized		1.76		1.89		2.31
Fair value of shares vested during the year	$33,572,000		$18,117,000		$16,835,000
Intrinsic value of shares vested during the year	$32,049,000		$20,125,000		$18,640,000
The grant date fair value of stock-settled RSUs and performance awards that do not contain market conditions is equal to the market price of common stock on the grant date. The value of performance awards that include a market condition is estimated on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Risk-free interest rate	4.41%	4.14%	1.56%
Expected stock price volatility	38.3%	50.2%	57.1%
Simulation period	2.87 years	2.89 years	2.89 years

A summary of the Company’s cash-settled RSU activity and related information is as follows. Grants of stock-settled RSUs include time-based vesting conditions that generally vest ratably over a period of three years. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end.

	December 31, 2024	December 31, 2023	December 31, 2022
RSUs outstanding at beginning of year	—	—	13,131
Granted	226,864	—	—
Vested	(55)	—	(12,655)
Forfeited	(31,998)	—	(476)
RSUs outstanding at year-end	194,811	—	—
Compensation expense	$4,481,000	$—	$186,000
Weighted average years over which unrecognized compensation expense is expected to be recognized	2.19	0.00	0.00
(12) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$37,878	$69,350	$109,370
State	7,761	5,888	7,302
Total	45,639	75,238	116,672
Deferred:
Federal	(14,960)	(16,540)	(16,178)
State	(1,126)	(1,244)	(1,217)
Total	(16,086)	(17,784)	(17,395)
Total expense:
Federal	22,918	52,810	93,192
State	6,635	4,644	6,085
Total	$29,553	$57,454	$99,277
The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense and effective tax rate is as follows:

	Year ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. statutory rate	$22,483	21%	$51,785	21%	$90,669	21%
State taxes	2,539	2%	2,938	1%	6,822	2%
Tax-exempt income	(1,471)	(1)%	(350)	—%	(1,061)	—%
Tax credits	(1,833)	(2)%	(855)	—%	(128)	—%
Disallowed FDIC	2,257	2%	1,863	1%	1,491	—%
Disallowed compensation	2,022	2%	1,176	—%	2,771	1%
Uncertain tax positions recognized	2,688	3%	155	—%	167	—%
Other	868	1%	742	—%	(1,454)	(1)%
Total	$29,553	28%	$57,454	23%	$99,277	23%
At December 31, 2024, 2023 and 2022, the Company had unrecognized tax benefits of $4.3 million, $1.0 million and $889,000, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would not have a material impact on the income tax provision or effective tax rate.
The Company is no longer subject to U.S. federal income tax examinations for years before 2021 or state and local income tax examinations for years before 2020.

The table below summarizes significant components of deferred tax assets and liabilities utilizing the applicable federal and state corporate income tax rates. Management believes it is more likely than not that all of the deferred tax assets will be realized.

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$73,394	$66,913
Lease liabilities	50,852	25,080
Loan origination fees, net	14,765	13,377
Stock compensation	6,518	6,216
Non-accrual interest	2,707	1,672
Deferred compensation	5,336	4,672
Net unrealized losses in AOCI	53,404	96,229
Other	6,108	6,069
Total deferred tax assets	213,084	220,228
Deferred tax liabilities:
Lease financing transactions	(15,262)	(9,741)
Lease ROU assets	(37,527)	(21,225)
Depreciation	(1,513)	(3,473)
Other	(460)	(728)
Total deferred tax liabilities	(54,762)	(35,167)
Net deferred tax asset	$158,322	$185,061
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$277,285	$—	$—
Residential mortgage-backed securities	—	3,034,043	—
Commercial mortgage-backed securities	—	201,432	—
CRT securities	—	—	11,926
Equity securities(1)(2)	59,235	16,026	—
Loans held for investment(4)	—	—	35,318
Derivative assets(5)	—	23,202	—
Securities sold not yet purchased(6)	33,705	—	—
Derivative liabilities(5)	—	57,906	—
Non-qualified deferred compensation plan liabilities(7)	19,109	—	—
December 31, 2023
Available-for-sale debt securities:(1)
U.S. Treasury securities	$636,473	$—	$—
U.S. government agency securities	—	106,592	—
Residential mortgage-backed securities	—	2,470,832	—
CRT securities	—	—	11,995
Equity securities(1)(2)	40,661	11,164	—
Mortgage loans held for sale(3)	—	706	—
Loans held for investment(4)	—	—	38,341
Derivative assets(5)	—	32,944	—
Securities sold not yet purchased(6)	10,602	—	—
Derivative liabilities(5)	—	70,917	—
Non-qualified deferred compensation plan liabilities(7)	20,387	—	—
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
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year Ended December 31, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(1,170)	$—	$1,101	$11,926
Year Ended December 31, 2023
Available-for-sale debt securities:(1)
CRT securities	$11,861	$—	$(1,077)	$—	$1,211	$11,995
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).

CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2024, the discount rates utilized ranged from 5.02% to 6.58% and the weighted-average life ranged from 4.51 years to 6.66 years. On a combined amortized cost weighted-average basis a discount rate of 5.63% and a weighted-average life of 5.35 years were utilized to determine the fair value of these securities at December 31, 2024. At December 31, 2023, the combined weighted-average discount rate and weighted-average life utilized were 6.57% and 6.06 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $35.3 million fair value of loans held for investment at December 31, 2024 reported above includes impaired loans with a carrying value of $63.6 million that were reduced by specific allowance allocations totaling $28.3 million based on collateral valuations utilizing Level 3 inputs. The $38.3 million fair value of loans held for investment at December 31, 2023 reported above includes impaired loans with a carrying value of $58.3 million that were reduced by specific allowance allocations totaling $20.0 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$3,188,808	$3,188,808	$3,188,808	$—	$—
Available-for-sale debt securities	3,524,686	3,524,686	277,285	3,235,475	11,926
Held-to-maturity debt securities	796,168	678,174	—	678,174	—
Equity securities	75,261	75,261	59,235	16,026	—
Loans held for investment, net	22,178,357	22,115,585	—	—	22,115,585
Derivative assets	23,202	23,202	—	23,202	—
Financial liabilities:
Total deposits	25,238,599	25,245,009	—	—	25,245,009
Short-term borrowings	885,000	885,000	—	885,000	—
Long-term debt	660,346	622,713	—	622,713	—
Securities sold not yet purchased	33,705	33,705	33,705	—	—
Derivative liabilities	57,906	57,906	—	57,906	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$3,242,850	$3,242,850	$3,242,850	$—	$—
Available-for-sale debt securities	3,225,892	3,225,892	636,473	2,577,424	11,995
Held-to-maturity debt securities	865,477	763,844	—	763,844	—
Equity securities	51,825	51,825	40,661	11,164	—
Loans held for sale	44,105	44,105	15,000	29,105	—
Loans held for investment, net	20,090,585	20,050,974	—	—	20,050,974
Derivative assets	32,944	32,944	—	32,944	—
Financial liabilities:
Total deposits	22,371,839	22,379,452	—	—	22,379,452
Short-term borrowings	1,500,000	1,500,000	—	1,500,000	—
Long-term debt	859,147	801,309	—	801,309	—
Securities sold not yet purchased	10,602	10,602	10,602	—	—
Derivative liabilities	70,917	70,917	—	70,917	—

(14) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	December 31, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,600,000	$254	$23,265	$2,850,000	$668	$57,961
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	485,948	5,462	5,299	4,824	52	31
Interest rate contracts:
Swaps	6,273,301	45,771	45,771	5,673,822	65,247	69,863
Caps and floors written	970,451	1,066	2,529	637,971	1,654	2,228
Caps and floors purchased	970,451	2,529	1,066	637,971	2,228	1,654
Forward contracts	20,237,917	41,896	41,035	8,665,675	39,123	38,570
Gross derivatives		96,978	118,965		108,972	170,307
Netting adjustment - offsetting derivative assets/liabilities		(44,097)	(44,097)		(37,346)	(37,346)
Netting adjustment - cash collateral received/posted		(29,679)	(16,962)		(38,682)	(62,044)
Net derivatives included on the consolidated balance sheets		$23,202	$57,906		$32,944	$70,917
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $23.2 million at December 31, 2024 and approximately $32.9 million at December 31, 2023. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At December 31, 2024, the Company had $71.3 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $31.0 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2023, were $119.0 million in cash collateral pledged to counterparties and $42.3 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 17 risk participation agreements where it acts as a participant bank with a notional amount of $228.6 million at December 31, 2024, compared to 14 risk participation agreements with a notional amount of $230.7 million at December 31, 2023. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $4.1 million at December 31, 2024 and $4.5 million at December 31, 2023. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2024 and December 31, 2023. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 25 risk participation agreements where the Company acts as the lead bank having a notional amount of $349.5 million at December 31, 2024, compared to 15 agreements having a notional amount of $204.8 million at December 31, 2023.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the year ended December 31, 2024, the Company recorded $28.7 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $66.9 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $22.5 million related to active and terminated hedges will be reclassified from AOCI as a decrease to interest income. As of December 31, 2024, the maximum length of time over which forecasted transactions are hedged is 1.17 years.

(15) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Year Ended December 31, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(28,672)	(2,883)	—	(31,555)
Amounts reclassified into net income	66,852	179,581	6,844	253,277
Total other comprehensive income/(loss)	38,180	176,698	6,844	221,722
Income tax expense/(benefit)	7,706	34,423	696	42,825
Total other comprehensive income/(loss), net of tax	30,474	142,275	6,148	178,897
Ending balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Year Ended December 31, 2023
Beginning balance	$(66,394)	$(304,309)	$(48,240)	$(418,943)
Change in unrealized gain/(loss)	(34,778)	39,101	—	4,323
Amounts reclassified into net income	60,911	(489)	7,330	67,752
Total other comprehensive income/(loss)	26,133	38,612	7,330	72,075
Income tax expense/(benefit)	5,488	8,109	1,539	15,136
Total other comprehensive income/(loss), net of tax	20,645	30,503	5,791	56,939
Ending balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
(16) Related Party Transactions
During 2024 and 2023, the Company had transactions with its directors, executive officers and their affiliates. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions, all made on substantially the same terms as the then prevailing market and credit terms extended to other customers.
(17) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. are as follows:
Balance Sheet

	December 31,
(in thousands)	2024	2023
Assets
Cash and cash equivalents	$205,377	$301,672
Investment securities	38,683	18,845
Investment in subsidiaries	3,604,699	3,306,095
Other assets	29,389	55,949
Total assets	$3,878,148	$3,682,561
Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$50,050	$23,695
Long-term debt	485,629	485,191
Total liabilities	535,679	508,886
Stockholders’ Equity:
Preferred stock	300,000	300,000
Common stock	515	511
Additional paid-in capital	1,056,719	1,045,576
Retained earnings	2,470,184	2,409,926
Treasury stock	(301,842)	(220,334)
Accumulated other comprehensive income/(loss)	(183,107)	(362,004)
Total stockholders’ equity	3,342,469	3,173,675
Total liabilities and stockholders’ equity	$3,878,148	$3,682,561

Statement of Income

	Year ended December 31,
(in thousands)	2024	2023	2022
Interest on notes receivable	$2	$2,167	$3,250
Dividend income	685	7,671	10,529
Other income	148	(94)	9
Total income	835	9,744	13,788
Interest expense	23,925	23,714	19,721
Salaries and benefits	922	835	782
Legal and professional	2,005	1,504	1,583
Other non-interest expense	2,072	1,823	1,636
Total expense	28,924	27,876	23,722
Loss before income taxes and equity in undistributed income of subsidiary	(28,089)	(18,132)	(9,934)
Income tax benefit	(8,102)	(4,537)	(2,282)
Loss before equity in undistributed income of subsidiary	(19,987)	(13,595)	(7,652)
Equity in undistributed income of subsidiary	97,495	201,189	337,946
Net income	77,508	187,594	330,294
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$60,258	$170,344	$313,044
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating Activities
Net income	$77,508	$187,594	$330,294
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiary	(97,495)	(201,189)	(337,946)
Depreciation and amortization	438	437	438
Net (gain)/loss recognized on equity securities	(4,395)	(508)	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	26,560	37,446	(2,095)
Accrued interest payable and other liabilities	26,355	16,941	3,086
Net cash provided by/(used in) operating activities	28,971	40,721	(6,223)
Investing Activities
Sales/(purchases) of equity securities, net	(15,443)	(18,337)	—
Repayments of investments in/(advances to) subsidiaries	(2,000)	160,000	(50,000)
Net cash provided by/(used in) investing activities	(17,443)	141,663	(50,000)
Financing Activities
Issuance of stock related to stock-based awards	(9,065)	(4,215)	(4,209)
Preferred stock dividends paid	(17,250)	(17,250)	(17,250)
Repurchase of common stock	(81,508)	(105,024)	(115,302)
Net cash used in financing activities	(107,823)	(126,489)	(136,761)
Net increase/(decrease) in cash and cash equivalents	(96,295)	55,895	(192,984)
Cash and cash equivalents at beginning of year	301,672	245,777	438,761
Cash and cash equivalents at end of year	$205,377	$301,672	$245,777
(18) New Accounting Standards
Accounting Standards Update 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”) enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on the Company’s financial statement disclosures.

Accounting Standards Update 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) improves financial reporting by requiring that public business entities disclose additional information about specific expense categories (certain costs and expenses) in the notes to the financial statements. ASU 2024-03 is effective January 1, 2026 and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”) clarifies wither the settlement of convertible debt, including debt containing cash conversion features at terms that are different from the terms included in the existing debt instrument, should be accounted for as an induced conversion or a debt extinguishment. ASU 2024-04 is effective for public business entities January 1, 2025 and is not expected to have a significant impact on the Company’s financial statements.
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
As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on

the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 11, 2025 expressed an unqualified opinion thereon.
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
February 11, 2025

ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Directors under the subheadings “Proposal One – Election of Directors,” “Qualifications Required of All Directors” and “Director Nominees” under the principal heading “Governance”; the information regarding Executive Officers under the subheading “Executive Officers” under the principal heading “Executive Compensation”; the information regarding the Code of Business Conduct under the principal heading “Governance”; the information under the subheading “Delinquent Section 16(a) Reports” under the principal heading “Stock Ownership Information; the information regarding the Audit Committee under the subheading “Committees of the Board” under the principal heading “Governance”; and the information regarding the Insider Trading Policy under the subheading “Compensation and Other Policies - Insider Trading and Anti-Hedging / Anti-Pledging Policy” under the principal heading “Executive Compensation” in the Company’s 2025 Proxy Statement is incorporated herein by reference.
ITEM 11.     EXECUTIVE COMPENSATION
The information under the subheading “Director Compensation” under the principal heading “Governance” and the information under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “2024 CEO Pay Ratio” and “2024 Pay Versus Performance” under the principal heading “Executive Compensation” in the Company’s 2025 Proxy Statement is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Executive Compensation” and the information under the principal heading “Stock Ownership Information” in the Company’s 2025 Proxy Statement is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading “Director Nominees” under the principal heading “Governance” and the information under the subheading “Indebtedness of Management and Related Party Transactions” under the principal heading “Executive Compensation” in the Company’s 2025 Proxy Statement is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading “Proposal Two – Ratification of Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm” and under the principal heading “Audit Matters” in the Company’s 2025 Proxy Statement is incorporated herein by reference.
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
The Company’s consolidated financial statements and related report of its independent registered public accounting firm required in response to this Item are incorporated by reference from Item 8 of this Report.
(2) All financial statements required by Item 8
None are applicable because the required information has been incorporated in the Company’s consolidated financial statements and notes thereto which are incorporated in this Report by reference.
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

4.4	Indenture dated November 19, 2002 which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 4, 2002
4.5
Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 4, 2002

4.6	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 11, 2003
4.7
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

4.11
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

4.14
Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 3, 2006

4.15
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

4.17
Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2006

4.18
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 5, 2006

4.19	Form of Global 5.25% Subordinated Note due 2026, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 31, 2014.
4.20	First Supplemental Indenture, dated May 6, 2021, between the Company and the Trustee, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 6, 2021.
4.21
Deposit Agreement, dated March 3, 2021, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 3, 2021

10.1
Amended and Restated Employment Agreement, dated as of July 29, 2024, between Texas Capital Bancshares, Inc. and Robert C. Holmes, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 17, 2024+

10.2
Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 21, 2014+

10.3
Texas Capital Bancshares, Inc. Amended and Restated 2006 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated February 9, 2021+

10.4
Third Amended and Restated Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan, which is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on form 10-K dated February 9, 2021+

10.5	Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2022+
10.6
Form of 2021 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated February 9, 2022+

10.7
Form of 2022 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.8
Form of 2022 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.9
Form of 2023 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 20, 2023+

10.10
Form of 2023 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated April 20, 2023+

10.11
Form of 2024 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 18, 2024+

10.12
Form of 2024 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 18, 2024+

10.13	Key Executive Severance Policy, which is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 9, 2022+
10.14	Key Executive Change-in-Control Severance Policy, which is incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated February 9, 2022+
19.1	Insider Trading Policy*

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, which is incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K dated February 13, 2024
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 11, 2025	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ ROB C. HOLMES
Rob C. Holmes President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 11, 2025	/S/ ROBERT W. STALLINGS
Robert W. Stallings Chairman of the Board and Director

Date:	February 11, 2025	/S/ J. MATTHEW SCURLOCK
J. Matthew Scurlock Chief Financial Officer (principal financial officer)

Date:	February 11, 2025	/S/ ELLEN E. DETRICH

Ellen E. Detrich Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 11, 2025	/S/ PAOLA M. ARBOUR
Paola M. Arbour Director

Date:	February 11, 2025	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 11, 2025	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 11, 2025	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 11, 2025	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 11, 2025	/S/ THOMAS E. LONG
Thomas E. Long Director

Date:	February 11, 2025	/S/ MARK W. MIDKIFF
Mark W. Midkiff Director

Date:	February 11, 2025	/S/ ELYSIA HOLT RAGUSA
Elysia Holt Ragusa Director

Date:	February 11, 2025	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 11, 2025	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 11, 2025	/S/ LAURA L. WHITLEY
Laura L. Whitley Director