Form 10-Q
period 2025-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2025-04-17
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2025

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to
Commission file number 001-34657
TEXAS CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2679109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 McKinney Avenue
Suite 700
Dallas	TX	USA	75201
(Address of principal executive offices)			(Zip Code)
(214) 932-6600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCBI	The Nasdaq Stock Market
5.75% Non-Cumulative Perpetual Preferred Stock Series B, par value $0.01 per share	TCBIO	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On April 15, 2025, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 45,903,380

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$201,504	$176,501
Interest bearing cash and cash equivalents	3,600,969	3,012,307
Available-for-sale debt securities	3,678,378	3,524,686
Held-to-maturity debt securities	779,354	796,168
Equity securities	71,679	75,261
Trading securities	1,808	—
Investment securities	4,531,219	4,396,115
Loans held for sale	—	—
Loans held for investment, mortgage finance	4,725,541	5,215,574
Loans held for investment	17,654,243	17,234,492
Less: Allowance for credit losses on loans	278,379	271,709
Loans held for investment, net	22,101,405	22,178,357
Premises and equipment, net	84,575	85,443
Accrued interest receivable and other assets	854,581	881,664
Goodwill and intangibles, net	1,496	1,496
Total assets	$31,375,749	$30,731,883
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,874,780	$7,485,428
Interest bearing deposits	18,178,254	17,753,171
Total deposits	26,053,034	25,238,599
Accrued interest payable	25,270	23,680
Other liabilities	457,150	556,322
Short-term borrowings	750,000	885,000
Long-term debt	660,521	660,346
Total liabilities	27,945,975	27,363,947
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at March 31, 2025 and December 31, 2024	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,707,542 and 51,520,315 at March 31, 2025 and December 31, 2024, respectively	517	515
Additional paid-in capital	1,060,028	1,056,719
Retained earnings	2,538,385	2,495,651
Treasury stock - 5,682,609 and 5,286,503 shares at cost at March 31, 2025 and December 31, 2024, respectively	(332,994)	(301,842)
Accumulated other comprehensive loss, net of taxes	(136,162)	(183,107)
Total stockholders’ equity	3,429,774	3,367,936
Total liabilities and stockholders’ equity	$31,375,749	$30,731,883
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(in thousands except per share data)	2025	2024
Interest income
Interest and fees on loans	$334,150	$330,879
Investment securities	46,565	32,144
Interest bearing cash and cash equivalents	46,574	54,355
Total interest income	427,289	417,378
Interest expense
Deposits	174,936	175,600
Short-term borrowings	8,246	12,783
Long-term debt	8,073	13,986
Total interest expense	191,255	202,369
Net interest income	236,034	215,009
Provision for credit losses	17,000	19,000
Net interest income after provision for credit losses	219,034	196,009
Non-interest income
Service charges on deposit accounts	7,840	6,339
Wealth management and trust fee income	3,964	3,567
Brokered loan fees	1,949	1,911
Investment banking and advisory fees	16,478	18,424
Trading income	5,939	4,712
Other	8,274	6,366
Total non-interest income	44,444	41,319
Non-interest expense
Salaries and benefits	131,641	128,727
Occupancy expense	10,844	9,737
Marketing	5,009	6,036
Legal and professional	14,989	16,195
Communications and technology	23,642	21,114
Federal Deposit Insurance Corporation insurance assessment	5,341	8,421
Other	11,554	12,163
Total non-interest expense	203,020	202,393
Income before income taxes	60,458	34,935
Income tax expense	13,411	8,793
Net income	47,047	26,142
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$42,734	$21,829
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$50,279	$(42,343)
Amounts reclassified into net income	10,359	19,708
Other comprehensive income/(loss)	60,638	(22,635)
Income tax expense/(benefit)	13,693	(4,753)
Other comprehensive income/(loss), net of tax	46,945	(17,882)
Comprehensive income	$93,992	$8,260
Basic earnings per common share	$0.93	$0.46
Diluted earnings per common share	$0.92	$0.46
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2023 (audited)	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	26,142	—	—	—	26,142
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(17,882)	(17,882)
Total comprehensive income										8,260
Stock-based compensation expense recognized in earnings	—	—	—	—	8,026	—	—	—	—	8,026
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	277,701	3	(8,933)	—	—	—	—	(8,930)
Repurchase of common stock	—	—	—	—	—	—	(529,338)	(31,523)	—	(31,523)
Balance at March 31, 2024	300,000	$300,000	51,420,680	$514	$1,044,669	$2,457,222	(4,434,405)	$(251,857)	$(379,886)	$3,170,662

Balance at December 31, 2024 (audited)	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	47,047	—	—	—	47,047
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	46,945	46,945
Total comprehensive income										93,992
Stock-based compensation expense recognized in earnings	—	—	—	—	10,359	—	—	—	—	10,359
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	187,227	2	(7,050)	—	—	—	—	(7,048)
Repurchase of common stock	—	—	—	—	—	—	(396,106)	(31,152)	—	(31,152)
Balance at March 31, 2025	300,000	$300,000	51,707,542	$517	$1,060,028	$2,538,385	(5,682,609)	$(332,994)	$(136,162)	$3,429,774
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities
Net income	$47,047	$26,142
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,000	19,000
Depreciation and amortization	9,217	10,906
Net (gain)/loss recognized on investment securities	2,052	(4,034)
Sales/(purchases) of trading securities, net	(1,824)	—
Stock-based compensation expense	12,750	8,534
Proceeds from sales and repayments of loans held for sale	—	15,605
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	4,604	48,253
Accrued interest payable and other liabilities	(90,478)	(28,586)
Net cash provided by operating activities	368	95,820
Investing activities
Purchases of available-for-sale debt securities	(198,597)	(596,610)
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	97,698	317,717
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	17,659	17,064
Sales/(purchases) of equity securities, net	1,546	(17,628)
Originations of loans held for investment, mortgage finance	(18,466,846)	(16,389,564)
Proceeds from pay-offs of loans held for investment, mortgage finance	18,956,879	16,214,579
Net increase in loans held for investment, excluding mortgage finance loans	(429,548)	(335,475)
Purchase of premises and equipment, net	(2,416)	(20,043)
Net cash used in investing activities	(23,625)	(809,960)
Financing activities
Net increase/(decrease) in deposits	814,435	1,582,198
Issuance of stock related to stock-based awards	(7,048)	(8,930)
Preferred stock dividends paid	(4,313)	(4,313)
Repurchase of common stock	(31,152)	(31,523)
Net increase/(decrease) in short-term borrowings	(135,000)	(750,000)
Net cash provided by financing activities	636,922	787,432
Net increase in cash and cash equivalents	613,665	73,292
Cash and cash equivalents at beginning of period	3,188,808	3,242,850
Cash and cash equivalents at end of period	$3,802,473	$3,316,142
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$189,665	$267,955
Cash received during the period for income taxes	(1,290)	(909)
Transfers of loans from held for investment to held for sale	—	9,250
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
The Company’s business activities are conducted primarily through its wholly-owned bank subsidiary Texas Capital Bank (the “Bank”) and its wholly-owned non-bank subsidiary, TCBI Securities Inc. (“TCBI Securities”). The Bank is a Texas state-chartered bank. TCBI Securities is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority and Municipal Securities Rulemaking Board.
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
The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made present a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements and the notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements do not include all of the information and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands except share and per share data)	2025	2024
Numerator:
Net income	$47,047	$26,142
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$42,734	$21,829
Denominator:
Basic earnings per common share—weighted average common shares	46,123,416	47,278,681
Effect of dilutive outstanding stock-settled awards	493,288	432,511
Dilutive earnings per common share—weighted average diluted common shares	46,616,704	47,711,192
Basic earnings per common share	$0.93	$0.46
Diluted earnings per common share	$0.92	$0.46
Anti-dilutive outstanding stock-settled awards	22,707	127,145

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Available-for-sale debt securities:
U.S. Treasury securities	$282,053	$—	$(1,954)	$280,099
Residential mortgage-backed securities	3,264,089	11,603	(129,561)	3,146,131
Commercial mortgage-backed securities	240,342	1,738	(1,526)	240,554
CRT securities	12,165	—	(571)	11,594
Total available-for-sale debt securities	3,798,649	13,341	(133,612)	3,678,378
Held-to-maturity debt securities:
Residential mortgage-backed securities	779,354	—	(93,692)	685,662
Total held-to-maturity debt securities	779,354	—	(93,692)	685,662
Equity securities				71,679
Trading securities				1,808
Total investment securities(2)				$4,531,219
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$280,137	$—	$(2,852)	$277,285
Residential mortgage-backed securities	3,195,145	7,200	(168,302)	3,034,043
Commercial mortgage-backed securities	206,830	—	(5,398)	201,432
CRT securities	12,466	—	(540)	11,926
Total available-for-sale debt securities	3,694,578	7,200	(177,092)	3,524,686
Held-to-maturity securities:
Residential mortgage-backed securities	796,168	—	(117,994)	678,174
Total held-to-maturity securities	796,168	—	(117,994)	678,174
Equity securities				75,261
Total investment securities(2)				$4,396,115
(1)    Excludes accrued interest receivable of $14.2 million and $13.8 million at March 31, 2025 and December 31, 2024, respectively, related to available-for-sale debt securities and $1.3 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
The Company did not sell any available-for-sale debt securities during the first three months of 2025 or 2024.
The amortized cost and estimated fair value as of March 31, 2025, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$282,053	$280,099	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	230,060	229,911	—	—
Due after ten years	3,286,536	3,168,368	779,354	685,662
Total	$3,798,649	$3,678,378	$779,354	$685,662

The table below presents the weighted average yields for the Company’s available-for-sale debt securities for the three months ended March 31, 2025. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	U.S. Treasury securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	CRT securities
Due within one year	3.13%	—%	—%	—%
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	3.87	4.83	4.44
Due after ten years	—	4.62	4.35	—
Total	3.13%	4.62%	4.79%	4.44%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
U.S. Treasury securities	$—	$—	$280,099	$(1,954)	$280,099	$(1,954)
Residential mortgage-backed securities	1,338,655	(4,822)	1,289,319	(124,739)	2,627,974	(129,561)
Commercial mortgage-backed securities	155,810	(1,526)	—	—	155,810	(1,526)
CRT securities	—	—	11,594	(571)	11,594	(571)
Total	$1,494,465	$(6,348)	$1,581,012	$(127,264)	$3,075,477	$(133,612)
December 31, 2024
U.S. Treasury securities	$—	$—	$277,285	$(2,852)	$277,285	$(2,852)
Residential mortgage-backed securities	1,338,801	(18,141)	1,323,180	(150,161)	2,661,981	(168,302)
Commercial mortgage-backed securities	201,432	(5,398)	—	—	201,432	(5,398)
CRT securities	—	—	11,926	(540)	11,926	(540)
Total	$1,540,233	$(23,539)	$1,612,391	$(153,553)	$3,152,624	$(177,092)
At March 31, 2025, the Company had 55 available-for-sale debt securities in an unrealized loss position, comprised of 6 U.S. Treasury securities, 42 residential mortgage-backed securities, 5 commercial mortgage-backed securities and two Credit Risk Transfer (“CRT”) securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/loss, net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At March 31, 2025 and December 31, 2024, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At March 31, 2025 and December 31, 2024, debt securities with carrying values of approximately $913,000 and $940,000, respectively, were pledged to secure certain customer deposits.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net gains/(losses) recognized during the period	$(1,708)	$4,034
Less: Realized net gains/(losses) recognized on securities sold	328	312
Unrealized net gains/(losses) recognized on securities still held	$(2,036)	$3,722

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	March 31, 2025	December 31, 2024
Loans held for investment(1):
Commercial	$11,404,294	$11,145,591
Mortgage finance	4,725,541	5,215,574
Commercial real estate	5,823,987	5,616,282
Consumer	521,253	565,376
Gross loans held for investment	22,475,075	22,542,823
Unearned income (net of direct origination costs)	(95,291)	(92,757)
Total loans held for investment	22,379,784	22,450,066
Allowance for credit losses on loans	(278,379)	(271,709)
Total loans held for investment, net	$22,101,405	$22,178,357
(1)    Excludes accrued interest receivable of $102.1 million and $107.3 million at March 31, 2025 and December 31, 2024, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2025
Commercial
(1-7) Pass	$246,092	$1,510,510	$1,053,890	$1,153,375	$278,453	$206,130	$6,376,270	$11,809	$10,836,529
(8) Special mention	95	28,270	44,350	147,876	23,983	4,802	76,719	18,905	345,000
(9) Substandard - accruing	24	580	40,449	37,731	7,274	3,228	73,691	—	162,977
(9+) Non-accrual	—	—	8,623	4,030	—	21,830	25,305	—	59,788
Total commercial	$246,211	$1,539,360	$1,147,312	$1,343,012	$309,710	$235,990	$6,551,985	$30,714	$11,404,294
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$4,725,541	$—	$4,725,541
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$4,725,541	$—	$4,725,541
Commercial real estate
(1-7) Pass	$129,486	$624,923	$956,181	$1,902,158	$845,006	$887,128	$274,724	$12,983	$5,632,589
(8) Special mention	—	25,532	5,781	70,158	19,120	14,005	—	845	135,441
(9) Substandard - accruing	—	—	3,034	—	—	19,146	—	—	22,180
(9+) Non-accrual	—	—	—	20,277	—	13,500	—	—	33,777
Total commercial real estate	$129,486	$650,455	$964,996	$1,992,593	$864,126	$933,779	$274,724	$13,828	$5,823,987
Consumer
(1-7) Pass	$6,817	$39,708	$28,914	$52,991	$75,499	$125,286	$188,314	$—	$517,529
(8) Special mention	—	2,724	—	—	—	—	1,000	—	3,724
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$6,817	$42,432	$28,914	$52,991	$75,499	$125,286	$189,314	$—	$521,253
Total	$382,514	$2,232,247	$2,141,222	$3,388,596	$1,249,335	$1,295,055	$11,741,564	$44,542	$22,475,075
Gross charge-offs	$—	$86	$116	$4,018	$—	$415	$6,062	$—	$10,697

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2024
Commercial
(1-7) Pass	$1,612,695	$1,156,414	$1,256,539	$307,590	$76,821	$169,974	$6,027,177	$12,040	$10,619,250
(8) Special mention	22,953	28,354	134,092	21,626	30	6,369	91,423	—	304,847
(9) Substandard - accruing	623	44,901	51,536	7,855	301	3,309	37,405	—	145,930
(9+) Non-accrual	—	9,220	8,057	—	360	23,708	34,219	—	75,564
Total commercial	$1,636,271	$1,238,889	$1,450,224	$337,071	$77,512	$203,360	$6,190,224	$12,040	$11,145,591
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
Commercial real estate
(1-7) Pass	$599,301	$889,603	$1,843,706	$885,913	$216,077	$704,288	$273,663	$18,085	$5,430,636
(8) Special mention	25,532	4,353	70,161	15,831	299	13,731	—	872	130,779
(9) Substandard - accruing	—	—	—	—	—	20,230	—	—	20,230
(9+) Non-accrual	85	—	20,637	—	—	13,915	—	—	34,637
Total commercial real estate	$624,918	$893,956	$1,934,504	$901,744	$216,376	$752,164	$273,663	$18,957	$5,616,282
Consumer
(1-7) Pass	$44,352	$28,289	$54,148	$75,924	$40,667	$99,471	$220,561	$—	$563,412
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	964	—	—	964
Total Consumer	$44,352	$28,289	$54,148	$75,924	$40,667	$100,435	$221,561	$—	$565,376
Total	$2,305,541	$2,161,134	$3,438,876	$1,314,739	$334,555	$1,055,959	$11,901,022	$30,997	$22,542,823
Gross charge-offs	$994	$7,543	$550	$4,037	$537	$8,784	$23,566	$44	$46,055

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Three Months Ended March 31, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	9,167	2,701	4,641	(42)	16,467
Charge-offs	10,197	—	500	—	10,697
Recoveries	483	—	413	4	900
Net charge-offs (recoveries)	9,714	—	87	(4)	9,797
Ending balance	$197,876	$5,456	$73,379	$1,668	$278,379
Three Months Ended March 31, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Provision for credit losses on loans	19,976	1,825	2,786	166	24,753
Charge-offs	7,544	—	3,325	—	10,869
Recoveries	105	—	—	—	105
Net charge-offs (recoveries)	7,439	—	3,325	—	10,764
Ending balance	$183,974	$5,998	$71,290	$2,700	$263,962
The Company recorded a $16.5 million provision for credit losses on loans for the three months ended March 31, 2025, compared to $24.8 million for the same period of 2024. The $16.5 million provision for credit losses on loans resulted primarily from an increase in criticized loans, $9.8 million in net charge-offs recorded during the three months ended March 31, 2025 and uncertainty in the economic outlook. Criticized loans totaled $762.9 million at March 31, 2025, compared to $714.0 million at December 31, 2024.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2025, the Company had $21.0 million in collateral-dependent commercial loans, collateralized by business assets, and $33.8 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
March 31, 2025
Commercial	$1,298	$2,726	$—	$4,024	$59,788	$11,340,482	$11,404,294	$5,689
Mortgage finance	—	—	—	—	—	4,725,541	4,725,541	—
Commercial real estate	5,103	—	791	5,894	33,777	5,784,316	5,823,987	—
Consumer	—	—	—	—	—	521,253	521,253	—
Total	$6,401	$2,726	$791	$9,918	$93,565	$22,371,592	$22,475,075	$5,689
(1)As of March 31, 2025, $349,000 of non-accrual loans were earning interest income on a cash basis compared to $360,000 as of December 31, 2024. Additionally, $64,000 of interest income was recognized on non-accrual loans for the three months ended March 31, 2025 compared to $18,000 for the same period in 2024. Accrued interest of $7,000 and $487,000 was reversed during the three months ended March 31, 2025 and March 31, 2024, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment as of March 31, 2025 and March 31, 2024 made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and March 31, 2024, by type of modification granted and the financial effect of those modifications:

							Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended March 31, 2025
Commercial	$1,817	$—	$788	$—	$2,605	0.01%	—%	6 to 12	$135
Commercial real estate	18,163	—	—	—	18,163	0.08%	—%	—	369
Total	$19,980	$—	$788	$—	$20,768	0.09%
Three Months Ended March 31, 2024
Commercial	$11,575	$300	$—	$—	$11,875	0.06%	—%	12	$3,650
Total	$11,575	$300	$—	$—	$11,875	0.06%
The table below details gross loans held for investment as of March 31, 2025 and March 31, 2024 that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Payment Deferral and Term Extension	Total
Three Months Ended March 31, 2025
Commercial	$2,996	$—	$2,996
Commercial real estate	—	13,500	13,500
Total	$2,996	$13,500	$16,496
Three Months Ended March 31, 2024
Commercial	$3,129	$1,756	$4,885
Total	$3,129	$1,756	$4,885
The table below provides an age analysis of gross loans held for investment as of March 31, 2025 and March 31, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
March 31, 2025
Commercial	$—	$—	$9,567	$33,825	$43,392
Commercial real estate	—	—	31,663	15,831	47,494
Total	$—	$—	$41,230	$49,656	$90,886
March 31, 2024
Commercial	$259	$—	$12,463	$34,253	$46,975
Commercial real estate	—	—	—	18,581	18,581
Total	$259	$—	$12,463	$52,834	$65,556

(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	March 31, 2025	December 31, 2024
Federal Home Loan Bank borrowings	$750,000	$885,000
Total short-term borrowings	$750,000	$885,000

The table below presents a summary of long-term debt:

(in thousands)	March 31, 2025	December 31, 2024
Bank-issued 5.25% fixed rate subordinated notes due 2026	174,783	174,717
Company-issued 4.00% fixed rate subordinated notes due 2031	372,332	372,223
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$660,521	$660,346
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Three Months Ended March 31, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	604	(2)	(61)	(8)	533
Ending balance	$48,511	$21	$5,290	$43	$53,865
Three Months Ended March 31, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	(3,728)	28	(2,048)	(5)	(5,753)
Ending balance	$32,312	$34	$8,099	$164	$40,609

(in thousands)				March 31, 2025	December 31, 2024
Commitments to extend credit - period end balance				$10,005,653	$9,694,406
Standby letters of credit - period end balance				522,580	538,047
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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the three months ended March 31, 2025 or during 2024. On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, which is set to expire January 31, 2026. During the three months ended March 31, 2025, the Company repurchased 396,106 shares of its common stock for an aggregate price, including excise tax expense, of $31.2 million, at a weighted average price of $78.25 per share.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
At the beginning of each of the last five years of the life of the Bank-issued fixed rate subordinated notes due 2026, the amount that is eligible to be included in Tier 2 capital is reduced by 20% of the original amount of the notes (net of redemptions). In 2025, the amount of the notes that qualify as Tier 2 capital has been reduced by 100%.

The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of March 31, 2025 and December 31, 2024.

			March 31, 2025		December 31, 2024
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,264,105	11.63%	$3,251,979	11.38%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,674,105	13.09%	3,661,979	12.82%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,378,681	15.61%	4,390,656	15.37%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,674,105	11.77%	3,661,979	11.33%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,312,614	11.90%	$3,611,714	12.75%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,312,614	11.90%	3,611,714	12.75%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,644,858	13.09%	3,968,168	14.00%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,312,614	10.70%	3,611,714	11.27%
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
(8) Stock-Based Compensation
The Company has long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the Company’s board of directors or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and performance units, or any combination thereof. On April 15, 2025, the Company’s stockholders approved the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, as amended and restated, which increases shares authorized and available for grant by 1.1 million shares and extends the plan’s maturity date by two years.
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-settled awards:
RSUs	$10,359	$8,026
Cash-settled units	2,391	508
Total	$12,750	$8,534

(in thousands except period data)	March 31, 2025
Unrecognized compensation expense related to unvested stock-settled awards	$31,659
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	2.1
Unrecognized compensation expense related to cash-settled units	$25,252
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.5
(9) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in Accounting Standards Codification 820, Fair Value Measurements and Disclosures. See Note 1 - Operations and Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2025
Available-for-sale debt securities:(1)
U.S. Treasury securities	$280,099	$—	$—
Residential mortgage-backed securities	—	3,146,131	—
Commercial mortgage-backed securities	—	240,554	—
CRT securities	—	—	11,594
Equity securities(1)(2)	55,551	16,128	—
Trading securities(1)	—	1,808	—
Loans held for investment(3)	—	—	29,175
Derivative assets(4)	—	39,542	—
Securities sold not yet purchased(5)	30,167	—	—
Derivative liabilities(4)	—	44,133	—
Non-qualified deferred compensation plan liabilities(6)	17,785	—	—
December 31, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$277,285	$—	$—
Residential mortgage-backed securities	—	3,034,043	—
Commercial mortgage-backed securities	—	201,432	—
CRT securities	—	—	11,926
Equity securities(1)(2)	59,235	16,026	—
Loans held for investment(3)	—	—	35,318
Derivative assets(4)	—	23,202	—
Securities sold not yet purchased(5)	33,705	—	—
Derivative liabilities(4)	—	57,906	—
Non-qualified deferred compensation plan liabilities(6)	19,109	—	—
(1)Available-for-sale debt securities, equity securities and trading securities are measured at fair value on a recurring basis, generally monthly.
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
(5)Securities sold not yet purchased are measured at fair value on a recurring basis, generally monthly.
(6)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended March 31, 2025
Available-for-sale debt securities:(1)
CRT securities	$11,926	$—	$(301)	$—	$(31)	$11,594
Three Months Ended March 31, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(209)	$—	$475	$12,261
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2025, the discount rates utilized ranged from 4.90% to

6.20% and the weighted-average life ranged from 4.31 years to 6.41 years. On a combined amortized cost weighted-average basis a discount rate of 5.42% and a weighted-average life of 5.15 years were utilized to determine the fair value of these securities at March 31, 2025. At December 31, 2024, the combined weighted-average discount rate and weighted-average life utilized were 5.63% and 5.35 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $29.2 million fair value of loans held for investment at March 31, 2025 reported above includes impaired loans with a carrying value of $54.8 million that were reduced by specific allowance allocations totaling $25.6 million based on collateral valuations utilizing Level 3 inputs. The $35.3 million fair value of loans held for investment at December 31, 2024 reported above includes impaired loans with a carrying value of $63.6 million that were reduced by specific allowance allocations totaling $28.3 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$3,802,473	$3,802,473	$3,802,473	$—	$—
Available-for-sale debt securities	3,678,378	3,678,378	280,099	3,386,685	11,594
Held-to-maturity debt securities	779,354	685,662	—	685,662	—
Equity securities	71,679	71,679	55,551	16,128	—
Trading securities	1,808	1,808	—	1,808	—
Loans held for investment, net	22,101,405	22,044,077	—	—	22,044,077
Derivative assets	39,542	39,542	—	39,542	—
Financial liabilities:
Total deposits	26,053,034	26,056,248	—	—	26,056,248
Short-term borrowings	750,000	750,000	—	750,000	—
Long-term debt	660,521	628,824	—	628,824	—
Securities sold not yet purchased	30,167	30,167	30,167	—	—
Derivative liabilities	44,133	44,133	—	44,133	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$3,188,808	$3,188,808	$3,188,808	$—	$—
Available-for-sale debt securities	3,524,686	3,524,686	277,285	3,235,475	11,926
Held-to-maturity debt securities	796,168	678,174	—	678,174	—
Equity securities	75,261	75,261	59,235	16,026	—
Loans held for investment, net	22,178,357	22,115,585	—	—	22,115,585
Derivative assets	23,202	23,202	—	23,202	—
Financial liabilities:
Total deposits	25,238,599	25,245,009	—	—	25,245,009
Short-term borrowings	885,000	885,000	—	885,000	—
Long-term debt	660,346	622,713	—	622,713	—
Securities sold not yet purchased	33,705	33,705	33,705	—	—
Derivative liabilities	57,906	57,906	—	57,906	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	March 31, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,900,000	$1,977	$15,106	$2,600,000	$254	$23,265
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	288,229	5,926	5,738	485,948	5,462	5,299
Interest rate contracts:
Swaps	6,274,509	40,507	40,507	6,273,301	45,771	45,771
Caps and floors written	2,133,194	3,154	3,702	970,451	1,066	2,529
Caps and floors purchased	2,133,194	3,702	3,145	970,451	2,529	1,066
Forward contracts	28,877,726	50,431	49,207	20,237,917	41,896	41,035
Gross derivatives		105,697	117,405		96,978	118,965
Netting adjustment - offsetting derivative assets/liabilities		(47,941)	(47,941)		(44,097)	(44,097)
Netting adjustment - cash collateral received/posted		(18,214)	(25,331)		(29,679)	(16,962)
Net derivatives included on the consolidated balance sheets		$39,542	$44,133		$23,202	$57,906
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $39.5 million at March 31, 2025 and approximately $23.2 million at December 31, 2024. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At March 31, 2025, the Company had $45.6 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $19.3 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2024, were $71.3 million in cash collateral pledged to counterparties and $31.0 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 12 risk participation agreements where it acts as a participant bank with a notional amount of $193.1 million at March 31, 2025, compared to 17 risk participation agreements with a notional amount of $228.6 million at December 31, 2024. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $2.0 million at March 31, 2025 and $4.1 million at December 31, 2024. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2025 and December 31, 2024. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 29 risk participation agreements where the Company acts as the lead bank having a notional amount of $383.5 million at March 31, 2025, compared to 25 agreements having a notional amount of $349.5 million at December 31, 2024.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the three months ended March 31, 2025, the Company recorded $658,000 in unrealized gains to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $8.7 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $11.2 million related to active and terminated hedges will be reclassified from AOCI as a decrease to interest income. As of March 31, 2025, the maximum length of time over which forecasted transactions are hedged is 2.42 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended March 31, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	658	49,621	—	50,279
Amounts reclassified into net income	8,714	—	1,645	10,359
Total other comprehensive income	9,372	49,621	1,645	60,638
Income tax expense	2,117	11,204	372	13,693
Total other comprehensive income, net of tax	7,255	38,417	1,273	46,945
Ending balance	$(8,020)	$(93,114)	$(35,028)	$(136,162)
Three Months Ended March 31, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(27,873)	(14,470)	—	(42,343)
Amounts reclassified into net income	18,006	—	1,702	19,708
Total other comprehensive income/(loss)	(9,867)	(14,470)	1,702	(22,635)
Income tax expense/(benefit)	(2,072)	(3,038)	357	(4,753)
Total other comprehensive income/(loss), net of tax	(7,795)	(11,432)	1,345	(17,882)
Ending balance	$(53,544)	$(285,238)	$(41,104)	$(379,886)
(12) New Accounting Standards
Accounting Standards Update 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-02 “Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” (“ASU 2025-02”) amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on the Company’s financial statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in 2024 Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors, including recent trade policies and their impact on our customers; increased or expanded competition from banks and other financial service providers in TCBI’s markets; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business and new products and services and potential strategic acquisitions; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; TCBI’s ability to use technology to provide products and services to its customers; risks related to the development and use of AI; changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; the failure to identify, attract, and retain key personnel and other employees; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; severe weather, natural disasters, climate change, acts of war, terrorism, global conflict, or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands except per share data)	2025	2024
Net interest income	$236,034	$215,009
Provision for credit losses	17,000	19,000
Non-interest income	44,444	41,319
Non-interest expense	203,020	202,393
Income before income taxes	60,458	34,935
Income tax expense	13,411	8,793
Net income	47,047	26,142
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$42,734	$21,829
Basic earnings per common share	$0.93	$0.46
Diluted earnings per common share	$0.92	$0.46
Net interest margin	3.19%	3.03%
Return on average assets (“ROA”)	0.61%	0.36%
Return on average common equity (“ROE”)	5.56%	3.03%
Efficiency ratio(1)	72.4%	79.0%
Non-interest income to average earning assets	0.60%	0.59%
Non-interest expense to average earning assets	2.75%	2.89%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended March 31, 2025 compared to three months ended March 31, 2024
The Company reported net income of $47.0 million and net income available to common stockholders of $42.7 million for the three months ended March 31, 2025, compared to net income of $26.1 million and net income available to common stockholders of $21.8 million for the same period in 2024. On a fully diluted basis, earnings per common share was $0.92 for the three months ended March 31, 2025, compared to $0.46 for the same period in 2024. ROE was 5.56% and ROA was 0.61% for the three months ended March 31, 2025, compared to 3.03% and 0.36%, respectively, for the same period in 2024. The increase in net income for the three months ended March 31, 2025 compared to the same period in 2024 resulted primarily from an increase in net interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,463,876	$46,565	4.10%	$4,299,368	$32,144	2.77%
Interest bearing cash and cash equivalents	4,255,796	46,574	4.44%	4,051,627	54,355	5.40%
Loans held for sale	335	2	2.97%	51,164	1,184	9.31%
Loans held for investment, mortgage finance	3,972,106	38,527	3.93%	3,517,707	31,455	3.60%
Loans held for investment(3)	17,527,070	296,091	6.85%	16,522,089	298,306	7.26%
Less: Allowance for credit losses on loans	272,758	—	—%	249,936	—	—%
Loans held for investment, net	21,226,418	334,618	6.39%	19,789,860	329,761	6.70%
Total earning assets	29,946,425	427,759	5.76%	28,192,019	417,444	5.88%
Cash and other assets	1,157,184			1,058,463
Total assets	$31,103,609			$29,250,482
Liabilities and Stockholders’ Equity
Transaction deposits	$2,163,250	$13,908	2.61%	$2,006,493	$16,858	3.38%
Savings deposits	13,357,243	133,577	4.06%	11,409,677	136,790	4.82%
Time deposits	2,329,384	27,451	4.78%	1,719,325	21,952	5.14%
Total interest bearing deposits	17,849,877	174,936	3.97%	15,135,495	175,600	4.67%
Short-term borrowings	751,500	8,246	4.45%	912,088	12,783	5.64%
Long-term debt	660,445	8,073	4.96%	859,509	13,986	6.54%
Total interest bearing liabilities	19,261,822	191,255	4.03%	16,907,092	202,369	4.81%
Non-interest bearing deposits	7,875,244			8,637,775
Other liabilities	552,154			509,286
Stockholders’ equity	3,414,389			3,196,329
Total liabilities and stockholders’ equity	$31,103,609			$29,250,482
Net interest income		$236,504			$215,075
Net interest margin			3.19%			3.03%
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2025/2024			2024/2023
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$14,421	$1,133	$13,288	$6,852	$1,376	$5,476
Interest bearing cash and cash equivalents	(7,781)	2,741	(10,522)	(8,081)	(16,973)	8,892
Loans held for sale	(1,182)	(1,177)	(5)	246	168	78
Loans held for investment, mortgage finance	7,072	4,067	3,005	(5,964)	2,660	(8,624)
Loans held for investment	(2,215)	18,141	(20,356)	39,066	15,514	23,552
Total interest income	10,315	24,905	(14,590)	32,119	2,745	29,374
Interest expense
Transaction deposits	(2,950)	1,317	(4,267)	13,005	6,164	6,841
Savings deposits	(3,213)	23,340	(26,553)	31,083	2,046	29,037
Time deposits	5,499	7,796	(2,297)	11,418	2,152	9,266
Short-term borrowings	(4,537)	(2,252)	(2,285)	(1,961)	(3,967)	2,006
Long-term debt	(5,913)	(3,237)	(2,676)	(997)	(1,175)	178
Total interest expense	(11,114)	26,964	(38,078)	52,548	5,220	47,328
Net interest income	$21,429	$(2,059)	$23,488	$(20,429)	$(2,475)	$(17,954)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $236.0 million for the three months ended March 31, 2025, compared to $215.0 million for the same period in 2024. The increase was primarily due to an increase in average total loans held for investment and a decrease in funding costs, partially offset by an increase in average interest bearing liabilities and a decrease in earning asset yields.
Average earning assets increased $1.8 billion for the three months ended March 31, 2025, compared to the same period in 2024, which included increases of $1.5 billion in average total loans held for investment, $164.5 million in average investment securities and $204.2 million in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $2.4 billion for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase of $2.7 billion in average interest bearing deposits, partially offset by decreases of $160.6 million in average short-term borrowings and $199.1 million in average long-term debt. Average non-interest bearing deposits for the three months ended March 31, 2025 decreased to $7.9 billion from $8.6 billion for the same period in 2024.
Net interest margin for the three months ended March 31, 2025 was 3.19%, compared to 3.03% for the same period of 2024. The increase was primarily due to a decrease in the cost of interest bearing deposits, partially offset by lower earning asset yields, compared to the same period in 2024.
The yield on total loans held for investment decreased to 6.39% for the three months ended March 31, 2025, compared to 6.70% for the same period in 2024, and the yield on earning assets decreased to 5.76% for the three months ended March 31, 2025, compared to 5.88% for the same period in 2024. Total cost of deposits decreased to 2.76% for the three months ended March 31, 2025 from 2.97% for the same period in 2024 and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.54% for the three months ended March 31, 2025, compared to 2.83% for the same period in 2024.

Non-interest Income

	Three Months Ended March 31,
(in thousands)	2025	2024
Service charges on deposit accounts	$7,840	$6,339
Wealth management and trust fee income	3,964	3,567
Brokered loan fees	1,949	1,911
Investment banking and advisory fees	16,478	18,424
Trading income	5,939	4,712
Other	8,274	6,366
Total non-interest income	$44,444	$41,319
Non-interest income increased $3.1 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increases in service charges on deposit accounts, trading income and other non-interest income, partially offset by a decrease in investment banking and advisory fees.
Non-interest Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Salaries and benefits	$131,641	$128,727
Occupancy expense	10,844	9,737
Marketing	5,009	6,036
Legal and professional	14,989	16,195
Communications and technology	23,642	21,114
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	5,341	8,421
Other	11,554	12,163
Total non-interest expense	$203,020	$202,393
Non-interest expense increased $627,000 during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to increases in salaries and benefits and communications and technology expense, partially offset by a decrease in FDIC expense. The three months ended March 31, 2024 included $3.0 million in additional FDIC special assessment expense.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2024 Form 10-K for details of these portfolio segments.

(in thousands)	March 31, 2025	December 31, 2024
Commercial	$11,404,294	$11,145,591
Mortgage finance	4,725,541	5,215,574
Commercial real estate	5,823,987	5,616,282
Consumer	521,253	565,376
Gross loans held for investment	22,475,075	22,542,823
Unearned income (net of direct origination costs)	(95,291)	(92,757)
Total loans held for investment	$22,379,784	$22,450,066
Total loans held for investment were $22.4 billion at March 31, 2025, an increase of $70.3 million from December 31, 2024, as increases in commercial and commercial real estate loans were partially offset by a decrease in mortgage finance loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 21% and 23% of gross loans held for investment at March 31, 2025 and December 31, 2024, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of March 31, 2025, the Company had $5.8 billion in shared national credits, $1.0 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of March 31, 2025, approximately $34.0 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of March 31, 2025, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	March 31, 2025	December 31, 2024
Non-accrual loans held for investment
Commercial:
Business assets	$52,318	$64,481
Accounts receivable and inventory	3,914	6,315
Machinery and equipment	2,333	2,729
Unsecured	—	60
Highly liquid assets	1,223	1,340
Other	—	639
Total commercial	59,788	75,564
Commercial real estate:
Industrial buildings	20,277	20,637
Office buildings	13,500	14,000
Hotel/motel buildings	—	—
Total commercial real estate	33,777	34,637
Consumer:
Single family residences	—	964
Total consumer	—	964
Total non-accrual loans held for investment	93,565	111,165
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$93,565	$111,165

Non-accrual loans held for investment to total loans held for investment	0.42%	0.50%
Total non-performing assets to total assets	0.30%	0.36%
Allowance for credit losses on loans to non-accrual loans held for investment	3.0x	2.4x

Loans held for investment past due 90 days and accruing	$791	$4,265
Loans held for investment past due 90 days to total loans held for investment	—%	0.02%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $17.0 million for the three months ended March 31, 2025, compared to a provision of $19.0 million for the three months ended March 31, 2024. The provision for credit losses for the three months ended March 31, 2025 reflects an increase in criticized loans, $9.8 million in net charge-offs recorded during the three months ended March 31, 2025 and uncertainty in the economic outlook. Criticized loans totaled $762.9 million at March 31, 2025, compared to $714.0 million at December 31, 2024.

The table below presents key metrics related to the Company’s credit loss experience:

	March 31, 2025	March 31, 2024
Allowance for credit losses on loans to total loans held for investment	1.24%	1.27%
Allowance for credit losses on loans to average total loans held for investment(1)	1.29%	1.32%
Total allowance for credit losses to total loans held for investment	1.48%	1.46%
Total provision for credit losses to average total loans held for investment(1)(2)	0.32%	0.38%
(1)Ratios are calculated using average balance for the three months ended March 31, 2025 and 2024, respectively.
(2)Ratios are annualized utilizing provision for credit losses for the three months ended March 31, 2025 and 2024, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$9,714	0.35%	$7,439	0.29%
Mortgage finance	—	—%	—	—%
Commercial real estate	87	0.01%	3,325	0.24%
Consumer	(4)	—%	—	—%
Total	$9,797	0.18%	$10,764	0.22%
(1)Ratios are annualized utilizing net charge-offs for the three months ended March 31, 2025 and 2024, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	March 31, 2025	December 31, 2024
Interest bearing cash and cash equivalents	$3,600,969	$3,012,307
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	16.1%	13.4%
Total earning assets	11.9%	10.2%
Total deposits	13.8%	11.9%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$25,657,040	98.5%	$24,704,091	97.9%
Brokered deposits	395,994	1.5%	534,508	2.1%
Total deposits	$26,053,034	100.0%	$25,238,599	100.0%

Estimated uninsured deposits, including accrued interest, were 41% of total deposits at both March 31, 2025 and December 31, 2024. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	March 31, 2025	December 31, 2024
FHLB borrowings	$750,000	$885,000
Total short-term and other borrowings	$750,000	$885,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	March 31, 2025	December 31, 2024
FHLB borrowing capacity relating to loans and pledged securities	$3,635,441	$4,664,703
FHLB borrowing capacity relating to unencumbered securities	4,351,533	4,189,993
Total FHLB borrowing capacity(1)	$7,986,974	$8,854,696
Unused federal funds lines available from commercial banks	$1,375,000	$1,370,000
Unused Federal Reserve borrowings capacity	$6,486,275	$5,436,652
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2026. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2025 or 2024.
The Company has long-term debt outstanding of $660.5 million as of March 31, 2025, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A. Risk Factors of the 2024 Form 10-K.
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
Capital Resources
The Company’s equity capital averaged $3.4 billion for the three months ended March 31, 2025 compared to $3.2 billion for the same period in 2024. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
On January 22, 2025, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program expires on January 31, 2026, but may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program. During the three months ended March 31, 2025, the Company repurchased 396,106 shares of its common stock for an aggregate purchase price, including excise tax expense, of $31.2 million, at a weighted average price of $78.25 per share.

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
The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company’s 2024 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of March 31, 2025, the quantitative estimate of the allowance for credit loss would increase by approximately $132.8 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of March 31, 2025, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of March 31, 2025 is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2025 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,600,969	$—	$—	$—	$3,600,969
Investment securities(1)	85,307	280,854	85,175	4,079,883	4,531,219
Variable loans	20,900,433	199,378	133,045	204,455	21,437,311
Fixed loans	47,432	57,454	207,732	725,146	1,037,764
Total loans(2)	20,947,865	256,832	340,777	929,601	22,475,075
Total interest sensitive assets	$24,634,141	$537,686	$425,952	$5,009,484	$30,607,263
Liabilities
Interest bearing customer deposits	$15,781,587	$—	$—	$—	$15,781,587
CDs	953,511	1,340,301	99,656	3,199	2,396,667
Total interest bearing deposits	16,735,098	1,340,301	99,656	3,199	18,178,254
Short-term borrowings	750,000	—	—	—	750,000
Long-term debt	113,406	174,783	—	372,332	660,521
Total borrowings	863,406	174,783	—	372,332	1,410,521
Total interest sensitive liabilities	$17,598,504	$1,515,084	$99,656	$375,531	$19,588,775
GAP	$7,035,637	$(977,398)	$326,296	$4,633,953	$—
Cumulative GAP	$7,035,637	$6,058,239	$6,384,535	$11,018,488	$11,018,488
Non-interest bearing deposits					7,874,780
Stockholders’ equity					3,429,774
Total					$11,304,554
(1)Available-for-sale debt securities, equity securities and trading securities based on fair market value.
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
For modeling purposes, the “shock test” scenarios as of March 31, 2025 and March 31, 2024 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	March 31, 2025	March 31, 2024
+ 200 basis points	7.4%	2.8%
+ 100 basis points	3.8%	1.5%
- 100 basis points	(6.1)%	(4.5)%
- 200 basis points	(12.2)%	(9.2)%
The simulations used to manage interest rate risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2024 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the three months ended March 31, 2025 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
First Quarter
January 2025	152,757	$78.48	152,757	$188,012,300
February 2025	160,757	80.94	160,757	175,000,085
March 2025	82,592	72.60	82,592	169,003,778
Total	396,106	$78.25	396,106	$169,003,778
(1)    The approximate dollar value of shares that may yet be purchased under the plans or programs and average price paid per share do not include the effect of excise tax expense incurred on net stock repurchases.
(2)    On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program is set to expire on January 31, 2026, and the program may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Form of 2025 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
10.2	Form of 2025 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 17, 2025

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)