Form 10-Q
period 2025-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2025-07-17
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On July 15, 2025, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 45,755,147

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$182,451	$176,501
Interest bearing cash and cash equivalents	2,507,691	3,012,307
Available-for-sale debt securities	3,774,141	3,524,686
Held-to-maturity debt securities	761,907	796,168
Equity securities	68,692	75,261
Trading securities	3,888	—
Investment securities	4,608,628	4,396,115
Loans held for investment, mortgage finance	5,889,589	5,215,574
Loans held for investment	18,035,945	17,234,492
Less: Allowance for credit losses on loans	277,648	271,709
Loans held for investment, net	23,647,886	22,178,357
Premises and equipment, net	86,831	85,443
Accrued interest receivable and other assets	908,552	881,664
Goodwill and intangibles, net	1,496	1,496
Total assets	$31,943,535	$30,731,883
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,718,006	$7,485,428
Interest bearing deposits	18,346,303	17,753,171
Total deposits	26,064,309	25,238,599
Accrued interest payable	14,120	23,680
Other liabilities	484,780	556,322
Short-term borrowings	1,250,000	885,000
Long-term debt	620,256	660,346
Total liabilities	28,433,465	27,363,947
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at June 30, 2025 and December 31, 2024	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,747,305 and 51,520,315 at June 30, 2025 and December 31, 2024, respectively	517	515
Additional paid-in capital	1,065,083	1,056,719
Retained earnings	2,611,401	2,495,651
Treasury stock - 6,000,469 and 5,286,503 shares at cost at June 30, 2025 and December 31, 2024, respectively	(354,000)	(301,842)
Accumulated other comprehensive loss, net of taxes	(112,931)	(183,107)
Total stockholders’ equity	3,510,070	3,367,936
Total liabilities and stockholders’ equity	$31,943,535	$30,731,883
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$364,358	$345,251	$698,508	$676,130
Investment securities	45,991	33,584	92,556	65,728
Interest bearing cash and cash equivalents	29,218	43,233	75,792	97,588
Total interest income	439,567	422,068	866,856	839,446
Interest expense
Deposits	174,798	181,280	349,734	356,880
Short-term borrowings	3,444	12,749	11,690	25,532
Long-term debt	7,930	11,457	16,003	25,443
Total interest expense	186,172	205,486	377,427	407,855
Net interest income	253,395	216,582	489,429	431,591
Provision for credit losses	15,000	20,000	32,000	39,000
Net interest income after provision for credit losses	238,395	196,582	457,429	392,591
Non-interest income
Service charges on deposit accounts	8,182	5,911	16,022	12,250
Wealth management and trust fee income	3,730	3,699	7,694	7,266
Brokered loan fees	2,398	2,131	4,347	4,042
Investment banking and advisory fees	24,109	25,048	40,587	43,472
Trading income	7,896	5,650	13,835	10,362
Available-for-sale debt securities losses	(1,886)	—	(1,886)	—
Other	9,640	7,985	17,914	14,351
Total non-interest income	54,069	50,424	98,513	91,743
Non-interest expense
Salaries and benefits	120,154	118,840	251,795	247,567
Occupancy expense	12,144	10,666	22,988	20,403
Marketing	3,624	5,996	8,633	12,032
Legal and professional	11,069	11,273	26,058	27,468
Communications and technology	24,314	22,013	47,956	43,127
Federal Deposit Insurance Corporation insurance assessment	5,096	5,570	10,437	13,991
Other	13,875	14,051	25,429	26,214
Total non-interest expense	190,276	188,409	393,296	390,802
Income before income taxes	102,188	58,597	162,646	93,532
Income tax expense	24,860	16,935	38,271	25,728
Net income	77,328	41,662	124,375	67,804
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$73,016	$37,350	$115,750	$59,179
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$20,038	$(13,939)	$70,317	$(56,282)
Amounts reclassified into net income	9,967	19,825	20,326	39,533
Other comprehensive income/(loss)	30,005	5,886	90,643	(16,749)
Income tax expense/(benefit)	6,774	(6,268)	20,467	(11,021)
Other comprehensive income/(loss), net of tax	23,231	12,154	70,176	(5,728)
Comprehensive income	$100,559	$53,816	$194,551	$62,076
Basic earnings per common share	$1.59	$0.80	$2.52	$1.26
Diluted earnings per common share	$1.58	$0.80	$2.49	$1.25
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at March 31, 2024	300,000	$300,000	51,420,680	$514	$1,044,669	$2,457,222	(4,434,405)	$(251,857)	$(379,886)	$3,170,662
Comprehensive income/(loss):
Net income	—	—	—	—	—	41,662	—	—	—	41,662
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	12,154	12,154
Total comprehensive income										53,816
Stock-based compensation expense recognized in earnings	—	—	—	—	5,246	—	—	—	—	5,246
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	53,901	1	199	—	—	—	—	200
Repurchase of common stock	—	—	—	—	—	—	(852,098)	(50,011)	—	(50,011)
Balance at June 30, 2024	300,000	$300,000	51,474,581	$515	$1,050,114	$2,494,572	(5,286,503)	$(301,868)	$(367,732)	$3,175,601

Balance at March 31, 2025	300,000	$300,000	51,707,542	$517	$1,060,028	$2,538,385	(5,682,609)	$(332,994)	$(136,162)	$3,429,774
Comprehensive income/(loss):
Net income	—	—	—	—	—	77,328	—	—	—	77,328
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	23,231	23,231
Total comprehensive income										100,559
Stock-based compensation expense recognized in earnings	—	—	—	—	4,920	—	—	—	—	4,920
Preferred stock dividend	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Issuance of stock related to stock-based awards	—	—	39,763	—	135	—	—	—	—	135
Repurchase of common stock	—	—	—	—	—	—	(317,860)	(21,006)	—	(21,006)
Balance at June 30, 2025	300,000	$300,000	51,747,305	$517	$1,065,083	$2,611,401	(6,000,469)	$(354,000)	$(112,931)	$3,510,070
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2023 (audited)	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	67,804	—	—	—	67,804
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(5,728)	(5,728)
Total comprehensive income										62,076
Stock-based compensation expense recognized in earnings	—	—	—	—	13,272	—	—	—	—	13,272
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	331,602	4	(8,734)	—	—	—	—	(8,730)
Repurchase of common stock	—	—	—	—	—	—	(1,381,436)	(81,534)	—	(81,534)
Balance at June 30, 2024	300,000	$300,000	51,474,581	$515	$1,050,114	$2,494,572	(5,286,503)	$(301,868)	$(367,732)	$3,175,601

Balance at December 31, 2024 (audited)	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	124,375	—	—	—	124,375
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	70,176	70,176
Total comprehensive income										194,551
Stock-based compensation expense recognized in earnings	—	—	—	—	15,279	—	—	—	—	15,279
Preferred stock dividend	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Issuance of stock related to stock-based awards	—	—	226,990	2	(6,915)	—	—	—	—	(6,913)
Repurchase of common stock	—	—	—	—	—	—	(713,966)	(52,158)	—	(52,158)
Balance at June 30, 2025	300,000	$300,000	51,747,305	$517	$1,065,083	$2,611,401	(6,000,469)	$(354,000)	$(112,931)	$3,510,070
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities
Net income	$124,375	$67,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,000	39,000
Depreciation and amortization	23,669	24,835
Net loss on available-for-sale debt securities	1,886	—
Net loss/(gain) on equity securities	104	(3,975)
Sales/(purchases) of trading securities, net	(3,888)	—
Stock-based compensation expense	20,377	14,755
Proceeds from sales and repayments of loans held for sale	—	25,731
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(66,954)	(24,042)
Accrued interest payable and other liabilities	(68,204)	(15,017)
Net cash provided by operating activities	63,365	129,091
Investing activities
Purchases of available-for-sale debt securities	(700,052)	(693,894)
Proceeds from sales of available-for-sale debt securities	280,402	—
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	238,840	416,701
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	35,925	35,712
Sales/(purchases) of equity securities, net	6,465	(18,432)
Originations of loans held for investment, mortgage finance	(43,839,841)	(37,081,520)
Proceeds from pay-offs of loans held for investment, mortgage finance	43,165,826	35,981,687
Net increase in loans held for investment, excluding mortgage finance loans	(824,215)	(379,469)
Purchase of premises and equipment, net	(7,960)	(42,246)
Net cash used in investing activities	(1,644,610)	(1,781,461)
Financing activities
Net increase/(decrease) in deposits	825,710	1,446,488
Issuance of stock related to stock-based awards	(6,913)	(8,730)
Preferred stock dividends paid	(8,625)	(8,625)
Repurchase of common stock	(52,158)	(81,534)
Net increase/(decrease) in short-term borrowings	365,000	175,000
Redemption of long-term debt	(40,435)	(200,000)
Net cash provided by financing activities	1,082,579	1,322,599
Net increase in cash and cash equivalents	(498,666)	(329,771)
Cash and cash equivalents at beginning of period	3,188,808	3,242,850
Cash and cash equivalents at end of period	$2,690,142	$2,913,079
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$386,987	$464,930
Cash paid during the period for income taxes	52,813	47,988
Transfers of loans from held for investment to held for sale	—	18,411
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$77,328	$41,662	$124,375	$67,804
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$73,016	$37,350	$115,750	$59,179
Denominator:
Basic earnings per common share—weighted average common shares	45,791,602	46,546,243	45,956,594	46,925,761
Effect of dilutive outstanding stock-settled awards	423,792	326,255	446,522	371,569
Dilutive earnings per common share—weighted average diluted common shares	46,215,394	46,872,498	46,403,116	47,297,330
Basic earnings per common share	$1.59	$0.80	$2.52	$1.26
Diluted earnings per common share	$1.58	$0.80	$2.49	$1.25
Anti-dilutive outstanding stock-settled awards	31,703	38,461	26,974	105,680

(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,620,954	$17,279	$(118,713)	$3,519,520
Commercial mortgage-backed securities	241,799	2,076	(621)	243,254
CRT securities	11,829	—	(462)	11,367
Total available-for-sale debt securities	3,874,582	19,355	(119,796)	3,774,141
Held-to-maturity debt securities:
Residential mortgage-backed securities	761,907	—	(87,244)	674,663
Total held-to-maturity debt securities	761,907	—	(87,244)	674,663
Equity securities				68,692
Trading securities				3,888
Total investment securities(2)				$4,608,628
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$280,137	$—	$(2,852)	$277,285
Residential mortgage-backed securities	3,195,145	7,200	(168,302)	3,034,043
Commercial mortgage-backed securities	206,830	—	(5,398)	201,432
CRT securities	12,466	—	(540)	11,926
Total available-for-sale debt securities	3,694,578	7,200	(177,092)	3,524,686
Held-to-maturity securities:
Residential mortgage-backed securities	796,168	—	(117,994)	678,174
Total held-to-maturity securities	796,168	—	(117,994)	678,174
Equity securities				75,261
Total investment securities(2)				$4,396,115
(1)    Excludes accrued interest receivable of $15.6 million and $13.8 million at June 30, 2025 and December 31, 2024, respectively, related to available-for-sale debt securities and $1.2 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
During the second quarter of 2025, the Company sold available-for-sale debt securities with an amortized cost basis of $287.5 million, realizing a loss of $1.9 million, and repositioned the proceeds into purchases of available-for-sale residential mortgage-backed securities. The Company did not sell any available-for-sale debt securities during the first six months of 2024.
The amortized cost and estimated fair value as of June 30, 2025, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	254,523	255,531	—	—
Due after ten years	3,620,059	3,518,610	761,907	674,663
Total	$3,874,582	$3,774,141	$761,907	$674,663

The table below presents the weighted average yields for the Company’s available-for-sale debt securities as of June 30, 2025. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	Residential mortgage-backed securities	Commercial mortgage-backed securities	CRT securities
Due within one year	—%	—%	—%
Due after one year through five years	—	—	—
Due after five years through ten years	3.90	4.81	4.44
Due after ten years	4.68	—	—
Total	4.68%	4.81%	4.44%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
Residential mortgage-backed securities	$888,175	$(3,438)	$1,258,369	$(115,275)	$2,146,544	$(118,713)
Commercial mortgage-backed securities	158,266	(621)	—	—	158,266	(621)
CRT securities	—	—	11,367	(462)	11,367	(462)
Total	$1,046,441	$(4,059)	$1,269,736	$(115,737)	$2,316,177	$(119,796)
December 31, 2024
U.S. Treasury securities	$—	$—	$277,285	$(2,852)	$277,285	$(2,852)
Residential mortgage-backed securities	1,338,801	(18,141)	1,323,180	(150,161)	2,661,981	(168,302)
Commercial mortgage-backed securities	201,432	(5,398)	—	—	201,432	(5,398)
CRT securities	—	—	11,926	(540)	11,926	(540)
Total	$1,540,233	$(23,539)	$1,612,391	$(153,553)	$3,152,624	$(177,092)
At June 30, 2025, the Company had 49 available-for-sale debt securities in an unrealized loss position, comprised of 42 residential mortgage-backed securities, five commercial mortgage-backed securities and two Credit Risk Transfer (“CRT”) securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/loss, net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At June 30, 2025 and December 31, 2024, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At June 30, 2025 and December 31, 2024, debt securities with carrying values of approximately $962,000 and $940,000, respectively, were pledged to secure certain customer deposits.
Equity Securities
Equity securities consist of investments that qualify for consideration under the regulations implementing the Community Reinvestment Act and investments in exchange traded funds. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net gains/(losses) recognized during the period	$1,604	$(59)	$(104)	$3,975
Less: Realized net gains/(losses) recognized on securities sold	703	59	1,031	371
Unrealized net gains/(losses) recognized on securities still held	$901	$(118)	$(1,135)	$3,604

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	June 30, 2025	December 31, 2024
Loans held for investment(1):
Commercial	$11,930,668	$11,145,591
Mortgage finance	5,889,589	5,215,574
Commercial real estate	5,665,100	5,616,282
Consumer	540,837	565,376
Gross loans held for investment	24,026,194	22,542,823
Unearned income (net of direct origination costs)	(100,660)	(92,757)
Total loans held for investment	23,925,534	22,450,066
Allowance for credit losses on loans	(277,648)	(271,709)
Total loans held for investment, net	$23,647,886	$22,178,357
(1)    Excludes accrued interest receivable of $101.9 million and $107.3 million at June 30, 2025 and December 31, 2024, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2025
Commercial
(1-7) Pass	$750,086	$1,440,357	$1,018,302	$1,048,253	$263,885	$196,156	$6,689,345	$30,470	$11,436,854
(8) Special mention	1,380	32,844	19,174	112,767	6,576	5,120	41,666	—	219,527
(9) Substandard - accruing	188	9,531	59,314	14,722	37,158	7,437	55,580	—	183,930
(9+) Non-accrual	21,580	445	8,626	28,313	—	12,378	19,015	—	90,357
Total commercial	$773,234	$1,483,177	$1,105,416	$1,204,055	$307,619	$221,091	$6,805,606	$30,470	$11,930,668
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,889,589	$—	$5,889,589
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,889,589	$—	$5,889,589
Commercial real estate
(1-7) Pass	$357,920	$662,180	$943,876	$1,836,390	$743,688	$714,679	$255,511	$12,625	$5,526,869
(8) Special mention	—	25,532	5,681	61,943	19,115	1,889	—	819	114,979
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	3,034	19,914	—	304	—	—	23,252
Total commercial real estate	$357,920	$687,712	$952,591	$1,918,247	$762,803	$716,872	$255,511	$13,444	$5,665,100
Consumer
(1-7) Pass	$19,669	$39,075	$29,706	$53,121	$74,146	$118,149	$201,554	$—	$535,420
(8) Special mention	—	2,717	—	—	—	—	2,700	—	5,417
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$19,669	$41,792	$29,706	$53,121	$74,146	$118,149	$204,254	$—	$540,837
Total	$1,150,823	$2,212,681	$2,087,713	$3,175,423	$1,144,568	$1,056,112	$13,154,960	$43,914	$24,026,194
Gross charge-offs	$—	$259	$116	$4,451	$28	$858	$18,436	$—	$24,148

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2024
Commercial
(1-7) Pass	$1,612,695	$1,156,414	$1,256,539	$307,590	$76,821	$169,974	$6,027,177	$12,040	$10,619,250
(8) Special mention	22,953	28,354	134,092	21,626	30	6,369	91,423	—	304,847
(9) Substandard - accruing	623	44,901	51,536	7,855	301	3,309	37,405	—	145,930
(9+) Non-accrual	—	9,220	8,057	—	360	23,708	34,219	—	75,564
Total commercial	$1,636,271	$1,238,889	$1,450,224	$337,071	$77,512	$203,360	$6,190,224	$12,040	$11,145,591
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
Commercial real estate
(1-7) Pass	$599,301	$889,603	$1,843,706	$885,913	$216,077	$704,288	$273,663	$18,085	$5,430,636
(8) Special mention	25,532	4,353	70,161	15,831	299	13,731	—	872	130,779
(9) Substandard - accruing	—	—	—	—	—	20,230	—	—	20,230
(9+) Non-accrual	85	—	20,637	—	—	13,915	—	—	34,637
Total commercial real estate	$624,918	$893,956	$1,934,504	$901,744	$216,376	$752,164	$273,663	$18,957	$5,616,282
Consumer
(1-7) Pass	$44,352	$28,289	$54,148	$75,924	$40,667	$99,471	$220,561	$—	$563,412
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	964	—	—	964
Total Consumer	$44,352	$28,289	$54,148	$75,924	$40,667	$100,435	$221,561	$—	$565,376
Total	$2,305,541	$2,161,134	$3,438,876	$1,314,739	$334,555	$1,055,959	$11,901,022	$30,997	$22,542,823
Gross charge-offs	$994	$7,543	$550	$4,037	$537	$8,784	$23,566	$44	$46,055

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	31,737	7,875	(11,011)	100	28,701
Charge-offs	23,217	—	931	—	24,148
Recoveries	969	—	413	4	1,386
Net charge-offs (recoveries)	22,248	—	518	(4)	22,762
Ending balance	$207,912	$10,630	$57,296	$1,810	$277,648
Six Months Ended June 30, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Provision for credit losses on loans	26,200	1,445	12,245	153	40,043
Charge-offs	17,541	—	5,436	—	22,977
Recoveries	258	—	—	—	258
Net charge-offs (recoveries)	17,283	—	5,436	—	22,719
Ending balance	$180,354	$5,618	$78,638	$2,687	$267,297
The Company recorded a $28.7 million provision for credit losses on loans for the six months ended June 30, 2025, compared to $40.0 million for the same period of 2024. The $28.7 million provision for credit losses on loans resulted primarily from an increase in total loans held for investment and $22.8 million in net charge-offs recorded during the six months ended June 30, 2025, partially offset by a decline in criticized loans. Criticized loans totaled $637.5 million at June 30, 2025, compared to $714.0 million at December 31, 2024.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2025, the Company had $4.1 million in collateral-dependent commercial loans, collateralized by business assets, and $22.9 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
June 30, 2025
Commercial	$2,418	$4,278	$1,775	$8,471	$90,357	$11,831,840	$11,930,668	$5,628
Mortgage finance	—	—	—	—	—	5,889,589	5,889,589	—
Commercial real estate	5,987	3,895	293	10,175	23,252	5,631,673	5,665,100	3,034
Consumer	1,651	—	—	1,651	—	539,186	540,837	—
Total	$10,056	$8,173	$2,068	$20,297	$113,609	$23,892,288	$24,026,194	$8,662
(1)As of June 30, 2025, $848,000 of non-accrual loans were earning interest income on a cash basis compared to $360,000 as of December 31, 2024. Additionally, $630,000 of interest income was recognized on non-accrual loans for the six months ended June 30, 2025 compared to $161,000 for the same period in 2024. Accrued interest of $919,000 and $668,000 was reversed during the six months ended June 30, 2025 and June 30, 2024, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and June 30, 2024, by type of modification granted and the financial effect of those modifications:

						Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended June 30, 2025
Commercial	$9,492	$11,002	$21,580	$42,074	0.18%	—%	10 to 26	$5,762
Total	$9,492	$11,002	$21,580	$42,074	0.18%
Three Months Ended June 30, 2024
Commercial	$16,147	$253	$7,439	$23,839	0.11%	—%	3 to 13	$1,176
Commercial real estate	—	15,831	—	15,831	0.07%	—%	3	—
Total	$16,147	$16,084	$7,439	$39,670	0.18%

Six Months Ended June 30, 2025
Commercial	$9,492	$12,819	$22,338	$44,649	0.19%	—%	6 to 26	$5,897
Commercial real estate	17,835	—	—	17,835	0.07%	—%	—	369
Total	$27,327	$12,819	$22,338	$62,484	0.26%
Six Months Ended June 30, 2024
Commercial	$24,207	$703	$7,439	$32,349	0.15%	—%	3 to 13	$1,853
Commercial real estate	—	15,831	—	15,831	0.07%	—%	3	—
Total	$24,207	$16,534	$7,439	$48,180	0.22%
The table below details gross loans held for investment that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Three Months Ended June 30, 2025
Commercial	$22,500	$6,537	$—	$29,037
Commercial real estate	—	—	—	—
Total	$22,500	$6,537	$—	$29,037
Three Months Ended June 30, 2024
Commercial	$—	$—	$—	$—
Total	$—	$—	$—	$—

Six Months Ended June 30, 2025
Commercial	$25,496	$6,537	$—	$32,033
Commercial real estate	—	—	13,500	13,500
Total	$25,496	$6,537	$13,500	$45,533
Six Months Ended June 30, 2024
Commercial	$3,129	$—	$1,756	$4,885
Total	$3,129	$—	$1,756	$4,885

The table below provides an age analysis of gross loans held for investment as of June 30, 2025 and June 30, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
June 30, 2025
Commercial	$758	$—	$61,005	$15,100	$76,863
Commercial real estate	—	—	17,835	—	17,835
Total	$758	$—	$78,840	$15,100	$94,698
June 30, 2024
Commercial	$—	$—	$11,297	$30,757	$42,054
Commercial real estate	—	—	—	15,831	15,831
Total	$—	$—	$11,297	$46,588	$57,885

(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	June 30, 2025	December 31, 2024
Federal Home Loan Bank borrowings	$1,250,000	$885,000
Total short-term borrowings	$1,250,000	$885,000
The table below presents a summary of long-term debt:

(in thousands)	June 30, 2025	December 31, 2024
Bank-issued 5.25% fixed rate subordinated notes due 2026	134,408	174,717
Company-issued 4.00% fixed rate subordinated notes due 2031	372,442	372,223
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$620,256	$660,346
During the second quarter of 2025, the Company partially paid down $40.5 million of the bank-issued 5.25% fixed rate subordinated notes due 2026.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	4,075	7	(767)	(16)	3,299
Ending balance	$51,982	$30	$4,584	$35	$56,631
Six Months Ended June 30, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	1,222	23	(2,363)	75	(1,043)
Ending balance	$37,262	$29	$7,784	$244	$45,319

(in thousands)				June 30, 2025	December 31, 2024
Commitments to extend credit - period end balance				$10,488,980	$9,694,406
Standby letters of credit - period end balance				548,540	538,047

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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the six months ended June 30, 2025 or during 2024. On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, which is set to expire January 31, 2026. During the six months ended June 30, 2025, the Company repurchased 713,966 shares of its common stock for an aggregate price, including excise tax expense, of $52.2 million, at a weighted average price of $72.58 per share.
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
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of June 30, 2025 and December 31, 2024.

			June 30, 2025		December 31, 2024
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,321,203	11.45%	$3,251,979	11.38%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,731,203	12.86%	3,661,979	12.82%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,437,924	15.30%	4,390,656	15.37%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,731,203	11.84%	3,661,979	11.33%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,397,976	11.81%	$3,611,714	12.75%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,397,976	11.81%	3,611,714	12.75%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,732,255	12.97%	3,968,168	14.00%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,397,976	10.87%	3,611,714	11.27%
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-settled awards:
RSUs	$4,920	$5,246	$15,279	$13,272
Cash-settled units	2,707	975	5,098	1,483
Total	$7,627	$6,221	$20,377	$14,755

(in thousands except period data)	June 30, 2025
Unrecognized compensation expense related to unvested stock-settled awards	$28,043
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	1.9
Unrecognized compensation expense related to cash-settled units	$22,738
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.3
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2025
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,519,520	$—
Commercial mortgage-backed securities	—	243,254	—
CRT securities	—	—	11,367
Equity securities(1)(2)	52,561	16,131	—
Trading securities(1)	—	3,888	—
Loans held for investment(3)	—	—	16,154
Derivative assets(4)	—	50,129	—
Securities sold not yet purchased(5)	26,551	—	—
Derivative liabilities(4)	—	40,217	—
Non-qualified deferred compensation plan liabilities(6)	19,533	—	—
December 31, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$277,285	$—	$—
Residential mortgage-backed securities	—	3,034,043	—
Commercial mortgage-backed securities	—	201,432	—
CRT securities	—	—	11,926
Equity securities(1)(2)	59,235	16,026	—
Loans held for investment(3)	—	—	35,318
Derivative assets(4)	—	23,202	—
Securities sold not yet purchased(5)	33,705	—	—
Derivative liabilities(4)	—	57,906	—
Non-qualified deferred compensation plan liabilities(6)	19,109	—	—
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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended June 30, 2025
Available-for-sale debt securities:(1)
CRT securities	$11,594	$—	$(337)	$—	$110	$11,367
Three Months Ended June 30, 2024
Available-for-sale debt securities:(1)
CRT securities	$12,261	$—	$(291)	$—	$358	$12,328
Six Months Ended June 30, 2025
Available-for-sale debt securities:(1)
CRT securities	$11,926	$—	$(638)	$—	$79	$11,367
Six Months Ended June 30, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(500)	$—	$833	$12,328
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2025, the discount rates utilized ranged from 4.54% to 5.86% and the weighted-average life ranged from 3.97 years to 6.16 years. On a combined amortized cost weighted-average basis a discount rate of 5.08% and a weighted-average life of 4.87 years were utilized to determine the fair value of these securities at June 30, 2025. At December 31, 2024, the combined weighted-average discount rate and weighted-average life utilized were 5.63% and 5.35 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $16.2 million fair value of loans held for investment at June 30, 2025 reported above includes impaired loans with a carrying value of $27.1 million that were reduced by specific allowance allocations totaling $10.9 million based on collateral valuations utilizing Level 3 inputs. The $35.3 million fair value of loans held for investment at December 31, 2024 reported above includes impaired loans with a carrying value of $63.6 million that were reduced by specific allowance allocations totaling $28.3 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$2,690,142	$2,690,142	$2,690,142	$—	$—
Available-for-sale debt securities	3,774,141	3,774,141	—	3,762,774	11,367
Held-to-maturity debt securities	761,907	674,663	—	674,663	—
Equity securities	68,692	68,692	52,561	16,131	—
Trading securities	3,888	3,888	—	3,888	—
Loans held for investment, net	23,647,886	23,597,536	—	—	23,597,536
Derivative assets	50,129	50,129	—	50,129	—
Financial liabilities:
Total deposits	26,064,309	26,065,518	—	—	26,065,518
Short-term borrowings	1,250,000	1,250,000	—	1,250,000	—
Long-term debt	620,256	590,131	—	590,131	—
Securities sold not yet purchased	26,551	26,551	26,551	—	—
Derivative liabilities	40,217	40,217	—	40,217	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$3,188,808	$3,188,808	$3,188,808	$—	$—
Available-for-sale debt securities	3,524,686	3,524,686	277,285	3,235,475	11,926
Held-to-maturity debt securities	796,168	678,174	—	678,174	—
Equity securities	75,261	75,261	59,235	16,026	—
Loans held for investment, net	22,178,357	22,115,585	—	—	22,115,585
Derivative assets	23,202	23,202	—	23,202	—
Financial liabilities:
Total deposits	25,238,599	25,245,009	—	—	25,245,009
Short-term borrowings	885,000	885,000	—	885,000	—
Long-term debt	660,346	622,713	—	622,713	—
Securities sold not yet purchased	33,705	33,705	33,705	—	—
Derivative liabilities	57,906	57,906	—	57,906	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	June 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,500,000	$3,463	$7,437	$2,600,000	$254	$23,265
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	314,676	2,014	1,786	485,948	5,462	5,299
Interest rate contracts:
Swaps	6,548,231	40,597	40,597	6,273,301	45,771	45,771
Caps and floors written	2,012,478	5,017	2,174	970,451	1,066	2,529
Caps and floors purchased	2,012,478	2,174	5,017	970,451	2,529	1,066
Forward contracts	27,269,117	75,354	74,395	20,237,917	41,896	41,035
Gross derivatives		128,619	131,406		96,978	118,965
Netting adjustment - offsetting derivative assets/liabilities		(66,427)	(66,427)		(44,097)	(44,097)
Netting adjustment - cash collateral received/posted		(12,063)	(24,762)		(29,679)	(16,962)
Net derivatives included on the consolidated balance sheets		$50,129	$40,217		$23,202	$57,906
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $50.1 million at June 30, 2025 and approximately $23.2 million at December 31, 2024. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At June 30, 2025, the Company had $38.7 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $13.3 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2024, were $71.3 million in cash collateral pledged to counterparties and $31.0 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 17 risk participation agreements where it acts as a participant bank with a notional amount of $262.3 million at June 30, 2025, compared to 17 risk participation agreements with a notional amount of $228.6 million at December 31, 2024. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $1.4 million at June 30, 2025 and $4.1 million at December 31, 2024. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2025 and December 31, 2024. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 33 risk participation agreements where the Company acts as the lead bank having a notional amount of $423.3 million at June 30, 2025, compared to 25 agreements having a notional amount of $349.5 million at December 31, 2024.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the six months ended June 30, 2025, the Company recorded $865,000 in unrealized gains to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $17.1 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $4.7 million will be reclassified from AOCI as a decrease to interest income. As of June 30, 2025, the maximum length of time over which forecasted transactions are hedged is 2.25 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended June 30, 2025
Beginning balance	$(8,020)	$(93,114)	$(35,028)	$(136,162)
Change in unrealized gain/(loss)	207	19,831	—	20,038
Amounts reclassified into net income	8,379	—	1,588	9,967
Total other comprehensive income	8,586	19,831	1,588	30,005
Income tax expense	1,938	4,478	358	6,774
Total other comprehensive income, net of tax	6,648	15,353	1,230	23,231
Ending balance	$(1,372)	$(77,761)	$(33,798)	$(112,931)
Three Months Ended June 30, 2024
Beginning balance	$(53,544)	$(285,238)	$(41,104)	$(379,886)
Change in unrealized gain/(loss)	(8,738)	(5,201)	—	(13,939)
Amounts reclassified into net income	18,114	—	1,711	19,825
Total other comprehensive income/(loss)	9,376	(5,201)	1,711	5,886
Income tax expense/(benefit)	1,047	(6,880)	(435)	(6,268)
Total other comprehensive income/(loss), net of tax	8,329	1,679	2,146	12,154
Ending balance	$(45,215)	$(283,559)	$(38,958)	$(367,732)

Six Months Ended June 30, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	865	69,452	—	70,317
Amounts reclassified into net income	17,093	—	3,233	20,326
Total other comprehensive income	17,958	69,452	3,233	90,643
Income tax expense	4,055	15,682	730	20,467
Total other comprehensive income, net of tax	13,903	53,770	2,503	70,176
Ending balance	$(1,372)	$(77,761)	$(33,798)	$(112,931)
Six Months Ended June 30, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(36,611)	(19,671)	—	(56,282)
Amounts reclassified into net income	36,120	—	3,413	39,533
Total other comprehensive income/(loss)	(491)	(19,671)	3,413	(16,749)
Income tax expense/(benefit)	(1,025)	(9,918)	(78)	(11,021)
Total other comprehensive income/(loss), net of tax	534	(9,753)	3,491	(5,728)
Ending balance	$(45,215)	$(283,559)	$(38,958)	$(367,732)
(12) New Accounting Standards
Accounting Standards Update 2025-03 “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) amends the guidance to improve the requirements for identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). The amendments require entities to consider the general accounting acquirer factors in Topic 805 when the transaction is primarily effected by the exchange of equity interests. ASU 2025-03 will be effective for the Company beginning January 1, 2027 for the Company’s interim and annual financial statements on Forms 10-Q and 10-K, respectively and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-04 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer” (“ASU 2025-04”) clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the Company beginning January 1, 2027 for the Company’s interim and annual financial statements on Forms 10Q and 10-K, respectively and is not expected to have a significant impact on the Company’s financial statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in 2024 Form 10-K. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors, including recent trade policies and their impact on our customers; increased or expanded competition from banks and other financial service providers in TCBI’s markets; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business and new products and services and potential strategic acquisitions; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; TCBI’s ability to use technology to provide products and services to its customers; risks related to the development and use of AI; changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; the failure to identify, attract, and retain key personnel and other employees; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; severe weather, natural disasters, climate change, acts of war, terrorism, global or other geopolitical conflicts, or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2025	2024	2025	2024
Net interest income	$253,395	$216,582	$489,429	$431,591
Provision for credit losses	15,000	20,000	32,000	39,000
Non-interest income	54,069	50,424	98,513	91,743
Non-interest expense	190,276	188,409	393,296	390,802
Income before income taxes	102,188	58,597	162,646	93,532
Income tax expense	24,860	16,935	38,271	25,728
Net income	77,328	41,662	124,375	67,804
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$73,016	$37,350	$115,750	$59,179
Basic earnings per common share	$1.59	$0.80	$2.52	$1.26
Diluted earnings per common share	$1.58	$0.80	$2.49	$1.25
Net interest margin	3.35%	3.01%	3.27%	3.02%
Return on average assets (“ROA”)	0.99%	0.56%	0.80%	0.46%
Return on average common equity (“ROE”)	9.17%	5.26%	7.40%	4.14%
Efficiency ratio(1)	61.9%	70.6%	66.9%	74.7%
Non-interest income to average earning assets	0.72%	0.71%	0.66%	0.65%
Non-interest expense to average earning assets	2.52%	2.65%	2.63%	2.77%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The Company reported net income of $77.3 million and net income available to common stockholders of $73.0 million for the second quarter of 2025, compared to net income of $41.7 million and net income available to common stockholders of $37.4 million for the second quarter of 2024. On a fully diluted basis, earnings per common share was $1.58 for the second quarter of 2025, compared to $0.80 for the same period in 2024. ROE was 9.17% and ROA was 0.99% for the second quarter of 2025, compared to 5.26% and 0.56%, respectively, for the same period in 2024. The increase in net income for the second quarter of 2025 compared to the second quarter of 2024 resulted primarily from an increase in net interest income.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
The Company reported net income of $124.4 million and net income available to common stockholders of $115.8 million for the six months ended June 30, 2025, compared to net income of $67.8 million and net income available to common stockholders of $59.2 million for the same period in 2024. On a fully diluted basis, earnings per common share was $2.49 for the six months ended June 30, 2025, compared to $1.25 for the same period in 2024. ROE was 7.40% and ROA was 0.80% for the six months ended June 30, 2025, compared to 4.14% and 0.46%, respectively, for the same period in 2024. The increase in net income for the six months ended June 30, 2025 compared to the same period in 2024 resulted primarily from an increase in net interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$4,573,164	$45,999	3.93%	$4,427,023	$33,584	2.80%
Interest bearing cash and cash equivalents	2,661,037	29,218	4.40%	3,273,069	43,233	5.31%
Loans held for sale	—	—	—%	28,768	683	9.55%
Loans held for investment, mortgage finance	5,327,559	58,707	4.42%	4,357,288	42,722	3.94%
Loans held for investment(3)	18,018,626	306,142	6.81%	16,750,788	301,910	7.25%
Less: Allowance for credit losses on loans	278,035	—	—	263,145	—	—
Loans held for investment, net	23,068,150	364,849	6.34%	20,844,931	344,632	6.65%
Total earning assets	30,302,351	440,066	5.80%	28,573,791	422,132	5.86%
Cash and other assets	1,117,118			1,177,061
Total assets	$31,419,469			$29,750,852
Liabilities and Stockholders’ Equity
Transaction deposits	$2,213,037	$13,731	2.49%	$2,061,622	$16,982	3.31%
Savings deposits	13,727,095	134,272	3.92%	11,981,668	143,173	4.81%
Time deposits	2,361,525	26,795	4.55%	1,658,899	21,125	5.12%
Total interest bearing deposits	18,301,657	174,798	3.83%	15,702,189	181,280	4.64%
Short-term borrowings	306,176	3,444	4.51%	927,253	12,749	5.53%
Long-term debt	649,469	7,930	4.90%	778,401	11,457	5.92%
Total interest bearing liabilities	19,257,302	186,172	3.88%	17,407,843	205,486	4.75%
Non-interest bearing deposits	8,191,402			8,647,594
Other liabilities	475,724			537,754
Stockholders’ equity	3,495,041			3,157,661
Total liabilities and stockholders’ equity	$31,419,469			$29,750,852
Net interest income		$253,894			$216,646
Net interest margin			3.35%			3.01%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,518,822	$92,564	4.01%	$4,363,195	$65,728	2.79%
Interest bearing cash and cash equivalents	3,454,011	75,792	4.43%	3,662,348	97,588	5.36%
Loans held for sale	167	2	2.97%	39,966	1,867	9.40%
Loans held for investment, mortgage finance	4,653,577	97,234	4.21%	3,937,498	74,177	3.79%
Loans held for investment(3)	17,774,206	602,233	6.83%	16,636,438	600,216	7.26%
Less: Allowance for credit losses on loans	275,411	—	—%	256,541	—	—%
Loans held for investment, net	22,152,372	699,467	6.37%	20,317,395	674,393	6.68%
Total earning assets	30,125,372	867,825	5.78%	28,382,904	839,576	5.87%
Cash and other assets	1,137,040			1,117,763
Total assets	$31,262,412			$29,500,667
Liabilities and Stockholders’ Equity
Transaction deposits	$2,188,282	$27,639	2.55%	$2,034,057	$33,840	3.35%
Savings deposits	13,543,190	267,849	3.99%	11,695,673	279,963	4.81%
Time deposits	2,345,543	54,246	4.66%	1,689,112	43,077	5.13%
Total interest bearing deposits	18,077,015	349,734	3.90%	15,418,842	356,880	4.65%
Short-term borrowings	527,608	11,690	4.47%	919,670	25,532	5.58%
Long-term debt	654,927	16,003	4.93%	818,955	25,443	6.25%
Total interest bearing liabilities	19,259,550	377,427	3.95%	17,157,467	407,855	4.78%
Non-interest bearing deposits	8,034,196			8,642,685
Other liabilities	513,728			523,520
Stockholders’ equity	3,454,938			3,176,995
Total liabilities and stockholders’ equity	$31,262,412			$29,500,667
Net interest income		$490,398			$431,721
Net interest margin			3.27%			3.02%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025/2024			2025/2024
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$12,415	$1,017	$11,398	$26,836	$2,159	$24,677
Interest bearing cash and cash equivalents	(14,015)	(8,080)	(5,935)	(21,796)	(5,553)	(16,243)
Loans held for sale	(683)	(683)	—	(1,865)	(1,860)	(5)
Loans held for investment, mortgage finance	15,985	9,505	6,480	23,057	13,496	9,561
Loans held for investment	4,232	22,854	(18,622)	2,017	41,075	(39,058)
Total interest income	17,934	24,613	(6,679)	28,249	49,317	(21,068)
Interest expense
Transaction deposits	(3,251)	1,246	(4,497)	(6,201)	2,569	(8,770)
Savings deposits	(8,901)	20,874	(29,775)	(12,114)	44,190	(56,304)
Time deposits	5,670	8,944	(3,274)	11,169	16,745	(5,576)
Short-term borrowings	(9,305)	(8,539)	(766)	(13,842)	(10,879)	(2,963)
Long-term debt	(3,527)	(1,898)	(1,629)	(9,440)	(5,098)	(4,342)
Total interest expense	(19,314)	20,627	(39,941)	(30,428)	47,527	(77,955)
Net interest income	$37,248	$3,986	$33,262	$58,677	$1,790	$56,887
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $253.4 million for the three months ended June 30, 2025, compared to $216.6 million for the same period in 2024. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by an increase in average interest bearing liabilities.
Average earning assets for the three months ended June 30, 2025 increased $1.7 billion compared to the same period in 2024, which included increases of $2.2 billion in average total loans held for investment and $146.1 million in average investment securities, partially offset by a $612.0 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.8 billion for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $2.6 billion increase in average interest bearing deposits, partially offset by decreases of $621.1 million in average short-term borrowings and $128.9 million in average long-term debt. Average non-interest bearing deposits for the three months ended June 30, 2025 decreased to $8.2 billion from $8.6 billion for the same period in 2024.
Net interest margin for the three months ended June 30, 2025 was 3.35%, compared to 3.01% for the same period in 2024. The increase in net interest margin was primarily due to a decrease in the cost of interest bearing deposits, partially offset by lower earning asset yields.
The yield on total loans held for investment decreased to 6.34% for the three months ended June 30, 2025, compared to 6.65% for the same period in 2024, and the yield on earning assets decreased to 5.80% for the three months ended June 30, 2025, compared to 5.86% for the same period in 2024. Total cost of deposits decreased to 2.65% for the three months ended June 30, 2025 from 2.99% for the same period in 2024, and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.41% for the three months ended June 30, 2025, compared to 2.83% for the same period in 2024.
Net interest income was $489.4 million for the six months ended June 30, 2025, compared to $431.6 million for the same period in 2024. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by an increase in average interest bearing liabilities.
Average earning assets increased $1.7 billion for the six months ended June 30, 2025, compared to the same period in 2024, which included increases of $1.8 billion in average total loans held for investment and $155.6 million in average investment securities, partially offset by a $208.3 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $2.1 billion for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase of $2.7 billion in average interest bearing deposits, partially offset by decreases of $392.1 million in average short-term borrowings and $164.0 million in average long-term debt. Average non-interest bearing deposits for the six months ended June 30, 2025 decreased to $8.0 billion from $8.6 billion for the same period in 2024.
Net interest margin for the six months ended June 30, 2025 was 3.27%, compared to 3.02% for the same period of 2024. The increase was primarily due to a decrease in funding costs.
The yield on total loans held for investment decreased to 6.37% for the six months ended June 30, 2025, compared to 6.68% for the same period in 2024, and the yield on earning assets decreased to 5.78% for the six months ended June 30, 2025, compared to 5.87% for the same period in 2024. Total cost of deposits decreased to 2.70% for the six months ended June 30, 2025 from 2.98% for the same period in 2024 and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.48% for the six months ended June 30, 2025, compared to 2.83% for the same period in 2024.
Non-interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Service charges on deposit accounts	$8,182	$5,911	$16,022	$12,250
Wealth management and trust fee income	3,730	3,699	7,694	7,266
Brokered loan fees	2,398	2,131	4,347	4,042
Investment banking and advisory fees	24,109	25,048	40,587	43,472
Trading income	7,896	5,650	13,835	10,362
Available-for-sale debt securities losses	(1,886)	—	(1,886)	—
Other	9,640	7,985	17,914	14,351
Total non-interest income	$54,069	$50,424	$98,513	$91,743
Non-interest income increased $3.6 million during the three months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in service charges on deposit accounts, trading income and other non-interest income, partially offset by a $1.9 million loss on sale of available-for-sale debt securities recognized during the second quarter of 2025.
Non-interest income was $98.5 million for the six months June 30, 2025, a $6.8 million increase as compared to the same period in 2024, primarily due to increases in service charges on deposit accounts, trading income and other non-interest income, partially offset by a decrease in investment banking and advisory fees and the $1.9 million loss on sale of available-for-sale debt securities mentioned above.
Non-interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Salaries and benefits	$120,154	$118,840	$251,795	$247,567
Occupancy expense	12,144	10,666	22,988	20,403
Marketing	3,624	5,996	8,633	12,032
Legal and professional	11,069	11,273	26,058	27,468
Communications and technology	24,314	22,013	47,956	43,127
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	5,096	5,570	10,437	13,991
Other	13,875	14,051	25,429	26,214
Total non-interest expense	$190,276	$188,409	$393,296	$390,802
Non-interest expense increased $1.9 million during the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to increases in salaries and benefits, occupancy expense and communications and technology expense, partially offset by a decrease in marketing expense.
Non-interest expense was $393.3 million for the six months June 30, 2025, an increase of $2.5 million as compared to the same period in 2024, primarily due to increases in salaries and benefits and communications and technology expense, partially offset by decreases in marketing expense and FDIC insurance assessment. FDIC insurance assessment included an additional $3.5 million FDIC special assessment expense recorded in the first six months of 2024.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2024 Form 10-K for details of these portfolio segments.

(in thousands)	June 30, 2025	December 31, 2024
Commercial	$11,930,668	$11,145,591
Mortgage finance	5,889,589	5,215,574
Commercial real estate	5,665,100	5,616,282
Consumer	540,837	565,376
Gross loans held for investment	24,026,194	22,542,823
Unearned income (net of direct origination costs)	(100,660)	(92,757)
Total loans held for investment	$23,925,534	$22,450,066
Total loans held for investment were $23.9 billion at June 30, 2025, an increase of $1.5 billion from December 31, 2024, as increases in commercial, mortgage finance and commercial real estate loans were partially offset by a decrease in consumer loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 25% and 23% of gross loans held for investment at June 30, 2025 and December 31, 2024, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of June 30, 2025, the Company had $5.7 billion in shared national credits, $1.0 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of June 30, 2025, approximately $39.4 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of June 30, 2025, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	June 30, 2025	December 31, 2024
Non-accrual loans held for investment
Commercial:
Business assets	$81,916	$64,481
Accounts receivable and inventory	5,077	6,315
Machinery and equipment	2,858	2,729
Unsecured	8	60
Highly liquid assets	498	1,340
Other	—	639
Total commercial	90,357	75,564
Commercial real estate:
Industrial buildings	22,948	20,637
Office buildings	—	14,000
Single family residences	304	—
Total commercial real estate	23,252	34,637
Consumer:
Single family residences	—	964
Total consumer	—	964
Total non-accrual loans held for investment	113,609	111,165
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$113,609	$111,165

Non-accrual loans held for investment to total loans held for investment	0.47%	0.50%
Total non-performing assets to total assets	0.36%	0.36%
Allowance for credit losses on loans to non-accrual loans held for investment	2.4x	2.4x

Loans held for investment past due 90 days and accruing	$2,068	$4,265
Loans held for investment past due 90 days to total loans held for investment	0.01%	0.02%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $32.0 million for the six months ended June 30, 2025, compared to a provision of $39.0 million for the six months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2025 reflects an increase in total loans held for investment and $22.8 million in net charge-offs recorded during the six months ended June 30, 2025, partially offset by a decline in criticized loans. Criticized loans totaled $637.5 million at June 30, 2025, compared to $714.0 million at December 31, 2024.

The table below presents key metrics related to the Company’s credit loss experience:

	June 30, 2025	June 30, 2024
Allowance for credit losses on loans to total loans held for investment	1.16%	1.23%
Allowance for credit losses on loans to average total loans held for investment(1)	1.24%	1.30%
Total allowance for credit losses to total loans held for investment	1.40%	1.44%
Total provision for credit losses to average total loans held for investment(1)(2)	0.29%	0.20%
(1)Ratios are calculated using average balance for the six months ended June 30, 2025 and 2024, respectively.
(2)Ratios are annualized utilizing provision for credit losses for the six months ended June 30, 2025 and 2024, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$22,248	0.39%	$17,283	0.33%
Mortgage finance	—	—%	—	—%
Commercial real estate	518	0.02%	5,436	0.19%
Consumer	(4)	—%	—	—%
Total	$22,762	0.20%	$22,719	0.22%
(1)Ratios are annualized utilizing net charge-offs for the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, brokered deposits and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and government sponsored entities to support the liquidity of mortgage finance loans.
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	June 30, 2025	December 31, 2024
Interest bearing cash and cash equivalents	$2,507,691	$3,012,307
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	10.5%	13.4%
Total earning assets	8.2%	10.2%
Total deposits	9.6%	11.9%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$25,858,066	99.2%	$24,704,091	97.9%
Brokered deposits	206,243	0.8%	534,508	2.1%
Total deposits	$26,064,309	100.0%	$25,238,599	100.0%

Estimated uninsured deposits, including accrued interest, were 41% of total deposits at both June 30, 2025 and December 31, 2024. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The Company has short-term borrowing sources available to supplement deposits and meet its funding needs. Such borrowings are generally used to fund mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from downstream correspondent bank relationships (which consist of banks that are smaller than the Bank) and from upstream correspondent bank relationships (which consist of banks that are larger than the Bank) and advances from the FHLB and the Federal Reserve. The following table summarizes short-term borrowings, all of which mature within one year:

(in thousands)	June 30, 2025	December 31, 2024
FHLB borrowings	$1,250,000	$885,000
Total short-term borrowings	$1,250,000	$885,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	June 30, 2025	December 31, 2024
FHLB borrowing capacity relating to loans and pledged securities	$1,624,083	$4,664,703
FHLB borrowing capacity relating to unencumbered securities	4,436,475	4,189,993
Total FHLB borrowing capacity(1)	$6,060,558	$8,854,696
Unused federal funds lines available from commercial banks	$1,570,000	$1,370,000
Unused Federal Reserve borrowings capacity	$10,975,549	$5,436,652
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2026. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2025 or 2024.
The Company has long-term debt outstanding of $620.3 million as of June 30, 2025, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.5 billion for the six months ended June 30, 2025 compared to $3.2 billion for the same period in 2024. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program expires on January 31, 2026, but may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program. During the six months ended June 30, 2025, the Company repurchased 713,966 shares of its common stock for an aggregate purchase price, including excise tax expense, of $52.2 million, at a weighted average price of $72.58 per share.

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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of June 30, 2025, the quantitative estimate of the allowance for credit loss would increase by approximately $145.4 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of June 30, 2025, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of June 30, 2025 is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2025 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$2,507,691	$—	$—	$—	$2,507,691
Investment securities(1)	84,176	682	21,729	4,502,041	4,608,628
Variable loans	22,315,437	259,430	145,564	222,098	22,942,529
Fixed loans	51,191	83,284	236,868	712,322	1,083,665
Total loans(2)	22,366,628	342,714	382,432	934,420	24,026,194
Total interest sensitive assets	$24,958,495	$343,396	$404,161	$5,436,461	$31,142,513
Liabilities
Interest bearing customer deposits	$16,108,333	$—	$—	$—	$16,108,333
CDs	1,072,587	1,053,723	108,457	3,203	2,237,970
Total interest bearing deposits	17,180,920	1,053,723	108,457	3,203	18,346,303
Short-term borrowings	1,250,000	—	—	—	1,250,000
Long-term debt	113,406	134,408	—	372,442	620,256
Total borrowings	1,363,406	134,408	—	372,442	1,870,256
Total interest sensitive liabilities	$18,544,326	$1,188,131	$108,457	$375,645	$20,216,559
GAP	$6,414,169	$(844,735)	$295,704	$5,060,816	$—
Cumulative GAP	$6,414,169	$5,569,434	$5,865,138	$10,925,954	$10,925,954
Non-interest bearing deposits					7,718,006
Stockholders’ equity					3,510,070
Total					$11,228,076
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
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate, SOFR and other alternative indexes are the basis for most of the variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are the Company’s primary interest rate exposures. Interest rate derivative contracts may be used to manage exposure to adverse fluctuations in these primary interest rate exposures as is discussed in more detail under the heading Use of Derivatives to Manage Interest Rate and Other Risks below.
For modeling purposes, the “shock test” scenarios as of June 30, 2025 and June 30, 2024 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	June 30, 2025	June 30, 2024
+ 200 basis points	7.4%	4.1%
+ 100 basis points	3.8%	2.1%
- 100 basis points	(5.9)%	(5.0)%
- 200 basis points	(12.0)%	(10.0)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the 2024 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the six months ended June 30, 2025 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
Total first quarter 2025	396,106	$78.25	396,106	$169,003,778
April 2025	271,636	$64.67	271,636	$151,437,945
May 2025	38,875	70.31	38,875	148,704,792
June 2025	7,349	70.93	7,349	148,183,554
Total second quarter 2025	317,860	$65.50	317,860	$148,183,554
Total 2025	713,966	$72.58	713,966	$148,183,554
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

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, as amended and restated, incorporated by reference to the Company’s Registration Statement on Form S-8 dated April 17, 2025+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 17, 2025

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)