Form 10-Q
period 2025-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2025-10-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On October 21, 2025, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 45,643,585

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$212,438	$176,501
Interest bearing cash and cash equivalents	2,852,387	3,012,307
Available-for-sale debt securities	3,801,261	3,524,686
Held-to-maturity debt securities	743,120	796,168
Equity securities	55,054	75,261
Trading securities	2,219	—
Investment securities	4,601,654	4,396,115
Loans held for investment, mortgage finance	6,057,804	5,215,574
Loans held for investment	18,134,059	17,234,492
Less: Allowance for credit losses on loans	274,026	271,709
Loans held for investment, net	23,917,837	22,178,357
Premises and equipment, net	88,348	85,443
Accrued interest receivable and other assets	862,820	881,664
Goodwill and intangibles, net	1,496	1,496
Total assets	$32,536,980	$30,731,883
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,689,598	$7,485,428
Interest bearing deposits	19,815,800	17,753,171
Total deposits	27,505,398	25,238,599
Accrued interest payable	9,360	23,680
Other liabilities	489,708	556,322
Short-term borrowings	275,000	885,000
Long-term debt	620,416	660,346
Total liabilities	28,899,882	27,363,947
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at September 30, 2025 and December 31, 2024	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,767,419 and 51,520,315 at September 30, 2025 and December 31, 2024, respectively	518	515
Additional paid-in capital	1,069,582	1,056,719
Retained earnings	2,712,298	2,495,651
Treasury stock - 6,087,556 and 5,286,503 shares at cost at September 30, 2025 and December 31, 2024, respectively	(361,076)	(301,842)
Accumulated other comprehensive loss, net of taxes	(84,224)	(183,107)
Total stockholders’ equity	3,637,098	3,367,936
Total liabilities and stockholders’ equity	$32,536,980	$30,731,883
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$379,017	$361,407	$1,077,525	$1,037,537
Investment securities	49,396	38,389	141,952	104,117
Interest bearing cash and cash equivalents	32,202	52,737	107,994	150,325
Total interest income	460,615	452,533	1,327,471	1,291,979
Interest expense
Deposits	180,779	190,255	530,513	547,135
Short-term borrowings	534	13,784	12,224	39,316
Long-term debt	7,531	8,392	23,534	33,835
Total interest expense	188,844	212,431	566,271	620,286
Net interest income	271,771	240,102	761,200	671,693
Provision for credit losses	12,000	10,000	44,000	49,000
Net interest income after provision for credit losses	259,771	230,102	717,200	622,693
Non-interest income
Service charges on deposit accounts	8,111	6,307	24,133	18,557
Wealth management and trust fee income	3,989	4,040	11,683	11,306
Brokered loan fees	2,419	2,400	6,766	6,442
Investment banking and advisory fees	33,985	34,753	74,572	78,225
Trading income	7,238	5,786	21,073	16,148
Available-for-sale debt securities losses	—	(179,581)	(1,886)	(179,581)
Other	12,841	11,524	30,755	25,875
Total non-interest income	68,583	(114,771)	167,096	(23,028)
Non-interest expense
Salaries and benefits	119,856	121,138	371,651	368,705
Occupancy expense	11,828	12,937	34,816	33,340
Marketing	3,412	5,863	12,045	17,895
Legal and professional	12,474	11,135	38,532	38,603
Communications and technology	24,594	25,951	72,550	69,078
Federal Deposit Insurance Corporation insurance assessment	5,198	4,906	15,635	18,897
Other	13,213	13,394	38,642	39,608
Total non-interest expense	190,575	195,324	583,871	586,126
Income/(loss) before income taxes	137,779	(79,993)	300,425	13,539
Income tax expense/(benefit)	32,569	(18,674)	70,840	7,054
Net income/(loss)	105,210	(61,319)	229,585	6,485
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income/(loss) available to common stockholders	$100,897	$(65,632)	$216,647	$(6,453)
Other comprehensive income/(loss)
Change in unrealized gain/(loss)	$30,909	$109,849	$101,226	$53,567
Amounts reclassified into net income	6,172	199,599	26,498	239,132
Other comprehensive income	37,081	309,448	127,724	292,699
Income tax expense	8,374	69,873	28,841	58,852
Other comprehensive income, net of tax	28,707	239,575	98,883	233,847
Comprehensive income	$133,917	$178,256	$328,468	$240,332
Basic earnings/(loss) per common share	$2.21	$(1.42)	$4.72	$(0.14)
Diluted earnings/(loss) per common share	$2.18	$(1.41)	$4.67	$(0.14)
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at June 30, 2024	300,000	$300,000	51,474,581	$515	$1,050,114	$2,494,572	(5,286,503)	$(301,868)	$(367,732)	$3,175,601
Comprehensive income/(loss):
Net loss	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	239,575	239,575
Total comprehensive income										178,256
Stock-based compensation expense recognized in earnings	—	—	—	—	4,957	—	—	—	—	4,957
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	19,679	—	(457)	—	—	—	—	(457)
Balance at September 30, 2024	300,000	$300,000	51,494,260	$515	$1,054,614	$2,428,940	(5,286,503)	$(301,868)	$(128,157)	$3,354,044

Balance at June 30, 2025	300,000	$300,000	51,747,305	$517	$1,065,083	$2,611,401	(6,000,469)	$(354,000)	$(112,931)	$3,510,070
Comprehensive income/(loss):
Net income	—	—	—	—	—	105,210	—	—	—	105,210
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	28,707	28,707
Total comprehensive income										133,917
Stock-based compensation expense recognized in earnings	—	—	—	—	5,146	—	—	—	—	5,146
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	20,114	1	(647)	—	—	—	—	(646)
Repurchase of common stock	—	—	—	—	—	—	(87,087)	(7,076)	—	(7,076)
Balance at September 30, 2025	300,000	$300,000	51,767,419	$518	$1,069,582	$2,712,298	(6,087,556)	$(361,076)	$(84,224)	$3,637,098
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2023 (audited)	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	6,485	—	—	—	6,485
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	233,847	233,847
Total comprehensive income										240,332
Stock-based compensation expense recognized in earnings	—	—	—	—	18,229	—	—	—	—	18,229
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	351,281	4	(9,191)	—	—	—	—	(9,187)
Repurchase of common stock	—	—	—	—	—	—	(1,381,436)	(81,534)	—	(81,534)
Balance at September 30, 2024	300,000	$300,000	51,494,260	$515	$1,054,614	$2,428,940	(5,286,503)	$(301,868)	$(128,157)	$3,354,044

Balance at December 31, 2024 (audited)	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	229,585	—	—	—	229,585
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	98,883	98,883
Total comprehensive income										328,468
Stock-based compensation expense recognized in earnings	—	—	—	—	20,425	—	—	—	—	20,425
Preferred stock dividend	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Issuance of stock related to stock-based awards	—	—	247,104	3	(7,562)	—	—	—	—	(7,559)
Repurchase of common stock	—	—	—	—	—	—	(801,053)	(59,234)	—	(59,234)
Balance at September 30, 2025	300,000	$300,000	51,767,419	$518	$1,069,582	$2,712,298	(6,087,556)	$(361,076)	$(84,224)	$3,637,098
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities
Net income	$229,585	$6,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,000	49,000
Depreciation and amortization	36,291	38,917
Net loss on available-for-sale debt securities	1,886	179,581
Net gain on equity securities	(2,265)	(6,727)
Sales/(purchases) of trading securities, net	(2,219)	—
Stock-based compensation expense	28,614	21,208
Proceeds from sales and repayments of loans held for sale	—	53,494
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(39,949)	(60,683)
Accrued interest payable and other liabilities	(66,283)	180,584
Net cash provided by operating activities	229,660	461,859
Investing activities
Purchases of available-for-sale debt securities	(843,190)	(1,793,339)
Proceeds from sales of available-for-sale debt securities	280,402	1,057,159
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	385,694	514,159
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	55,555	55,696
Sales/(purchases) of equity securities, net	22,472	(15,874)
Originations of loans held for investment, mortgage finance	(71,110,334)	(60,379,814)
Proceeds from pay-offs of loans held for investment, mortgage finance	70,268,104	58,828,483
Net increase in loans held for investment, excluding mortgage finance loans	(936,069)	(446,916)
Purchase of premises and equipment, net	(12,910)	(57,435)
Net cash used in investing activities	(1,890,276)	(2,237,881)
Financing activities
Net increase in deposits	2,266,799	3,493,416
Issuance of stock related to stock-based awards	(7,559)	(9,187)
Preferred stock dividends paid	(12,938)	(12,938)
Repurchase of common stock	(59,234)	(81,534)
Net decrease in short-term borrowings	(610,000)	(465,000)
Redemption of long-term debt	(40,435)	(200,000)
Net cash provided by financing activities	1,536,633	2,724,757
Net increase/(decrease) in cash and cash equivalents	(123,983)	948,735
Cash and cash equivalents at beginning of period	3,188,808	3,242,850
Cash and cash equivalents at end of period	$3,064,825	$4,191,585
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$580,591	$672,199
Cash paid during the period for income taxes	67,402	48,040
Transfers of loans from held for investment to held for sale	—	18,411
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
Effective September 19, 2025, the Bank became a member of the Federal Reserve System. As a result, the Board of Governors of the Federal Reserve System assumed the role as the Bank’s primary federal regulator, succeeding the Federal Deposit Insurance Corporation. The Texas Department of Banking will continue to serve as the Bank’s primary state regulator.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2025	2024	2025	2024
Numerator:
Net income/(loss)	$105,210	$(61,319)	$229,585	$6,485
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income/(loss) available to common stockholders	$100,897	$(65,632)	$216,647	$(6,453)
Denominator:
Basic earnings per common share—weighted average common shares	45,708,185	46,201,518	45,873,276	46,674,034
Effect of dilutive outstanding stock-settled awards	524,982	407,224	474,960	379,683
Dilutive earnings per common share—weighted average diluted common shares	46,233,167	46,608,742	46,348,236	47,053,717
Basic earnings/(loss) per common share	$2.21	$(1.42)	$4.72	$(0.14)
Diluted earnings/(loss) per common share	$2.18	$(1.41)	$4.67	$(0.14)
Anti-dilutive outstanding stock-settled awards	—	622	207	62,560
(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,616,063	$28,099	$(100,147)	$3,544,015
Commercial mortgage-backed securities	243,360	2,899	(6)	246,253
Credit risk transfer securities	11,447	—	(454)	10,993
Total available-for-sale debt securities	3,870,870	30,998	(100,607)	3,801,261
Held-to-maturity debt securities:
Residential mortgage-backed securities	743,120	—	(81,197)	661,923
Total held-to-maturity debt securities	743,120	—	(81,197)	661,923
Equity securities				55,054
Trading securities				2,219
Total investment securities(2)				$4,601,654
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$280,137	$—	$(2,852)	$277,285
Residential mortgage-backed securities	3,195,145	7,200	(168,302)	3,034,043
Commercial mortgage-backed securities	206,830	—	(5,398)	201,432
Credit risk transfer securities	12,466	—	(540)	11,926
Total available-for-sale debt securities	3,694,578	7,200	(177,092)	3,524,686
Held-to-maturity securities:
Residential mortgage-backed securities	796,168	—	(117,994)	678,174
Total held-to-maturity securities	796,168	—	(117,994)	678,174
Equity securities				75,261
Total investment securities(2)				$4,396,115
(1)    Excludes accrued interest receivable of $15.6 million and $13.8 million at September 30, 2025 and December 31, 2024, respectively, related to available-for-sale debt securities and $1.2 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading securities at estimated fair value and held-to-maturity debt securities at amortized cost.

Debt Securities
During the second quarter of 2025, the Company sold available-for-sale debt securities with an amortized cost basis of $287.5 million, realizing a loss of $1.9 million, and repositioned the proceeds into purchases of available-for-sale residential mortgage-backed securities. In the third quarter of 2024, the Company sold available-for-sale debt securities with an amortized cost basis of $1.2 billion and realized a loss of $179.6 million.
The amortized cost and estimated fair value as of September 30, 2025, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	255,563	258,015	—	—
Due after ten years	3,615,307	3,543,246	743,120	661,923
Total	$3,870,870	$3,801,261	$743,120	$661,923
The table below presents the weighted average yields for the Company’s available-for-sale debt securities as of September 30, 2025. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	Residential mortgage-backed securities	Commercial mortgage-backed securities	Credit risk transfer securities
Due within one year	—%	—%	—%
Due after one year through five years	—	—	—
Due after five years through ten years	3.91	4.90	4.28
Due after ten years	4.71	—	—
Total	4.71%	4.90%	4.28%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025
Residential mortgage-backed securities	$23	$—	$1,014,549	$(100,147)	$1,014,572	$(100,147)
Commercial mortgage-backed securities	33,327	(6)	—	—	33,327	(6)
Credit risk transfer securities	—	—	10,993	(454)	10,993	(454)
Total	$33,350	$(6)	$1,025,542	$(100,601)	$1,058,892	$(100,607)
December 31, 2024
U.S. Treasury securities	$—	$—	$277,285	$(2,852)	$277,285	$(2,852)
Residential mortgage-backed securities	1,338,801	(18,141)	1,323,180	(150,161)	2,661,981	(168,302)
Commercial mortgage-backed securities	201,432	(5,398)	—	—	201,432	(5,398)
Credit risk transfer securities	—	—	11,926	(540)	11,926	(540)
Total	$1,540,233	$(23,539)	$1,612,391	$(153,553)	$3,152,624	$(177,092)
At September 30, 2025, the Company had 32 available-for-sale debt securities in an unrealized loss position, comprised of 29 residential mortgage-backed securities, one commercial mortgage-backed securities and two credit risk transfer securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income/loss, net (“AOCI”). Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At September 30, 2025 and December 31, 2024, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At September 30, 2025 and December 31, 2024, debt securities with carrying values of approximately $951,000 and $940,000, respectively, were pledged to secure certain customer deposits.

Equity Securities
The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net gains/(losses) recognized during the period	$2,369	$2,752	$2,265	$6,727
Less: Realized net gains/(losses) recognized on securities sold	831	482	1,862	853
Unrealized net gains/(losses) recognized on securities still held	$1,538	$2,270	$403	$5,874
(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	September 30, 2025	December 31, 2024
Loans held for investment(1):
Commercial	$11,999,025	$11,145,591
Mortgage finance	6,057,804	5,215,574
Commercial real estate	5,696,720	5,616,282
Consumer	540,126	565,376
Gross loans held for investment	24,293,675	22,542,823
Unearned income (net of direct origination costs)	(101,812)	(92,757)
Total loans held for investment	24,191,863	22,450,066
Allowance for credit losses on loans	(274,026)	(271,709)
Total loans held for investment, net	$23,917,837	$22,178,357
(1)    Excludes accrued interest receivable of $107.6 million and $107.3 million at September 30, 2025 and December 31, 2024, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2025
Commercial
(1-7) Pass	$1,515,522	$1,304,446	$786,716	$905,138	$205,979	$158,114	$6,708,635	$30,271	$11,614,821
(8) Special mention	972	25,126	7,624	55,824	2,620	10,778	25,298	300	128,542
(9) Substandard - accruing	793	9,423	60,075	14,400	35,910	758	62,337	—	183,696
(9+) Non-accrual	14,613	—	4,140	27,072	—	12,575	13,566	—	71,966
Total commercial	$1,531,900	$1,338,995	$858,555	$1,002,434	$244,509	$182,225	$6,809,836	$30,571	$11,999,025
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,057,804	$—	$6,057,804
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,057,804	$—	$6,057,804
Commercial real estate
(1-7) Pass	$653,167	$608,176	$951,334	$1,690,702	$694,803	$692,056	$255,206	$7,448	$5,552,892
(8) Special mention	—	25,532	—	87,907	3,263	1,856	—	792	119,350
(9) Substandard - accruing	12	348	—	—	—	—	—	—	360
(9+) Non-accrual	—	—	3,034	21,084	—	—	—	—	24,118
Total commercial real estate	$653,179	$634,056	$954,368	$1,799,693	$698,066	$693,912	$255,206	$8,240	$5,696,720
Consumer
(1-7) Pass	$28,850	$41,970	$29,979	$53,067	$74,023	$116,102	$194,435	$—	$538,426
(8) Special mention	—	—	—	—	—	—	1,700	—	1,700
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$28,850	$41,970	$29,979	$53,067	$74,023	$116,102	$196,135	$—	$540,126
Total	$2,213,929	$2,015,021	$1,842,902	$2,855,194	$1,016,598	$992,239	$13,318,981	$38,811	$24,293,675
Gross charge-offs	$7,061	$704	$2,371	$5,692	$28	$858	$21,228	$—	$37,942

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2024
Commercial
(1-7) Pass	$1,612,695	$1,156,414	$1,256,539	$307,590	$76,821	$169,974	$6,027,177	$12,040	$10,619,250
(8) Special mention	22,953	28,354	134,092	21,626	30	6,369	91,423	—	304,847
(9) Substandard - accruing	623	44,901	51,536	7,855	301	3,309	37,405	—	145,930
(9+) Non-accrual	—	9,220	8,057	—	360	23,708	34,219	—	75,564
Total commercial	$1,636,271	$1,238,889	$1,450,224	$337,071	$77,512	$203,360	$6,190,224	$12,040	$11,145,591
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
Commercial real estate
(1-7) Pass	$599,301	$889,603	$1,843,706	$885,913	$216,077	$704,288	$273,663	$18,085	$5,430,636
(8) Special mention	25,532	4,353	70,161	15,831	299	13,731	—	872	130,779
(9) Substandard - accruing	—	—	—	—	—	20,230	—	—	20,230
(9+) Non-accrual	85	—	20,637	—	—	13,915	—	—	34,637
Total commercial real estate	$624,918	$893,956	$1,934,504	$901,744	$216,376	$752,164	$273,663	$18,957	$5,616,282
Consumer
(1-7) Pass	$44,352	$28,289	$54,148	$75,924	$40,667	$99,471	$220,561	$—	$563,412
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	964	—	—	964
Total Consumer	$44,352	$28,289	$54,148	$75,924	$40,667	$100,435	$221,561	$—	$565,376
Total	$2,305,541	$2,161,134	$3,438,876	$1,314,739	$334,555	$1,055,959	$11,901,022	$30,997	$22,542,823
Gross charge-offs	$994	$7,543	$550	$4,037	$537	$8,784	$23,566	$44	$46,055

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	35,106	5,944	(2,306)	75	38,819
Charge-offs	37,011	—	931	—	37,942
Recoveries	1,019	—	413	8	1,440
Net charge-offs (recoveries)	35,992	—	518	(8)	36,502
Ending balance	$197,537	$8,699	$66,001	$1,789	$274,026
Nine Months Ended September 30, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Allowance established for acquired PCD loans	2,579	—	—	—	2,579
Provision for credit losses on loans	54,529	1,290	(6,840)	414	49,393
Charge-offs	23,661	—	5,698	30	29,389
Recoveries	587	—	—	—	587
Net charge-offs (recoveries)	23,074	—	5,698	30	28,802
Ending balance	$205,471	$5,463	$59,291	$2,918	$273,143
The Company recorded a $38.8 million provision for credit losses on loans for the nine months ended September 30, 2025, compared to $49.4 million for the same period of 2024. The $38.8 million provision for credit losses on loans resulted primarily from an increase in total loans held for investment and $36.5 million in net charge-offs recorded during the nine months ended September 30, 2025, partially offset by decreases in criticized loans and non-accrual loans. Criticized loans totaled $529.7 million at September 30, 2025, compared to $714.0 million at December 31, 2024.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2025, the Company had $13.2 million in collateral-dependent commercial loans, collateralized by business assets, and $24.1 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
September 30, 2025
Commercial	$5,202	$1,340	$126	$6,668	$71,966	$11,920,391	$11,999,025	$3,073
Mortgage finance	—	—	—	—	—	6,057,804	6,057,804	—
Commercial real estate	296	2,096	—	2,392	24,118	5,670,210	5,696,720	4,568
Consumer	—	—	—	—	—	540,126	540,126	—
Total	$5,498	$3,436	$126	$9,060	$96,084	$24,188,531	$24,293,675	$7,641
(1)As of September 30, 2025, $556,000 of non-accrual loans were earning interest income on a cash basis compared to $360,000 as of December 31, 2024. Additionally, $630,000 of interest income was recognized on non-accrual loans for the nine months ended September 30, 2025 compared to $272,000 for the same period in 2024. Accrued interest of $1.5 million and $917,000 was reversed during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and September 30, 2024, by type of modification granted and the financial effect of those modifications:

						Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended September 30, 2025
Commercial	$791	$8,948	$758	$10,497	0.04%	—%	3 to 6	$814
Commercial real estate	—	—	17,505	17,505	0.07%	—%	6	737
Total	$791	$8,948	$18,263	$28,002	0.12%
Three Months Ended September 30, 2024
Commercial	$360	$—	$—	$360	—%	—%	0	$42
Total	$360	$—	$—	$360	—%

Nine Months Ended September 30, 2025
Commercial	$12,100	$19,950	$23,126	$55,176	0.23%	—%	3 to 26	$6,711
Commercial real estate	18,163	—	17,505	35,668	0.15%	—%	6	1,106
Total	$30,263	$19,950	$40,631	$90,844	0.37%
Nine Months Ended September 30, 2024
Commercial	$28,082	$553	$7,439	$36,074	0.16%	—%	3 to 13	$4,868
Commercial real estate	—	15,831	—	15,831	0.07%	—%	3	—
Total	$28,082	$16,384	$7,439	$51,905	0.23%
The table below details gross loans held for investment that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Three Months Ended September 30, 2025
Commercial	$179	$3,000	$14,613	$17,792
Total	$179	$3,000	$14,613	$17,792
Three Months Ended September 30, 2024
Commercial	$2,902	$—	$—	$2,902
Total	$2,902	$—	$—	$2,902

Nine Months Ended September 30, 2025
Commercial	$25,675	$9,537	$14,613	$49,825
Commercial real estate	—	—	13,500	13,500
Total	$25,675	$9,537	$28,113	$63,325
Nine Months Ended September 30, 2024
Commercial	$6,031	$—	$1,756	$7,787
Total	$6,031	$—	$1,756	$7,787

The table below provides an age analysis of gross loans held for investment as of September 30, 2025 and September 30, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
September 30, 2025
Commercial	$758	$—	$47,849	$18,157	$66,764
Commercial real estate	—	—	17,506	—	17,506
Total	$758	$—	$65,355	$18,157	$84,270
September 30, 2024
Commercial	$—	$—	$10,191	$4,474	$14,665
Commercial real estate	—	—	—	15,831	15,831
Total	$—	$—	$10,191	$20,305	$30,496

(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	September 30, 2025	December 31, 2024
Federal funds purchased	$275,000	$—
Federal Home Loan Bank borrowings	—	885,000
Total short-term borrowings	$275,000	$885,000
The table below presents a summary of long-term debt:

(in thousands)	September 30, 2025	December 31, 2024
Bank-issued 5.25% fixed rate subordinated notes due 2026	$134,459	$174,717
Company-issued 4.00% fixed rate subordinated notes due 2031	372,551	372,223
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$620,416	$660,346
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

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	5,717	2	(522)	(16)	5,181
Ending balance	$53,624	$25	$4,829	$35	$58,513
Nine Months Ended September 30, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	5,701	26	(6,100)	(20)	(393)
Ending balance	$41,741	$32	$4,047	$149	$45,969

(in thousands)				September 30, 2025	December 31, 2024
Commitments to extend credit - period end balance				$11,063,858	$9,694,406
Standby letters of credit - period end balance				564,799	538,047

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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the nine months ended September 30, 2025 or during 2024. On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, which is set to expire January 31, 2026. During the nine months ended September 30, 2025, the Company repurchased 801,053 shares of its common stock for an aggregate price, including excise tax expense, of $59.2 million, at a weighted average price of $73.44 per share.
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
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of September 30, 2025 and December 31, 2024.

			September 30, 2025		December 31, 2024
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,419,546	12.14%	$3,251,979	11.38%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,829,546	13.60%	3,661,979	12.82%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,534,636	16.10%	4,390,656	15.37%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,829,546	11.88%	3,661,979	11.33%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,509,504	12.53%	$3,611,714	12.75%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,509,504	12.53%	3,611,714	12.75%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,842,043	13.72%	3,968,168	14.00%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,509,504	10.99%	3,611,714	11.27%
(1)    The Tier 1 capital (to average assets) ratio is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital (to average assets) ratio above the required minimum.
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-settled awards:
RSUs	$5,146	$4,957	$20,425	$18,229
Cash-settled units	3,091	1,496	8,189	2,979
Total	$8,237	$6,453	$28,614	$21,208

(in thousands except period data)	September 30, 2025
Unrecognized compensation expense related to unvested stock-settled awards	$22,406
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	1.8
Unrecognized compensation expense related to cash-settled units	$21,060
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.1
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2025
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,544,015	$—
Commercial mortgage-backed securities	—	246,253	—
Credit risk transfer securities	—	—	10,993
Equity securities(1)	45,054	10,000	—
Trading securities(1)	—	2,219	—
Loans held for investment(2)	—	—	21,057
Derivative assets(3)	—	37,297	—
Securities sold not yet purchased(4)	24,730	—	—
Derivative liabilities(3)	—	24,264	—
Non-qualified deferred compensation plan liabilities(5)	18,540	—	—
December 31, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$277,285	$—	$—
Residential mortgage-backed securities	—	3,034,043	—
Commercial mortgage-backed securities	—	201,432	—
Credit risk transfer securities	—	—	11,926
Equity securities(1)	59,235	16,026	—
Loans held for investment(2)	—	—	35,318
Derivative assets(3)	—	23,202	—
Securities sold not yet purchased(4)	33,705	—	—
Derivative liabilities(3)	—	57,906	—
Non-qualified deferred compensation plan liabilities(5)	19,109	—	—
(1)Available-for-sale debt securities, equity securities and trading securities are measured at fair value on a recurring basis, generally monthly.
(2)Includes certain collateral-dependent loans held for investment for which a specific allocation of the allowance for credit losses is based upon the fair value of the loan’s underlying collateral. These loans held for investment are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.
(3)Derivative assets and liabilities are measured at fair value on a recurring basis, generally monthly.
(4)Securities sold not yet purchased are measured at fair value on a recurring basis, generally monthly.
(5)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended September 30, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,367	$—	$(382)	$—	$8	$10,993
Three Months Ended September 30, 2024
Available-for-sale debt securities:(1)
Credit risk transfer securities	$12,328	$—	$(346)	$—	$20	$12,002
Nine Months Ended September 30, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,926	$—	$(1,019)	$—	$86	$10,993
Nine Months Ended September 30, 2024
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,995	$—	$(846)	$—	$853	$12,002
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).

Credit risk transfer securities
The fair value of credit risk transfer securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2025, the discount rates utilized ranged from 4.65% to 5.68% and the weighted-average life ranged from 3.88 years to 5.90 years. On a combined amortized cost weighted-average basis a discount rate of 5.09% and a weighted-average life of 4.74 years were utilized to determine the fair value of these securities at September 30, 2025. At December 31, 2024, the combined weighted-average discount rate and weighted-average life utilized were 5.63% and 5.35 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $21.1 million fair value of loans held for investment at September 30, 2025 reported above includes impaired loans with a carrying value of $35.8 million that were reduced by specific allowance allocations totaling $14.7 million based on collateral valuations utilizing Level 3 inputs. The $35.3 million fair value of loans held for investment at December 31, 2024 reported above includes impaired loans with a carrying value of $63.6 million that were reduced by specific allowance allocations totaling $28.3 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$3,064,825	$3,064,825	$3,064,825	$—	$—
Available-for-sale debt securities	3,801,261	3,801,261	—	3,790,268	10,993
Held-to-maturity debt securities	743,120	661,923	—	661,923	—
Equity securities	55,054	55,054	45,054	10,000	—
Trading securities	2,219	2,219	—	2,219	—
Loans held for investment, net	23,917,837	23,874,493	—	—	23,874,493
Derivative assets	37,297	37,297	—	37,297	—
Financial liabilities:
Total deposits	27,505,398	27,504,235	—	—	27,504,235
Short-term borrowings	275,000	275,000	—	275,000	—
Long-term debt	620,416	592,312	—	592,312	—
Securities sold not yet purchased	24,730	24,730	24,730	—	—
Derivative liabilities	24,264	24,264	—	24,264	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$3,188,808	$3,188,808	$3,188,808	$—	$—
Available-for-sale debt securities	3,524,686	3,524,686	277,285	3,235,475	11,926
Held-to-maturity debt securities	796,168	678,174	—	678,174	—
Equity securities	75,261	75,261	59,235	16,026	—
Loans held for investment, net	22,178,357	22,115,585	—	—	22,115,585
Derivative assets	23,202	23,202	—	23,202	—
Financial liabilities:
Total deposits	25,238,599	25,245,009	—	—	25,245,009
Short-term borrowings	885,000	885,000	—	885,000	—
Long-term debt	660,346	622,713	—	622,713	—
Securities sold not yet purchased	33,705	33,705	33,705	—	—
Derivative liabilities	57,906	57,906	—	57,906	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	September 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$1,200,000	$3,778	$1,528	$2,600,000	$254	$23,265
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	355,200	1,894	1,631	485,948	5,462	5,299
Interest rate contracts:
Swaps	6,502,321	37,382	37,382	6,273,301	45,771	45,771
Caps and floors written	2,055,925	4,028	1,417	970,451	1,066	2,529
Caps and floors purchased	2,055,925	1,417	4,028	970,451	2,529	1,066
Forward contracts	22,708,747	30,815	30,385	20,237,917	41,896	41,035
Gross derivatives		79,314	76,371		96,978	118,965
Netting adjustment - offsetting derivative assets/liabilities		(32,350)	(32,350)		(44,097)	(44,097)
Netting adjustment - cash collateral received/posted		(9,667)	(19,757)		(29,679)	(16,962)
Net derivatives included on the consolidated balance sheets		$37,297	$24,264		$23,202	$57,906
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $37.3 million at September 30, 2025 and approximately $23.2 million at December 31, 2024. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At September 30, 2025, the Company had $30.0 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $10.6 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2024, were $71.3 million in cash collateral pledged to counterparties and $31.0 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 19 risk participation agreements where it acts as a participant bank with a notional amount of $228.9 million at September 30, 2025, compared to 17 risk participation agreements with a notional amount of $228.6 million at December 31, 2024. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $627,000 at September 30, 2025 and $4.1 million at December 31, 2024. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2025 and December 31, 2024. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 46 risk participation agreements where the Company acts as the lead bank having a notional amount of $587.9 million at September 30, 2025, compared to 25 agreements having a notional amount of $349.5 million at December 31, 2024.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the nine months ended September 30, 2025, the Company recorded $943,000 in unrealized gains to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $21.6 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $25,000 will be reclassified from AOCI as an increase to interest income. As of September 30, 2025, the maximum length of time over which forecasted transactions are hedged is 2.09 years.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended September 30, 2025
Beginning balance	$(1,372)	$(77,761)	$(33,798)	$(112,931)
Change in unrealized gain/(loss)	78	30,831	—	30,909
Amounts reclassified into net income	4,525	—	1,647	6,172
Total other comprehensive income	4,603	30,831	1,647	37,081
Income tax expense	1,040	6,962	372	8,374
Total other comprehensive income, net of tax	3,563	23,869	1,275	28,707
Ending balance	$2,191	$(53,892)	$(32,523)	$(84,224)
Three Months Ended September 30, 2024
Beginning balance	$(45,215)	$(283,559)	$(38,958)	$(367,732)
Change in unrealized gain/(loss)	18,849	91,000	—	109,849
Amounts reclassified into net income	18,251	179,581	1,767	199,599
Total other comprehensive income	37,100	270,581	1,767	309,448
Income tax expense	8,377	61,097	399	69,873
Total other comprehensive income, net of tax	28,723	209,484	1,368	239,575
Ending balance	$(16,492)	$(74,075)	$(37,590)	$(128,157)

Nine Months Ended September 30, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	943	100,283	—	101,226
Amounts reclassified into net income	21,618	—	4,880	26,498
Total other comprehensive income	22,561	100,283	4,880	127,724
Income tax expense	5,095	22,644	1,102	28,841
Total other comprehensive income, net of tax	17,466	77,639	3,778	98,883
Ending balance	$2,191	$(53,892)	$(32,523)	$(84,224)
Nine Months Ended September 30, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(17,762)	71,329	—	53,567
Amounts reclassified into net income	54,371	179,581	5,180	239,132
Total other comprehensive income	36,609	250,910	5,180	292,699
Income tax expense	7,352	51,179	321	58,852
Total other comprehensive income, net of tax	29,257	199,731	4,859	233,847
Ending balance	$(16,492)	$(74,075)	$(37,590)	$(128,157)
(12) New Accounting Standards
Accounting Standards Update 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 will be effective for the Company beginning January 1, 2026 for the Company’s interim and annual financial statements on Forms 10-Q and 10-K, respectively, with early adoption permitted and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): (“ASU 2025-06”) removes all references to prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to start capitalizing software costs is when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 will be effective for the Company beginning January 1, 2028 for the Company’s interim and annual financial statements on Forms 10Q and 10-K, respectively, with early adoption permitted and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”) refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. ASU 2025-07 also clarifies the guidance on share-based payments from a customer in a revenue contract under Topic 606. ASU 2025-07 will be effective for the Company beginning January 1, 2027 for the Company’s interim and annual financial statements on Forms 10-Q and 10-K, respectively, with early adoption permitted and is not expected to have a significant impact on the Company’s financial statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in the Company’s 2024 Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, economic or business conditions in Texas, the United States, or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors, including recent trade policies and their impact on our customers; increased or expanded competition from banks and other financial service providers in TCBI’s markets; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity, or other limitations; TCBI’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business and new products and services and potential strategic acquisitions; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents, or other failures, disruptions or security breaches; TCBI’s ability to use technology to provide products and services to its customers; risks related to the development and use of artificial intelligence; changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; the failure to identify, attract, and retain key personnel and other employees; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; severe weather, natural disasters, climate change, acts of war, terrorism, global or other geopolitical conflicts, or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2025	2024	2025	2024
Net interest income	$271,771	$240,102	$761,200	$671,693
Provision for credit losses	12,000	10,000	44,000	49,000
Non-interest income	68,583	(114,771)	167,096	(23,028)
Non-interest expense	190,575	195,324	583,871	586,126
Income/(loss) before income taxes	137,779	(79,993)	300,425	13,539
Income tax expense/(benefit)	32,569	(18,674)	70,840	7,054
Net income/(loss)	105,210	(61,319)	229,585	6,485
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income/(loss) available to common stockholders	$100,897	$(65,632)	$216,647	$(6,453)
Basic earnings/(loss) per common share	$2.21	$(1.42)	$4.72	$(0.14)
Diluted earnings/(loss) per common share	$2.18	$(1.41)	$4.67	$(0.14)
Net interest margin	3.47%	3.16%	3.34%	3.07%
Return on average assets (“ROA”)	1.30%	(0.78)%	0.97%	0.03%
Return on average common equity (“ROE”)	12.04%	(8.87)%	9.02%	(0.30)%
Efficiency ratio(1)	56.0%	155.8%	62.9%	90.4%
Non-interest income to average earning assets	0.88%	(1.52)%	0.73%	(0.11)%
Non-interest expense to average earning assets	2.44%	2.59%	2.57%	2.71%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
The Company reported net income of $105.2 million and net income available to common stockholders of $100.9 million for the third quarter of 2025, compared to net loss of $61.3 million and net loss available to common stockholders of $65.6 million for the third quarter of 2024. On a fully diluted basis, earnings per common share was $2.18 for the third quarter of 2025, compared to net loss per common share of $1.41 for the same period in 2024. ROE was 12.04% and ROA was 1.30% for the third quarter of 2025, compared to (8.87)% and (0.78)%, respectively, for the same period in 2024. The increase in net income for the third quarter of 2025 compared to the third quarter of 2024 resulted primarily from increases in net interest income and non-interest income.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
The Company reported net income of $229.6 million and net income available to common stockholders of $216.6 million for the nine months ended September 30, 2025, compared to net income of $6.5 million and net loss available to common stockholders of $6.5 million for the same period in 2024. On a fully diluted basis, earnings per common share was $4.67 for the nine months ended September 30, 2025, compared to loss per common share of $0.14 for the same period in 2024. ROE was 9.02% and ROA was 0.97% for the nine months ended September 30, 2025, compared to (0.30)% and 0.03%, respectively, for the same period in 2024. The increase in net income for the nine months ended September 30, 2025 compared to the same period in 2024 resulted primarily from increases in net interest income and non-interest income.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Investment securities(2)	$4,635,066	$49,401	4.14%	$4,314,834	$38,389	3.34%
Interest bearing cash and cash equivalents	2,920,102	32,202	4.38%	3,958,843	52,737	5.30%
Loans held for sale	—	—	—%	23,793	565	9.44%
Loans held for investment, mortgage finance	5,472,467	59,604	4.32%	5,152,317	54,371	4.20%
Loans held for investment(3)	18,253,451	319,921	6.95%	16,792,446	306,541	7.26%
Less: Allowance for credit losses on loans	277,385	—	—	266,915	—	—
Loans held for investment, net	23,448,533	379,525	6.42%	21,677,848	360,912	6.62%
Total earning assets	31,003,701	461,128	5.88%	29,975,318	452,603	5.96%
Cash and other assets	1,159,008			1,239,855
Total assets	$32,162,709			$31,215,173
Liabilities and Stockholders’ Equity
Transaction deposits	$2,251,217	$13,987	2.46%	$1,988,688	$15,972	3.20%
Savings deposits	14,650,152	143,327	3.88%	12,240,616	147,770	4.80%
Time deposits	2,158,228	23,465	4.31%	2,070,537	26,513	5.09%
Total interest bearing deposits	19,059,597	180,779	3.76%	16,299,841	190,255	4.64%
Short-term borrowings	44,022	534	4.82%	1,012,608	13,784	5.42%
Long-term debt	620,348	7,531	4.82%	660,098	8,392	5.06%
Total interest bearing liabilities	19,723,967	188,844	3.80%	17,972,547	212,431	4.70%
Non-interest bearing deposits	8,351,524			9,439,020
Other liabilities	463,034			558,368
Stockholders’ equity	3,624,184			3,245,238
Total liabilities and stockholders’ equity	$32,162,709			$31,215,173
Net interest income		$272,284			$240,172
Net interest margin			3.47%			3.16%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,557,996	$141,965	4.05%	$4,346,957	$104,117	2.97%
Interest bearing cash and cash equivalents	3,274,086	107,994	4.41%	3,761,901	150,325	5.34%
Loans held for sale	110	2	2.97%	34,536	2,432	9.41%
Loans held for investment, mortgage finance	4,929,539	156,838	4.25%	4,345,393	128,548	3.95%
Loans held for investment(3)	17,935,710	922,154	6.87%	16,688,820	906,757	7.26%
Less: Allowance for credit losses on loans	276,076	—	—%	260,024	—	—%
Loans held for investment, net	22,589,173	1,078,992	6.39%	20,774,189	1,035,305	6.66%
Total earning assets	30,421,365	1,328,953	5.82%	28,917,583	1,292,179	5.90%
Cash and other assets	1,144,443			1,158,758
Total assets	$31,565,808			$30,076,341
Liabilities and Stockholders’ Equity
Transaction deposits	$2,209,490	$41,626	2.52%	$2,018,824	$49,812	3.30%
Savings deposits	13,916,232	411,176	3.95%	11,878,646	427,733	4.81%
Time deposits	2,282,419	77,711	4.55%	1,817,182	69,590	5.12%
Total interest bearing deposits	18,408,141	530,513	3.85%	15,714,652	547,135	4.65%
Short-term borrowings	364,641	12,224	4.48%	950,876	39,316	5.52%
Long-term debt	643,274	23,534	4.89%	765,616	33,835	5.90%
Total interest bearing liabilities	19,416,056	566,271	3.90%	17,431,144	620,286	4.75%
Non-interest bearing deposits	8,141,135			8,910,067
Other liabilities	496,644			535,221
Stockholders’ equity	3,511,973			3,199,909
Total liabilities and stockholders’ equity	$31,565,808			$30,076,341
Net interest income		$762,682			$671,893
Net interest margin			3.34%			3.07%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025/2024			2025/2024
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$11,012	$2,689	$8,323	$37,848	$4,692	$33,156
Interest bearing cash and cash equivalents	(20,535)	(13,839)	(6,696)	(42,331)	(19,501)	(22,830)
Loans held for sale	(565)	(565)	—	(2,430)	(2,425)	(5)
Loans held for investment, mortgage finance	5,233	3,380	1,853	28,290	17,274	11,016
Loans held for investment	13,380	26,662	(13,282)	15,397	67,769	(52,372)
Total interest income	8,525	18,327	(9,802)	36,774	67,809	(31,035)
Interest expense
Transaction deposits	(1,985)	2,112	(4,097)	(8,186)	4,710	(12,896)
Savings deposits	(4,443)	29,072	(33,515)	(16,557)	73,372	(89,929)
Time deposits	(3,048)	1,122	(4,170)	8,121	17,833	(9,712)
Short-term borrowings	(13,250)	(13,196)	(54)	(27,092)	(24,226)	(2,866)
Long-term debt	(861)	(506)	(355)	(10,301)	(5,404)	(4,897)
Total interest expense	(23,587)	18,604	(42,191)	(54,015)	66,285	(120,300)
Net interest income	$32,112	$(277)	$32,389	$90,789	$1,524	$89,265
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $271.8 million for the three months ended September 30, 2025, compared to $240.1 million for the same period in 2024. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing liabilities.
Average earning assets for the three months ended September 30, 2025 increased $1.0 billion compared to the same period in 2024, which included increases of $1.8 billion in average total loans held for investment and $320.2 million in average investment securities, partially offset by a $1.0 billion decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.8 billion for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a $2.8 billion increase in average interest bearing deposits, partially offset by decreases of $968.6 million in average short-term borrowings and $39.8 million in average long-term debt. Average non-interest bearing deposits for the three months ended September 30, 2025 decreased to $8.4 billion from $9.4 billion for the same period in 2024.
Net interest margin for the three months ended September 30, 2025 was 3.47%, compared to 3.16% for the same period in 2024. The increase in net interest margin was primarily due to a decrease in the cost of interest bearing deposits, partially offset by lower earning asset yields.
The yield on total loans held for investment decreased to 6.42% for the three months ended September 30, 2025, compared to 6.62% for the same period in 2024, and the yield on earning assets decreased to 5.88% for the three months ended September 30, 2025, compared to 5.96% for the same period in 2024. Total cost of deposits decreased to 2.62% for the three months ended September 30, 2025 from 2.94% for the same period in 2024, and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.36% for the three months ended September 30, 2025, compared to 2.76% for the same period in 2024.
Net interest income was $761.2 million for the nine months ended September 30, 2025, compared to $671.7 million for the same period in 2024. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing liabilities.
Average earning assets increased $1.5 billion for the nine months ended September 30, 2025, compared to the same period in 2024, which included increases of $1.8 billion in average total loans held for investment and $211.0 million in average investment securities, partially offset by a $487.8 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $2.0 billion for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase of $2.7 billion in average interest bearing deposits, partially offset by decreases of $586.2 million in average short-term borrowings and $122.3 million in average long-term debt. Average non-interest bearing deposits for the nine months ended September 30, 2025 decreased to $8.1 billion from $8.9 billion for the same period in 2024.
Net interest margin for the nine months ended September 30, 2025 was 3.34%, compared to 3.07% for the same period of 2024. The increase was primarily due to a decrease in funding costs.
The yield on total loans held for investment decreased to 6.39% for the nine months ended September 30, 2025, compared to 6.66% for the same period in 2024, and the yield on earning assets decreased to 5.82% for the nine months ended September 30, 2025, compared to 5.90% for the same period in 2024. Total cost of deposits decreased to 2.67% for the nine months ended September 30, 2025 from 2.97% for the same period in 2024 and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.44% for the nine months ended September 30, 2025, compared to 2.80% for the same period in 2024.
Non-interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Service charges on deposit accounts	$8,111	$6,307	$24,133	$18,557
Wealth management and trust fee income	3,989	4,040	11,683	11,306
Brokered loan fees	2,419	2,400	6,766	6,442
Investment banking and advisory fees	33,985	34,753	74,572	78,225
Trading income	7,238	5,786	21,073	16,148
Available-for-sale debt securities losses	—	(179,581)	(1,886)	(179,581)
Other	12,841	11,524	30,755	25,875
Total non-interest income	$68,583	$(114,771)	$167,096	$(23,028)
Non-interest income increased $183.4 million during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the inclusion of a $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024, as well as increases in service charges on deposit accounts, trading income and other non-interest income.
Non-interest income was $167.1 million for the nine months September 30, 2025, a $190.1 million increase as compared to the same period in 2024, primarily due to the inclusion of the $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024 mentioned above, as well as increases in service charges on deposit accounts, trading income and other non-interest income, partially offset by a decrease in investment banking and advisory fees.
Non-interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Salaries and benefits	$119,856	$121,138	$371,651	$368,705
Occupancy expense	11,828	12,937	34,816	33,340
Marketing	3,412	5,863	12,045	17,895
Legal and professional	12,474	11,135	38,532	38,603
Communications and technology	24,594	25,951	72,550	69,078
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	5,198	4,906	15,635	18,897
Other	13,213	13,394	38,642	39,608
Total non-interest expense	$190,575	$195,324	$583,871	$586,126
Non-interest expense decreased $4.7 million during the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to decreases in salaries and benefits, occupancy expense and communications and technology expense, resulting from restructuring expenses recognized in the third quarter of 2024, as well as a decrease in marketing expense, partially offset by an increase in legal and professional expense.
Non-interest expense was $583.9 million for the nine months September 30, 2025, an increase of $2.3 million as compared to the same period in 2024, primarily due to increases in salaries and benefits and communications and technology expense, partially offset by decreases in marketing expense and FDIC insurance assessment. FDIC insurance assessment included an additional $2.8 million FDIC special assessment expense recorded in the first nine months of 2024.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K for details of these portfolio segments.

(in thousands)	September 30, 2025	December 31, 2024
Commercial	$11,999,025	$11,145,591
Mortgage finance	6,057,804	5,215,574
Commercial real estate	5,696,720	5,616,282
Consumer	540,126	565,376
Gross loans held for investment	24,293,675	22,542,823
Unearned income (net of direct origination costs)	(101,812)	(92,757)
Total loans held for investment	$24,191,863	$22,450,066
Total loans held for investment were $24.2 billion at September 30, 2025, an increase of $1.7 billion from December 31, 2024, as increases in commercial, mortgage finance and commercial real estate loans were partially offset by a decrease in consumer loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 25% and 23% of gross loans held for investment at September 30, 2025 and December 31, 2024, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of September 30, 2025, the Company had $5.9 billion in shared national credits, $1.0 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of September 30, 2025, approximately $32.1 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of September 30, 2025, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within this state. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	September 30, 2025	December 31, 2024
Non-accrual loans held for investment
Commercial:
Business assets	$66,879	$64,481
Accounts receivable and inventory	4,949	6,315
Machinery and equipment	132	2,729
Unsecured	6	60
Highly liquid assets	—	1,340
Other	—	639
Total commercial	71,966	75,564
Commercial real estate:
Industrial buildings	22,584	20,637
Commercial buildings	1,534	—
Office buildings	—	14,000
Total commercial real estate	24,118	34,637
Consumer:
Single family residences	—	964
Total consumer	—	964
Total non-accrual loans held for investment	96,084	111,165
Non-accrual loans held for sale	—	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$96,084	$111,165

Non-accrual loans held for investment to total loans held for investment	0.40%	0.50%
Total non-performing assets to total assets	0.30%	0.36%
Allowance for credit losses on loans to non-accrual loans held for investment	2.9x	2.4x

Loans held for investment past due 90 days and accruing	$126	$4,265
Loans held for investment past due 90 days to total loans held for investment	—%	0.02%
Loans held for sale past due 90 days and accruing	$—	$—
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $44.0 million for the nine months ended September 30, 2025, compared to a provision of $49.0 million for the nine months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2025 reflects an increase in total loans held for investment and $36.5 million in net charge-offs recorded during the nine months ended September 30, 2025, partially offset by decreases in criticized loans and non-accrual loans. Criticized loans totaled $529.7 million at September 30, 2025, compared to $714.0 million at December 31, 2024.
The table below presents key metrics related to the Company’s credit loss experience:

	September 30, 2025	September 30, 2024
Allowance for credit losses on loans to total loans held for investment	1.13%	1.23%
Allowance for credit losses on loans to average total loans held for investment(1)	1.20%	1.30%
Total allowance for credit losses to total loans held for investment	1.37%	1.43%
Total provision for credit losses to average total loans held for investment(1)(2)	0.26%	0.31%
(1)Ratios are calculated using average balance for the nine months ended September 30, 2025 and 2024, respectively.
(2)Ratios are annualized utilizing provision for credit losses for the nine months ended September 30, 2025 and 2024, respectively.

The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Nine Months Ended September 30,
	2025		2024
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$35,992	0.41%	$23,074	0.29%
Mortgage finance	—	—%	—	—%
Commercial real estate	518	0.01%	5,698	0.13%
Consumer	(8)	—%	30	0.01%
Total	$36,502	0.21%	$28,802	0.18%
(1)Ratios are annualized utilizing net charge-offs for the nine months ended September 30, 2025 and 2024, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	September 30, 2025	December 31, 2024
Interest bearing cash and cash equivalents	$2,852,387	$3,012,307
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	11.8%	13.4%
Total earning assets	9.1%	10.2%
Total deposits	10.4%	11.9%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$26,739,258	97.2%	$24,704,091	97.9%
Brokered deposits	766,140	2.8%	534,508	2.1%
Total deposits	$27,505,398	100.0%	$25,238,599	100.0%
Estimated uninsured deposits, including accrued interest, were 42% of total deposits at September 30, 2025 and 41% at December 31, 2024. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

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

(in thousands)	September 30, 2025	December 31, 2024
Federal funds purchased	$275,000	$—
FHLB borrowings	—	885,000
Total short-term borrowings	$275,000	$885,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	September 30, 2025	December 31, 2024
FHLB borrowing capacity relating to loans and pledged securities	$2,841,660	$4,664,703
FHLB borrowing capacity relating to unencumbered securities	4,451,240	4,189,993
Total FHLB borrowing capacity(1)	$7,292,900	$8,854,696
Unused federal funds lines available from commercial banks	$1,275,000	$1,370,000
Unused Federal Reserve borrowings capacity	$9,362,692	$5,436,652
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2026. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2025 or 2024.
The Company has long-term debt outstanding of $620.4 million as of September 30, 2025, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A. Risk Factors of the Company’s 2024 Form 10-K.
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
Capital Resources
The Company’s equity capital averaged $3.5 billion for the nine months ended September 30, 2025 compared to $3.2 billion for the same period in 2024. The Company has not paid any cash dividends on common stock since operations commenced and has no plans to do so in the foreseeable future.
On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program expires on January 31, 2026, but may be suspended or discontinued at any time. Remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program. During the nine months ended September 30, 2025, the Company repurchased 801,053 shares of its common stock for an aggregate purchase price, including excise tax expense, of $59.2 million, at a weighted average price of $73.44 per share.

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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of September 30, 2025, the quantitative estimate of the allowance for credit loss would increase by approximately $134.7 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of September 30, 2025, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of September 30, 2025 is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2025 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$2,852,387	$—	$—	$—	$2,852,387
Investment securities(1)	68,838	197	103,916	4,428,703	4,601,654
Variable loans	22,690,735	176,134	132,504	225,652	23,225,025
Fixed loans	15,588	136,623	224,090	692,349	1,068,650
Total loans(2)	22,706,323	312,757	356,594	918,001	24,293,675
Total interest sensitive assets	$25,627,548	$312,954	$460,510	$5,346,704	$31,747,716
Liabilities
Interest bearing customer deposits	$17,541,388	$—	$—	$—	$17,541,388
CDs	750,714	1,471,246	48,937	3,515	2,274,412
Total interest bearing deposits	18,292,102	1,471,246	48,937	3,515	19,815,800
Short-term borrowings	275,000	—	—	—	275,000
Long-term debt	113,406	507,010	—	—	620,416
Total borrowings	388,406	507,010	—	—	895,416
Total interest sensitive liabilities	$18,680,508	$1,978,256	$48,937	$3,515	$20,711,216
GAP	$6,947,040	$(1,665,302)	$411,573	$5,343,189	$—
Cumulative GAP	$6,947,040	$5,281,738	$5,693,311	$11,036,500	$11,036,500
Non-interest bearing deposits					7,689,598
Stockholders’ equity					3,637,098
Total					$11,326,696
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
For modeling purposes, the “shock test” scenarios as of September 30, 2025 and September 30, 2024 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	September 30, 2025	September 30, 2024
+ 200 basis points	7.7%	6.1%
+ 100 basis points	4.0%	3.1%
- 100 basis points	(6.4)%	(6.5)%
- 200 basis points	(12.5)%	(13.5)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the Company’s 2024 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the nine months ended September 30, 2025 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
Total first quarter 2025	396,106	$78.25	396,106	$169,003,778
Total second quarter 2025	317,860	$65.50	317,860	$148,183,554
July 2025	—	$—	—	$148,183,554
August 2025	87,087	80.49	87,087	141,174,282
September 2025	—	—	—	141,174,282
Total third quarter 2025	87,087	$80.49	87,087	$141,174,282
Total 2025	801,053	$73.44	801,053	$141,174,282
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
Date: October 23, 2025

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)