Form 10-K
period 2025-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2026-02-10
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒        No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $3,569,474,000.
There were 44,176,837 shares of the registrant’s common stock outstanding on February 9, 2026.
Document Incorporated by Reference
Parts of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding, among other things, the Company’s financial condition, results of operations, business plan and future performance. These forward-looking statements are based on beliefs, assumptions and expectations of future performance taking into account all information available to us at the time such statements are made. Forward-looking statements may often be identified by the use of words such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations and future plans.
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to: economic or business conditions in Texas, the United States or globally that impact the Company or its customers; negative credit quality developments arising from the foregoing or other factors, including recent trade policies and their impact on the Company’s customers; increased or expanded competition from banks and other financial service providers in the Company’s markets; the Company’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; the Company’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity or other limitations; the Company’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business and new products and services and potential strategic acquisitions; the extensive regulations to which the Company is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; the Company’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents or other failures, disruptions or security breaches; the Company’s ability to use technology to provide products and services to its customers; risks related to the development and use of artificial intelligence; changes in interest rates, including the impact of interest rates on the Company’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of the Company’s assets and liabilities; the effectiveness of the Company’s risk management processes strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting the Company’s loans; the failure to identify, attract and retain key personnel and other employees; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or the Company, in particular; claims, litigation or regulatory investigations and actions that the Company may become subject to; and severe weather, natural disasters, climate change, acts of war, terrorism, global or other geopolitical conflicts, or other external events, as well as related legislative and regulatory initiatives.
These statements are not guarantees of future performance and are subject to future events, risks and uncertainties - many of which are beyond the Company’s control, dependent on the actions of third parties, or are currently unknown to the Company - as well as potentially inaccurate assumptions that could cause actual results to differ materially from the Company’s historical experience and the Company’s expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors, and elsewhere in this report and also as described from time to time in reports subsequently filed with the U.S. Securities and Exchange Commission (“SEC”). You should read such information in conjunction with the Company’s consolidated financial statements and related notes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect the Company’s businesses. There also may be other factors that the Company cannot anticipate or that are not described herein, generally because the Company does not currently perceive them to be material. Such factors could cause results to differ materially from the Company’s expectations. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing the Company’s expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, the Company undertakes no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. You are advised, however, to review any further disclosures the Company make on related subjects in filings with the SEC and in other public statements.

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
The Company’s business activities are conducted primarily through its wholly-owned bank subsidiary Texas Capital Bank (the “Bank”) and its wholly-owned non-bank subsidiary, TCBI Securities Inc., doing business as Texas Capital Securities. The Bank is a Texas state-chartered bank. Texas Capital Securities is a registered broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”) and Municipal Securities Rulemaking Board (“MSRB”).
The Company was incorporated as a Delaware corporation in 1996 and commenced banking operations in 1998.
Effective September 19, 2025, the Bank became a member of the Federal Reserve System. As a result, the Board of Governors of the Federal Reserve System assumed the role as the Bank’s primary federal regulator, succeeding the Federal Deposit Insurance Corporation. The Texas Department of Banking continues to serve as the Bank’s primary state regulator.
Business Strategy and Markets
The Company was founded with an entrepreneurial culture and a mission to build a commercial banking presence across Texas. Drawing on the banking experience and business and community ties of management, the Company’s strategy has evolved to become the leading Texas-based full-service financial services firm that can seamlessly serve the best clients in its markets through the entirety of their life cycles. A core tenet of this strategy is the maintenance of financial resiliency through market and rate cycles enabling the Company to serve its clients, access markets, and support its communities through changing market conditions. The Company is well positioned with a wide range of relevant products and services and seeks to maintain best-in-class levels of liquidity, credit reserves and capital.
Competition
The Company’s business is concentrated in Texas which is a highly competitive market for banking and other financial services. TCBI primarily competes with global, national, regional, and local bank holding companies and commercial banks. The largest banking organizations operating in Texas are headquartered outside of the state and are controlled by out-of-state organizations. TCBI also competes with other providers of financial services, such as non-bank financial institutions, commercial finance and leasing companies, consumer finance companies, financial technology companies, securities firms, insurance companies, full-service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. As a tenet of TCBI’s strategic plan, the Company believes that commercial businesses, entrepreneurs and professionals are interested in banking with a company both headquartered and with decision-making authority based in Texas.
The Company’s banking centers in its target markets are served by experienced bankers with expertise in the specific industries found in their market areas and established community ties. The Company believes it is positioned to offer clients more responsive, comprehensive and personalized service and advice than its competitors. By providing effective service to these customers, the Company strives to establish and maintain “first call” relationships, and provide services and solutions responsive to the banking needs of its customers, thereby strengthening its market presence and financial returns.
While the Texas market continues to be central to its growth and success, the Company has built several lines of business that offer specialized solutions, products and services to businesses and individuals regionally and nationwide, including mortgage finance, homebuilder finance, corporate and investment banking and Bask Bank. Bask Bank is an online division of the Bank that offers depositors American Airlines AAdvantage® miles in lieu of cash interest as well as traditional interest bearing deposit products, such as checking accounts, savings accounts and certificates of deposit. The Company believes these business lines offer profitable opportunities outside of Texas.
Products and Services
The Company offers a variety of loan, deposit account and other financial products and services to its customers.
Business Customers. The Company offers an extensive range of products and services oriented to the needs of its business customers, including commercial loans; real estate term and construction loans; mortgage warehouse lending and mortgage finance services; treasury management services and solutions, including online banking, foreign exchange and debit and credit card services; investment banking and advisory services; and letters of credit.
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
Lending Activities
The Bank targets its lending to commercial businesses, entrepreneurs and professionals who meet certain desired client characteristics and credit standards. The credit standards are set by a Credit Policy Committee under the leadership of the Chief Credit Officer, who is charged with ensuring that all loans in the portfolio meet the Bank’s credit standards. The Credit Policy Committee is comprised of senior Bank officers, including the Chief Risk Officer, the Chief Credit Officer and other Bank officers as deemed appropriate, and is subject to oversight by the Risk Committee of the Company's board of directors. The Company believes it maintains an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Of note, the Company’s mortgage finance business encounters seasonal demands for credit, surges and declines in consumer demand driven by changes in interest rates and month-end upticks of residential mortgage closings.
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
Treasury Solutions and Deposit Products
The Bank offers treasury solutions and deposit products to meet its customers’ evolving needs. For commercial business customers, the Bank offers a full suite of deposit solutions including checking, money market savings, and sweep accounts with competitive industry rates. Treasury products offered include payment and receivables solutions ranging from instant payments, wire, ACH, commercial card, merchant, and lockbox solutions underpinned by a digital platform that supports a broad range of payment capabilities, information reporting and liquidity management solutions.
Personal banking deposit products offered by the Bank include checking accounts, savings accounts, money market accounts and certificates of deposit. Personal banking deposit customers have online and mobile access to fully manage their accounts leveraging features that include funds transfers, peer-to-peer payments, bill pay, wire transfer requests, remote check deposit and more.
Private Banking
The Bank offers a comprehensive suite of private banking services, including investment management, lending solutions, depository products, financial planning, insurance services and trust and estate planning services. Private Banking Advisors work with clients to define financial objectives, develop long-term strategies and coordinate services. Investment Advisors work alongside clients to develop an individually tailored investment program that aligns with each client’s unique financial goals, aspirations and risk tolerance. These services are supported by ongoing financial planning services, enabling clients to monitor progress towards achieving long-term financial objectives.
Investment Banking
The Company offers a full suite of investment banking products and services to clients. Investment banking professionals provide financial advisory, securities underwriting, sales and trading, research and other services by leveraging their knowledge of industry dynamics, transaction structures and market conditions complemented by a network of investors, buyers, lenders and other capital sources, to assist clients in completing a variety of transactions. Additionally, the Company offers services to manage interest rate and foreign exchange risks, and enable market access by offering sales, trading and other institutional services.
Human Capital
The Company desires to attract, develop, engage and retain the best talent in its markets, based on qualifications, skills and experience, and to plan for succession of key talent and executives to achieve its strategic objectives. The Company regularly evaluates the resources available to employees to address professional, financial and health-related matters, by seeking employee input through surveys. The Compensation and Human Capital Committee of the Company’s board of directors provides oversight of human capital management, including talent management, executive succession planning, and company culture and engagement.
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
The Company has training and development programs, which include job profiles for roles across the Company with skills, knowledge, and abilities to empower employees to focus on targeted skill development and career ownership. Further, the Company uses leadership models that identify the critical skills and behaviors necessary to be successful at the Company, and success profiles that describe the critical knowledge, skills and abilities needed for each role.
To help employees be successful in their roles, the Company utilizes a human capital management system, which among other things, facilitates streamlined Human Resources (“HR”) processes, creating a more favorable employee experience and engagement in HR-related activities.
At December 31, 2025, the Company had 1,785 employees, nearly all of whom are full time. Due to the Company’s significant Texas-based operations, the majority of its employees are based in Texas.
None of the Company’s employees are represented by a collective bargaining agreement, and management considers relations with employees to be good, with good engagement.
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
TCBI’s activities are governed by the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to primary regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the BHCA. The Company files quarterly reports and other information with the Federal Reserve. As a public company, the Company also files reports with the SEC and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the Company’s securities, financial reporting and certain governance matters. Because TCBI’s securities are listed on the Nasdaq Global Select Market (“Nasdaq”), the Company is subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
The Bank is organized as a Texas state-chartered member bank, and is subject to primary regulation, supervision and examination by the Texas Department of Banking and the Federal Reserve. The Bank’s activities are also subject to regulation by the FDIC, which provides insurance for certain of the Bank’s deposits as permitted by law, the Consumer Financial Protection Bureau (the “CFPB”) and by certain other federal and state agencies.
Texas Capital Securities is subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA, MSRB and state securities regulators. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA considers a variety of factors in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

Bank Holding Company Regulation.    The BHCA limits the Company’s business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999, as amended (the “GLB”), allows bank holding companies meeting certain management, capital and Community Reinvestment Act standards to elect to be treated as a financial holding company that may offer customers a more comprehensive array of financial products and services. The Company qualifies for and has elected to register with the Federal Reserve as a financial holding company. This authorizes it to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of the Bank or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting, providing investment and financial advice, leasing personal property and making merchant banking investments.
As a financial holding company, the Company is permitted to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the Federal Reserve. In order for the Company to undertake certain new activities permitted by the BHCA and the GLB, the Company must be considered “well capitalized” (as defined below) and well managed, the Bank must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act, and must notify the Federal Reserve within 30 days of engaging in the new activity.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), TCBI is expected to act as a source of financial strength to the Bank and to commit resources to its support. Such support may be required even at times when a holding company may not be in a financial position, or otherwise inclined, to provide such resources or when doing so is not in the interest of the bank holding company or its shareholders or creditors. Additionally, regulators may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. TCBI could in certain circumstances be required to guarantee the capital restoration plan of the Bank if it became undercapitalized. Capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
Regulation of the Bank by the Texas Department of Banking and the Federal Reserve. Pursuant to applicable Texas and federal law, Texas state-chartered banks are permitted to engage in any activity permissible for national banks, including non-

banking activities that are permissible for national banks. In addition, Texas state-chartered banks may engage in financial activities or activities incidental or complementary to a financial activity with prior approval.
The Bank is subject to continuous regulation, supervision and examination by the Texas Department of Banking and the Federal Reserve. The regulators monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, liquidity, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe and sound lending and deposit gathering practices. Among other things, the Bank is required by its regulators to maintain specified capital ratios, file quarterly reports of its financial condition and results of operations and to obtain an annual audit of its financial statements.
Regulation of the Bank by the CFPB. The CFPB has regulation, supervision and examination authority over the Bank with respect to substantially all federal statutes and regulations protecting the interests of consumers of financial services, including but not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Truth in Savings Act, the Right to Financial Privacy Act and the Electronic Funds Transfer Act and their respective related regulations. Penalties for violating these laws and regulations could subject the Bank to lawsuits and administrative penalties, including civil monetary penalties, payments to affected consumers and orders to halt or materially change the Bank’s consumer banking activities. Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The CFPB may also refer civil and criminal findings to the Department of Justice for prosecution. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Capital Adequacy Requirements.    The Company and the Bank are required under federal law implementing the Basel III Capital Rules to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from nontraditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
The Company and the Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of non-cumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized, the Bank must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as are applicable to the Bank, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
The Company and the Bank have met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since it commenced filing of the applicable reports with its federal banking regulators, and as of December 31, 2025 the Bank's CET1 risk-based capital ratio, Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio were in excess of the amounts required for the Bank to be classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.
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
In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under this rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution’s eligible retained income, when considered in conjunction with capital ratios and the capital conservation buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2025, the Company was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2026.
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
Liquidity Requirements.    U.S. capital rules implementing the standards under the Basel III Capital Rules also include two quantitative liquidity tests for certain large banking organizations. One of the liquidity tests, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario.
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
Privacy and Data Security.    The financial privacy provisions of the GLB (and state law equivalents) generally prohibit financial institutions, including the Bank, from disclosing non-public personal financial information about customers to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure and have not elected to do so. The Bank is required to comply with state laws regarding consumer privacy if they are more protective than the GLB.
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

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity for a discussion of the Company’s cybersecurity risk management, strategy and governance.
Privacy and data security areas, including cybersecurity, are expected to receive increased attention at the federal and state level and an increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other jurisdictions in which customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which the Company’s customers are located and ongoing investments in its information systems and compliance capabilities.
Community Reinvestment Act.    The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned one of four ratings. As with other regulatory matters, for purposes of the CRA the Bank is subject to examination by the Federal Reserve. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank's strategic focus on serving commercial customers in regional and national markets from a limited number of branches makes it more challenging for it to satisfy CRA requirements as compared to banks of comparable size that focus on providing retail banking services in markets where they maintain a network of full-service branches.
On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would have substantially altered the methodology for assessing compliance with the CRA, and likely would have made it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam. Following its finalization on March 29, 2024, the 2023 modernization rule became subject to an ongoing injunction. On July 16, 2025, the OCC, Federal Reserve and the FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.
The USA PATRIOT Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) and Title III of the USA PATRIOT Act, known as the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970 (“BSA”), and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and other suspicious activity and to verify the identity of their customers and apply additional scrutiny to customers considered to present greater than normal risk. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution, and can include criminal pleas. Because of the significance of regulatory emphasis on these requirements, the Company has expended, and expects to continue to expend, significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing BSA compliance on an ongoing basis.
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

In addition to the possible legal, reputational and financial consequences associated with an institution’s failure to comply with these laws, regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring or other expansionary activity.
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
The Federal Deposit Insurance Act (“FDIA”) requires federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions that relate to, among other things: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; and (vi) compensation and benefits. Federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these requirements, which regulators use to identify and address problems at insured depository institutions before capital becomes impaired. If a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the bank may be required to submit an acceptable plan to achieve compliance and agree to specific deadlines for the submission to and review by the regulator of reports confirming progress in implementing the safety and soundness compliance plan. Failure to implement such a plan may result in an enforcement action against the bank.
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
Transactions with Affiliates and Insiders.    The Bank is subject to Section 23A of the Federal Reserve Act, as amended (the “FRA”), which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by the Bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances made by the Bank to third party borrowers that are collateralized by securities or obligations of the Bank’s affiliates. The Bank is also subject to Section 23B of the FRA, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates. Generally, covered transactions with any affiliate are limited to 10% of the Bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the Bank’s capital stock and surplus.
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
Restrictions on Payment of Dividends by the Bank.    TCBI is a legal entity separate and distinct from its subsidiaries and depends in part upon dividends received from its direct and indirect subsidiaries, including the Bank, to fund its activities. The sole source of funding of TCBI’s financial obligations has consisted of proceeds of capital markets transactions and cash payments from the Bank. The Bank is subject to federal banking law requirements concerning the payment of dividends, including, under the FDICIA, the Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to the Company. No assurances can be given that the Bank will, in any circumstances, pay dividends to the Company.

Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to ensure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, as required by the Dodd-Frank Act, the Federal Reserve, the FDIC and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented. In 2024, the FDIC, OCC, Federal Housing Finance Agency (“FHFA”) and National Credit Union Administration issued a proposed rule designed to implement Section 956 of the Dodd-Frank Act; however, this proposed rule was rescinded by the applicable agencies on March 3, 2025.
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
The FDIC assigns assessment rates based on a scorecard considering CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure, all subject to certain adjustments. As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the FDIA, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began the first quarterly assessment period of 2023.
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment was equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, which began with the first quarterly assessment period of 2024. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio was not restored as projected. Notwithstanding the FDIC’s ability to increase the special assessment, on December 16, 2025, the FDIC approved an interim final rule to amend the collection of the special assessment to recover the loss to the DIF arising from the 2023 bank failures. Through the first six quarterly collections of the special assessment, the FDIC collected $12.7 billion and anticipates collecting another $2.1 billion for the seventh quarter of the initial collection period. The interim final rule reduces the special assessment rate for the eighth collection quarter from 3.36 basis points to 2.97 basis points and is designed to allow for a full recovery to the FDIC and DIF while minimizing any amounts collected in excess of the estimated losses.
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
Debit Card Interchange Fees. Dodd-Frank includes a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions. Pursuant to the rules implemented by the Federal Reserve, interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These rules impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks. On October 25, 2023, the Federal Reserve proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The Company continues to monitor the development of these proposed rule revisions.

Broker-Dealer and Investment Advisor Regulation. TCBI’s broker-dealer and investment adviser subsidiary, Texas Capital Securities, is subject to regulation by the SEC and FINRA, who is the primary self-regulatory organization for Texas Capital Securities. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA for which FINRA considers a variety of factors in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.
Future Legislation and Regulation. Laws, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to the Company and its subsidiaries may affect the business, financial condition and results of operations in adverse and unpredictable ways and increase reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.
Available Information
Under the Exchange Act, the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
The primary address for the Company’s website is www.texascapital.com. The Company makes available, free of charge, on the Investor Relations section of its website, reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The information posted on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.
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
•The Company may pursue bank and non-bank acquisition opportunities as they arise. However, even if the Company identifies attractive acquisition opportunities, it may not be able to consummate such acquisitions on favorable terms, if at all, or realize the anticipated benefits from such acquisitions.
•If the Company does not respond to intense competition and rapid changes in the financial services industry or otherwise adapt to changing customer preferences, its financial performance may suffer.
•Industry adoption of real-time payments networks could negatively impact financial performance through reductions in product profitability, increased liquidity reserves and the potential for increased fraud losses, among other risks.
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
•The Company must maintain an appropriate allowance for credit losses.
•The Company must effectively manage its counterparty risk.
Liquidity Risks
•The Company must effectively manage its liquidity risk.
•The Company’s growth plans are dependent on the availability of capital and funding.
•The Company is dependent on funds obtained from borrowing or capital transactions or from the Bank and its other subsidiaries to fund its obligations.
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
•The Company and its vendors and customers must effectively manage information systems and cyber risk and threats which may result in disruptions, failures or breaches in security, including a cyber-attack, which could cause significant harm to the Company and its clients and customers.
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
•The Company could face serious negative consequences if its third-party service providers, business partners, customers or investments fail to comply with applicable laws, rules or regulations.
•Deposit insurance premiums levied against the Bank could increase.
Other Risks Affecting the Business
•The business faces unpredictable economic and business conditions.
•The soundness of other financial institutions could adversely affect the business.
•Negative developments affecting the banking industry, “contagion effects,” and resulting media coverage, have eroded customer confidence in the banking system.
•The Company is subject to environmental liability risk associated with lending activities.
•Severe weather, earthquakes, other natural disasters, climate change, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business.
•Negative public opinion could damage the Company’s reputation and adversely affect its earnings.
Risk Factors Associated with the Business
Strategic Risks
The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers. Competition among providers of financial services in regional and national markets, and especially in Texas, is intense. The Company competes with other financial and bank holding companies, state, regional and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders, financial technology companies and other financial services providers. Many of these competitors have greater financial resources, lending limits and technological resources and larger branch networks than the Company does and are able to offer a broader range of products and services than the Company can. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. The Company is increasingly faced with competition in many of its products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in any of the lines of business could cause the Company to lose market share, slow or reverse growth rate or suffer adverse effects on financial condition, results of operations or profitability.
The Company must effectively execute its business strategy in order to continue asset and earnings growth. The Company’s core strategy is to become the leading full-service financial services firm in Texas by offering a differentiated banking experience to companies in high-value business segments. Its prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies. In order to execute the Company’s business strategy successfully, the Company must, among other things:
•continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;
•develop new products and services and execute the full range of products and services more efficiently and effectively;
•attract and retain qualified front-line personnel in each of the targeted market segments to build and maintain and a strong customer base;
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
The Company must be effective in developing and executing new lines of business and new products and services while managing associated risks, including the ability to use technology to provide products and services that will satisfy customer demands. The Company’s business strategy involves developing and growing new lines of business and offering new products and services, including through the introduction of new technologies, within existing lines of business to grow its client base, retain existing clients and realize strategic priorities for revenue growth. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that the Company invest significant time and resources before new sources of revenues, funding and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible, or their realization may be delayed. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of the Company’s system of internal controls and risk management strategies. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond the Company’s control. Regulators could determine that the Company’s, the Bank’s or Texas Capital Securities’ risk management practices are not adequate or the Company’s, the Bank’s or Texas Capital Securities’ capital levels are not sufficiently in excess of well capitalized or adequately capitalized levels and take action to restrain growth. Failure to successfully manage these risks, generally and to the satisfaction of regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on the business, results of operations and financial condition. Additionally, many of the Company’s larger competitors invest substantially greater resources in technological capabilities than the Company does. The Company may not be able to effectively protect, develop and manage mission critical systems and IT infrastructure to support strategic business initiatives, which could impair its ability to achieve financial, operational, compliance and strategic objectives and negatively affect the business, results of operations, financial condition or profitability.
The Company may pursue bank and non-bank acquisition opportunities as they arise. However, even if the Company identifies attractive acquisition opportunities, it may not be able to consummate such acquisitions on favorable terms, if at all, or realize the anticipated benefits from such acquisitions. While the Company continues to grow organically, it may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in the Company’s core markets and beyond. In the event that attractive acquisition opportunities arise, the Company would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may offer more attractive valuations. This competition could either prevent the Company from being able to consummate attractive acquisition opportunities or increase the cost of potential acquisitions, which could reduce the Company’s potential returns and reduce the attractiveness of these opportunities. Furthermore, even if the Company is able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to the Company or it may fail to realize the anticipated benefits from such acquisitions.
Acquisitions involve numerous risks and uncertainties, including inaccurate financial and operational assumptions. While the Company seeks to mitigate risks and liabilities in transactions through due diligence, there may be risks and liabilities that its due diligence efforts fail to discover, that are not accurately or completely disclosed to the Company or that are inadequately assessed. In addition, the Company may not be able to fully integrate the operations of any future acquired businesses within its own operations in an efficient and cost-effective manner or without significant disruption to the Company or the acquired companies’ existing operations. Moreover, acquisitions involve other significant risks and uncertainties, including difficulties integrating acquired personnel and corporate cultures into the Company’s business, the potential loss of key employees, changes in relationships with customers and other counterparties, difficulties in integrating information technology and accounting systems, the diversion of management attention and resources from existing operations and the possibility of litigation or other disputes.
The Company must satisfy a number of meaningful federal and state regulatory approvals before completing an acquisition of another bank, and if the Company were unable, or there was a perception that the Company would be unable, to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability or regulatory compliance issues, it would prevent the Company’s ability to complete the acquisition and to consummate acquisitions in the future. Furthermore, an inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction, or lack of shareholder approval, could also prevent the Company from completing an announced acquisition. Any acquisition could also be dilutive to the Company’s earnings and shareholders’ equity per share of the Company’s common stock.
If the Company does not respond to intense competition and rapid changes in the financial services industry or otherwise adapt to changing customer preferences, its financial performance may suffer. The Company’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, the Company’s competitors also include securities dealers, brokers, investment advisors and specialty finance, telecommunications, technology and insurance companies as well as large retailers who seek to offer one-stop financial services in addition to other products and services desired by consumers that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. Many of these other firms may be significantly larger than the Company and may have access to customers and financial resources that are beyond the Company’s capability. The Company competes with these firms with respect to capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation, talent and price. Further, as a result of the GENIUS Act, passed in 2025 to provide a regulatory framework for stablecoins in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.
Industry adoption of real-time payments networks could negatively impact financial performance through reductions in product profitability, increased liquidity reserves and the potential for increased fraud losses, among other risks. With the launch of real-time payments networks, such as RTP® from The Clearing House and FedNow® from the Federal Reserve, instantaneous cash settlement capabilities are available 24 hours a day and 7 days a week. The implications of the new settlement capabilities are far reaching and have not yet significantly affected the banking industry. As market adoption increases, the Company may be required to hold more liquidity reserves in cash to facilitate cash settlement activity outside of traditional business hours. Additionally, instantaneous settlement will likely reduce float benefits associated with providing deposit and banking services, as well as pose incremental fraud risk due to a reduced ability to reverse fraudulent transactions due to the speed of money movement.
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

Although the Company attempts to manage its credit risk by carefully monitoring the concentration of its loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of lending, the Company cannot assure that its approval and monitoring procedures will reduce these lending risks. The Company’s significant number of large credit relationships (above $20 million) could exacerbate credit problems precipitated by a regional or national economic downturn. Competitive pressures could erode underwriting standards, leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If the Company’s credit portfolio management routines, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, the Company may incur increased losses that could adversely affect its financial results and lead to increased regulatory scrutiny, restrictions on its lending activity or financial penalties. Furthermore, the Company relies heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and the Company does not detect such misrepresentations, the credit risk associated with the transaction may be increased.
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
The Company’s business is concentrated in Texas and exposure to the Texas economy, including the energy industry, could adversely affect its performance. Although more than 50% of the Company’s loan exposure is outside of Texas and more than 50% of its deposits are sourced outside of Texas, the Texas concentration remains significant compared to peer banks. A majority of the loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, the Company’s financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. Furthermore, while the Texas economy is increasingly more diversified, the energy sector and related industries continue to play an important role in the overall Texas economy and represent a significant part of the economies in some of the primary markets in which the Company operates. The Company’s portfolio of energy loans consists primarily of producing reserve-based loans to exploration and production companies, with a smaller portion of loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses are significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. There is no assurance that the Company will not be materially adversely impacted by the direct and indirect effects of current and future economic conditions in the energy sector and in Texas, generally.
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
The Company must effectively manage its counterparty risk. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other financial market participants. Many of these transactions expose the Company to credit risk in the event a counterparty is unable to satisfy a margin demand or following a default by a counterparty or client. In addition, the Company’s credit risk may be increased when the collateral securing its loans cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of its credit or derivative exposure. Any such losses could have a material adverse effect on the business, financial condition, results of operations or profitability.
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
An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on the Company’s liquidity. Furthermore, such funding sources, even if available could become more expensive, which could negatively impact the Company’s profitability and net interest margin. The Company actively manages its available sources of funds to meet expected or anticipated needs under normal and financially stressed conditions, but there is no assurance that the Company will be able to make new loans, meet ongoing funding commitments to borrowers, or replace maturing deposits and advances as necessary under all possible circumstances. The Company’s ability to obtain funding, including on attractive terms, could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in the markets or negative perceptions of the Company, including credit ratings.
The Company sources a significant volume of its non-interest bearing deposits from its commercial clients, creating concentrations of deposits that may carry a greater risk of unexpected material withdrawals. These customers are more likely to actively monitor the Company’s financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting the Company or its businesses or based on market rumors regarding the Company or other regional banks. In response to this and other risks, the Company continuously assesses its liquidity and monitors changes in liquidity and capital, but there is no assurance that the Company will maintain or have access to sufficient funding and capital to fully mitigate its liquidity risk.
One potential source of liquidity for the Company is brokered deposits arranged by brokers acting as intermediaries, typically larger money-center financial institutions. The Company receives these deposits from certain of its customers in connection with its delivery of other financial services to them or their customers. The deposits are subject to regulatory classification as brokered deposits, which are generally considered to be more sensitive to interest rates, with a higher risk of withdrawal than other deposits if the rates offered are not competitive with rates offered by the Bank’s competitors. Furthermore, banks with higher levels of brokered deposits may be viewed as having higher liquidity risks, which may lead to further deposit outflow.
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
The Company is dependent on funds obtained from borrowing or capital transactions or from the Bank and its other subsidiaries to fund its obligations. The Company is a financial holding company engaged in the business of managing, controlling and operating its subsidiaries. The Company conducts no material business or other activity at the parent company level other than activities incidental to holding equity and debt investments in its subsidiaries. As a result, the Company relies on the proceeds of capital transactions, borrowings under its revolving line of credit, payments of interest and principal on loans made to its subsidiaries and dividends from the Bank and its other subsidiaries to pay its operating expenses, to satisfy its obligations to debt holders and to pay dividends on its preferred stock. The profitability of the Bank, the Company’s largest operating subsidiary, is subject to fluctuation based upon, among other things, the cost and availability of funds, changes in interest rates and economic conditions in general. The Bank’s ability to pay dividends to the Company is subject to regulatory limitations that can, under certain adverse circumstances, prohibit the payment of dividends to it. The Company’s right to participate in any distribution from the liquidation or sale of the Bank’s or its other subsidiaries’ assets is subject to the prior claims of the creditors of the Bank and the Company’s other subsidiaries.
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
Interest rate risk can also result from mismatches between the dollar amounts of repricing or maturing assets and liabilities and from mismatches in the timing and rates at which the assets and liabilities reprice. An increase in interest rates on loans is generally associated with a lower volume of loan originations, which may reduce our earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest margin is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates and maintain an acceptable level and mix of funding. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that the Company will be able to avoid material adverse effects on net interest margin in all market conditions.
Rising interest rates in prior periods have increased interest expense, with a commensurate positive effect on net interest income; however, interest rates began to decrease in 2024 with three cuts to the Federal Funds rate by the Federal Reserve in 2024 followed by three cuts in 2025. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates.
Changes in interest rates affect the value of the Company’s securities portfolio, and the Company may realize losses if it were to sell such securities at a time when interest rates are higher than the yield on the Company’s securities portfolio. As a result of inflationary pressures and the resulting rapid increases in interest rates in prior periods, the trading value of previously issued government and other fixed income securities declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in U.S. banks’ securities portfolios. If the Company were to sell securities with embedded unrealized losses, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
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
The Company uses VaR as a primary risk measure to aggregate, monitor and limit risks at the portfolio level across all trading activities. VaR is calculated based on one-year historical moves in key market risk factors relevant to the financial asset and any associated portfolio and estimates potential loss on subject positions at 95th percentile confidence interval.
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
The Company and its vendors and customers must effectively manage information systems and cyber risk and threats which may result in disruptions, failures or breaches in security, including a cyber-attack, which could cause significant harm to the Company and its clients and customers. The Company, its vendors and customers all rely heavily on communications and information systems to conduct their respective businesses, store sensitive data and work effectively together. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which in turn create further dependencies on critical third-party service providers and vendors.
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
The Company collects and stores sensitive data, including personally identifiable information of its customers and employees and in the ordinary course of business must allow certain vendors access to that data. Breaches of the systems or vendors' or customers’ systems, thefts of data and other breaches and criminal activity result in significant costs to respond or remediate losses if the Company or its vendors are at fault, damage to the Company’s customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions have occurred and will occur in the future, and because the techniques used in such attempts are rapidly and constantly evolving and may not be recognized until launched, can originate from a wide variety of sources, including the Company’s own employees, cyber-criminals, “hacktivists” (i.e., individuals or groups that use technology to promote a political agenda or social change), groups linked to terrorist organizations or hostile countries, or third parties whose objective is to disrupt the operations of financial institutions more generally, and in some cases are designed not to be detected and, in fact, may not be detected for a period of time or at all. The Company does not have control over the cybersecurity of the systems of the large number of clients, customers, counterparties and third-party service providers with which it does business, and it is possible that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems. Accordingly, the Company may be unable to anticipate or be prepared for these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for the Company to entirely mitigate this risk.
Breaches are generally perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. The Company’s customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to the Company’s information systems, the information systems of merchants or third-party service providers and/or customers' computers. Although the Company, with the help of third-party service providers, will continue to implement information security technology solutions and establish operational procedures to address such attacks and breaches, and protect sensitive data, there can be no assurance that these measures will be effective. The Company advises, or alerts and provides some guidance to customers and evaluates and imposes security requirements on vendors regarding protection of their respective information systems, but there is no assurance that these actions have had or will have the intended positive effects or will be effective to prevent losses or attacks. Successful cyber-attacks on the Company, vendors or customers may affect the

Company’s reputation, and failure to meet customer expectations could have a material impact on the Company’s ability to attract and retain deposits as a primary source of funding.
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
The risk of a security breach due to a cyber-attack could increase in the future due to factors such as: the Company’s ongoing expansion of its mobile and digital banking and other internet-based product offerings and its internal use of internet-based products and applications and the increased use of remote access to facilitate remote arrangements for employees, vendors and other third parties. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by the Company’s employees. A successful penetration or circumvention of the security of the Company’s systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including: significant disruption of the Company’s operations and those of its clients, customers and counterparties, including losing access to operational systems, misappropriation of confidential information of the Company or that of its clients, customers, counterparties, employees or regulators, disruption of or damage to the Company’s systems and those of its clients, customers and counterparties, the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated or destroyed, or the inability to prevent systems from processing fraudulent transactions, allegations or violations by the Company of applicable privacy and other laws, financial loss to the Company or to its clients, customers, counterparties or employees, loss of confidence in the Company’s cybersecurity and business resiliency measures, dissatisfaction among the Company’s clients, customers or counterparties, significant exposure to litigation and regulatory fines, penalties or other sanctions, and harm to the Company’s reputation.
The extent of a particular cyber-attack and the steps that the Company may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation or determination, judicial or otherwise, can be completed. While such an investigation is ongoing, the Company may not necessarily know the full extent of the harm caused by the cyber-attack, and that damage may continue to spread. These factors may inhibit the Company’s ability to provide rapid, full and reliable information about the cyber-attack to its clients, customers, counterparties and regulators, and the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber-attack. The occurrence of any of the foregoing could have a material adverse effect on the business, financial condition, results of operations or profitability.
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
The Company’s accounting estimates and risk management processes rely on management judgment, which may prove inadequate, wrong or be adversely impacted by inaccurate or mistakes in assumptions or models. The processes the Company’s uses to estimate expected credit losses for purposes of establishing the allowance for credit losses and to measure the fair value of financial instruments, certain liquidity and capital planning tools, including the processes the Company uses to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, all depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Additionally, the current accounting standard related to the measurement of current expected credit losses (“CECL”) requires the application of greater management judgment that is supported by models and more data elements, including macroeconomic forecasts, than the previous allowance standard. The Company’s adoption of the CECL model has increased the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact the financial condition, results of operations or profitability of the Company.
The risk management strategies and processes may not be effective and the Company’s controls and procedures, including disclosure controls and procedures and internal control over financial reporting, may fail or be circumvented. The Company continues to invest in the development of risk management techniques, strategies, assessment methods and related controls and monitoring approaches on an ongoing basis. However, these risk management strategies and processes may not be fully effective in mitigating the risk exposure in all economic market environments or against all types of risk. Any failures in risk management strategies and processes to accurately identify, quantify and monitor risk exposure could limit the ability to effectively manage risks. Management regularly reviews and updates internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. In particular, any failure to maintain or develop effective internal control over financial reporting and disclosure controls and procedures and/or any difficulties encountered in their implementation or improvement could cause the Company to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, including if the Company were to report a material weakness, which would likely have a negative effect on the trading price of the Company’s common stock. If the Company has a material weakness in its internal control over financial reporting, the Company may not detect errors on a timely basis and its financial statements may be materially misstated. If the Company is unable to maintain effective internal controls over financial reporting and disclosure controls, the Company could become subject to investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation, which could require additional management attention and which could adversely affect the Company’s business, financial condition and results of operations.
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
The business is susceptible to fraud and conduct risk. The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses, which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. In addition, the Company is subject to risk from the conduct of its employees, including the negative impact that can result from employee misconduct or failure by employees to conduct themselves in accordance with the Company’s policies. All of which could damage the Company’s reputation and result in loss of customers or other financial loss or expose the Company to increased regulatory or other risk.

Legal, Regulatory and Compliance Risks
The Company is subject to extensive government regulation and supervision and interpretations thereof. The Company, as a bank holding company and financial holding company, and the Bank, as a Texas state-chartered member bank, are subject to extensive federal and state regulation and supervision and the potential for regulatory enforcement actions, which impact the business on a daily basis. Texas Capital Securities is also subject to the jurisdiction of several regulatory bodies, including the SEC, FINRA, MSRB and state securities regulators. These regulations affect lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of customers. See the discussion above at Business - Regulation and Supervision for additional discussion of the extensive regulation and supervision the Company, the Bank and Texas Capital Securities are subject to.
The level of regulatory scrutiny that the Company, the Bank and Texas Capital Securities are subject to may fluctuate over time, based on numerous factors. In addition, Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company, the Bank and Texas Capital Securities in substantial and unpredictable ways. Material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act, Basel III Capital Rules, European Union's General Data Protection Regulations and California Consumer Privacy Act result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products the Company may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom the Company competes.
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
Failure to meet regulatory capital standards could have a material adverse effect on the business, including damaging the confidence of customers, adversely impacting the Company’s and the Bank’s reputation and competitive position and retention of key personnel. Any of these developments could limit access to:
•brokered deposits;
•Federal Reserve discount window;
•advances from the FHLB;
•capital markets transactions; and
•development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Company or the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on banking activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision by regulators. The Company cannot predict the final form, or the effects, of these regulations on the business, but among the possible effects are requirements that the Company slow the rate of growth or obtain additional capital which could reduce earnings or dilute existing stockholders.
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
The Company could face serious negative consequences if its third-party service providers, business partners, customers or investments fail to comply with applicable laws, rules or regulations. The Company is expected to oversee the legal and regulatory compliance of its business endeavors, including those performed by third-party service providers, business partners, customers, other vendors and certain companies in which the Company has invested. Legal authorities and regulators could hold the Company responsible for failures by these parties to comply with applicable laws, rules or regulations. These failures could expose the Company to significant litigation or regulatory action that could limit its activities or impose significant fines or other financial losses. Additionally, the Company could be subject to significant litigation from consumers or other parties harmed by these failures and could suffer significant losses of business and revenue, as well as reputational harm as a result of these failures.
Deposit insurance premiums levied against the Bank could increase. The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by the Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. The FDIC may further increase the assessment rates or impose additional special assessments in the future, which may require the Bank to pay significantly higher FDIC premiums.
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
•the 2026 congressional and Texas gubernatorial elections and other political conditions;
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
•trade policies, including tariffs or other customs;
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
Negative developments affecting the banking industry, “contagion effects,” and resulting media coverage, have eroded customer confidence in the banking system. Any future bank failures or similar events adversely affecting the banking industry may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.
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
Severe weather, earthquakes, other natural disasters, climate change, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business. Severe weather, earthquakes, other natural disasters, pandemics, climate change, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional expenses or disrupt the Company’s operations. In recent years, hurricanes have caused extensive flooding and destruction along the coastal areas of Texas and in other areas in the U.S., including communities where the Company conducts business. Climate change has the potential to increase the frequency and severity of these severe weather events in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on the business, financial condition, results of operations or profitability.
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
•A training program that educates employees about cybersecurity risks, how to protect themselves from cyberattacks and identify and report insider threats.
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
Governance
Board of Directors Oversight
The Company’s board of directors is charged with overseeing the establishment and execution of the Company’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility, the board of directors has delegated primary oversight responsibility (i) of the Company’s general risk management framework to the Risk Committee of the board of directors and (ii) of the Company’s information technology, cybersecurity risk and cybersecurity risk management to the Technology Committee of the board of directors, which was formed in the first quarter of 2025. At least one member of the Risk Committee also serves as a member of the Technology Committee. The Risk Committee previously has received, and the Technology Committee will receive on an ongoing basis, regular updates on the Company’s cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Information Security Officer (“CISO”) and the Chief Security Risk Officer (“CSRO”). The Risk Committee previously has provided, and the Technology Committee will provide on an ongoing basis, updates regarding cybersecurity risks and the cybersecurity program to the full board of directors. Additionally, awareness and training on cybersecurity topics is provided to the board of directors on an annual basis.
Management's Role
The Information Security department is responsible for implementing and maintaining the Company’s cybersecurity risk management program. The Information Security department consists of cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Information Security is led by the CISO, who reports directly to the Chief Information Officer and the board of directors with dotted-line reporting to the Chief Risk Officer. The Company’s CISO has over 25 years of experience in cybersecurity across the financial services industry as well as experience working in a leading managed security services provider. Prior to joining the Company, the Company’s CISO served as leader of the Global Threat Management Center for a major global financial institution. The Information Risk department is led by the CSRO, who reports directly to the Chief Risk Officer. The CSRO is responsible for ensuring the protection of electronic and physical information through the identification and management of risk activities. As a governance and oversight function, the Information Risk department measures and reports on the quality of information and cyber risk management across all functions of the firm. Information security risk is reported by both the Information Security and Information Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the board of directors. The risk committees include the Operational and Information Technology Risk Management Committee, the Executive Risk Management Committee and the Risk Committee and Technology Committee of the board of directors. These committees establish and oversee policies, programs, and other guidance to provide specific expectations for managing cybersecurity risk.
ITEM 2.     PROPERTIES
The Company’s corporate headquarters is located in Dallas, Texas. These facilities, which the Company leases, house its executive and primary administrative offices, as well as the principal banking headquarters of Texas Capital Bank and primary office of supervisory of Texas Capital Securities. The Company also leases other facilities in its primary Texas market regions of Austin, Dallas, Fort Worth, Houston and San Antonio, as well as in California and New York, some of which operate as full-service banking centers. The Company also leases an operations center in Richardson, Texas that houses its loan and deposit operations and customer call center.

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
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 9, 2026, there were approximately 115 holders of record of the Company’s common stock. The Company has not paid any cash dividends on its common stock since it commenced operations.
Stock Performance Graph
The following table and graph set forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2025, compared to an overall stock market index (Russell 2000 Index) and two of the Company’s peer group indexes (Nasdaq Bank Index and KBW Bank Index). The Russell 2000 Index (Bloomberg: RTY), Nasdaq Bank Index (Bloomberg: CBNK) and KBW Bank Index (Bloomberg: BKX) are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2020. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Texas Capital Bancshares, Inc.	$100.00	$101.26	$101.36	$108.62	$131.43	$152.17
Russell 2000 Index	100.00	113.65	89.54	103.21	113.35	126.12
Nasdaq Bank Index	100.00	139.01	113.76	107.12	124.82	129.40
KBW Bank Index	100.00	133.22	102.24	98.31	129.57	166.20

TCBI Stock Performance Graph
200
150
100
50
2020
2021
2022
2023
2024
2025
TCBI
Nasdaq Bank Index
Russell 2000 Index
KBW Bank Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company repurchased shares of its common stock in the open market during 2025 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs	Plans or Programs(1)
Total first quarter 2025	396,106	$78.25	396,106	$169,003,778
Total second quarter 2025	317,860	$65.50	317,860	$148,183,554
Total third quarter 2025	87,087	$80.49	87,087	$141,174,282
Fourth Quarter
October 2025	197,237	$82.70	197,237	$124,862,200
November 2025	998,464	85.98	998,464	39,012,818
December 2025	249,511	93.08	249,511	200,000,000
Total fourth quarter 2025	1,445,212	$86.76	1,445,212	$200,000,000
Total 2025	2,246,265	$82.01	2,246,265	$200,000,000
(1)    The approximate dollar value of shares that may yet be purchased under the plans or programs and average price paid per share do not include the effect of excise tax expense incurred on net stock repurchases.
On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The remaining repurchase authorization under the January 17, 2024 share repurchase program was terminated upon authorization of this new program.
Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program.
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
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Year Ended December 31,
(dollars in thousands except per share data)	2025	2024	2023
Net interest income	$1,028,637	$901,300	$914,123
Provision for credit losses	55,000	67,000	72,000
Non-interest income	227,142	31,046	161,419
Non-interest expense	768,069	758,285	756,947
Income before income taxes	432,710	107,061	246,595
Income tax expense	102,466	29,553	57,454
Net income	330,244	77,508	189,141
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$312,994	$60,258	$171,891
Basic earnings per common share	$6.86	$1.29	$3.58
Diluted earnings per common share	$6.79	$1.28	$3.54
Net interest margin	3.35%	3.03%	3.17%
Return on average assets (“ROA”)	1.04%	0.25%	0.64%
Return on average common equity (“ROE”)	9.59%	2.04%	6.15%
Efficiency ratio(1)	61.2%	81.3%	70.4%
Non-interest income to average earning assets	0.74%	0.11%	0.57%
Non-interest expense to average earning assets	2.50%	2.57%	2.66%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Year ended December 31, 2025 compared to year ended December 31, 2024
The Company reported net income of $330.2 million and net income available to common stockholders of $313.0 million for the year ended December 31, 2025, compared to net income of $77.5 million and net income available to common stockholders of $60.3 million for the same period in 2024. On a fully diluted basis, earnings per common share was $6.79 for the year ended December 31, 2025, compared to $1.28 for the same period in 2024. ROE was 9.59% and ROA was 1.04% for the year ended December 31, 2025, compared to 2.04% and 0.25%, respectively, for the same period in 2024. The increase in net income for the year ended December 31, 2025 compared to the same period in 2024 resulted primarily from increases in net interest income and non-interest income. The increase in non-interest income was primarily the result of a $179.6 million loss on sale of available-for-sale debt securities recognized in 2024 in connection with a strategic balance sheet repositioning undertaken by the Company.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment securities(2)	$4,575,954	$188,990	4.03%	$4,386,458	$148,219	3.17%	$4,162,931	$108,294	2.37%
Interest bearing cash and cash equivalents	3,203,594	137,815	4.30%	3,940,590	203,406	5.16%	4,353,911	220,976	5.08%
Loans held for sale(3)	95	2	2.60%	25,855	2,432	9.41%	33,166	2,856	8.61%
Loans held for investment, mortgage finance(4)	5,171,878	218,157	4.22%	4,612,994	179,233	3.89%	4,080,263	171,366	4.20%
Loans held for investment(3)(4)	17,996,607	1,229,207	6.83%	16,746,912	1,196,673	7.15%	16,076,646	1,126,843	7.01%
Less: Allowance for credit losses on loans	276,641	—	—%	263,279	—	—%	249,180	—	—
Loans held for investment, net	22,891,844	1,447,364	6.32%	21,096,627	1,375,906	6.52%	19,907,729	1,298,209	6.52%
Total earning assets	30,671,487	1,774,171	5.76%	29,449,530	1,729,963	5.82%	28,457,737	1,630,335	5.65%
Cash and other assets	1,156,587			1,163,665			1,079,607
Total assets	$31,828,074			$30,613,195			$29,537,344
Liabilities and Stockholders’ Equity
Transaction deposits	$2,275,219	$55,094	2.42%	$2,049,720	$65,215	3.18%	$1,466,583	$42,561	2.90%
Savings deposits	14,051,757	541,712	3.86%	12,143,539	572,126	4.71%	10,921,264	480,106	4.40%
Time deposits	2,263,568	100,966	4.46%	1,946,341	98,855	5.08%	1,573,294	65,108	4.14%
Total interest bearing deposits	18,590,544	697,772	3.75%	16,139,600	736,196	4.56%	13,961,141	587,775	4.21%
Short-term borrowings	328,499	14,377	4.38%	933,896	49,994	5.35%	1,323,039	70,642	5.34%
Long-term debt	637,535	30,999	4.86%	739,136	42,060	5.69%	882,904	57,383	6.50%
Total interest bearing liabilities	19,556,578	743,148	3.80%	17,812,632	828,250	4.65%	16,167,084	715,800	4.43%
Non-interest bearing deposits	8,220,254			9,013,038			9,814,517
Other liabilities	486,843			532,058			460,779
Stockholders’ equity	3,564,399			3,255,467			3,094,964
Total liabilities and stockholders’ equity	$31,828,074			$30,613,195			$29,537,344
Net interest income		$1,031,023			$901,713			$914,535
Net interest margin			3.35%			3.03%			3.17%
(1)Taxable equivalent rates used where applicable.
(2)Yields on investment securities are calculated using available-for-sale securities at amortized cost.
(3)Average balances include non-accrual loans. Loan interest income includes loan fees totaling $68.8 million, $54.6 million and $47.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Years Ended December 31,
	2025/2024			2024/2023
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Investment securities	$40,771	$6,007	$34,764	$39,925	$5,298	$34,627
Interest bearing cash and cash equivalents	(65,591)	(38,029)	(27,562)	(17,570)	(20,997)	3,427
Loans held for sale	(2,430)	(2,424)	(6)	(424)	(629)	205
Loans held for investment, mortgage finance	38,924	21,741	17,183	7,867	22,375	(14,508)
Loans held for investment	32,534	89,353	(56,819)	69,830	46,986	22,844
Total interest income	44,208	76,648	(32,440)	99,628	53,033	46,595
Interest expense
Transaction deposits	(10,121)	7,171	(17,292)	22,654	16,911	5,743
Savings deposits	(30,414)	89,877	(120,291)	92,020	53,780	38,240
Time deposits	2,111	16,115	(14,004)	33,747	15,444	18,303
Short-term borrowings	(35,617)	(32,389)	(3,228)	(20,648)	(20,780)	132
Long-term debt	(11,061)	(5,781)	(5,280)	(15,323)	(9,345)	(5,978)
Total interest expense	(85,102)	74,993	(160,095)	112,450	56,010	56,440
Net interest income	$129,310	$1,655	$127,655	$(12,822)	$(2,977)	$(9,845)
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable.

Net Interest Income
Net interest income was $1.0 billion for the year ended December 31, 2025 compared to $901.3 million for 2024. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing liabilities.
Average earning assets for the year ended December 31, 2025 increased $1.2 billion compared to the same period in 2024, which included increases of $1.8 billion in average total loans and $189.5 million in average investment securities, partially offset by a $737.0 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.7 billion for the year ended December 31, 2025 compared to the same period in 2024, primarily due to a $2.5 billion increase in average interest bearing deposits, partially offset by decreases of $605.4 million in average short-term borrowings and $101.7 million in average long-term debt. Average non-interest bearing deposits for the year ended December 31, 2025 decreased to $8.2 billion from $9.0 billion for the same period in 2024.
Net interest margin for the year ended December 31, 2025 was 3.35% compared to 3.03% for 2024. The increase was primarily due to a decrease in funding costs.
The yield on total loans held for investment, net, decreased to 6.32% for the year ended December 31, 2025 compared to 6.52% for the same period in 2024 and the yield on earning assets decreased to 5.76% for the year ended December 31, 2025 compared to 5.82% for the same period in 2024. The average cost of total deposits decreased to 2.60% for 2025 from 2.93% for the same period in 2024 and total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 2.37% for 2025 compared to 2.75% for the same period 2024.

Non-interest Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Service charges on deposit accounts	$32,544	$25,546	$20,874
Wealth management and trust fee income	15,899	15,315	13,955
Brokered loan fees	9,233	8,961	8,918
Investment banking and advisory fees	104,587	104,965	63,670
Trading income	27,093	21,635	22,512
Available-for-sale debt securities losses	(1,886)	(179,581)	489
Other	39,672	34,205	31,001
Total non-interest income	$227,142	$31,046	$161,419
Non-interest income was $227.1 million for the year ended December 31, 2025, a $196.1 million increase as compared to the same period in 2024, primarily due to the inclusion of a $179.6 million loss on sale of available-for-sale debt securities recognized during the third quarter of 2024, as well as increases in service charges on deposit accounts, trading income and other non-interest income.
Non-interest Expense

	Year Ended December 31,
(in thousands)	2025	2024	2023
Salaries and benefits	$480,502	$466,578	$459,700
Occupancy expense	47,619	45,266	38,494
Marketing	17,449	22,349	25,854
Legal and professional	50,112	53,783	64,924
Communications and technology	98,853	93,085	81,262
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	17,911	23,351	36,775
Other	55,623	53,873	49,938
Total non-interest expense	$768,069	$758,285	$756,947
Non-interest expense was $768.1 million for the year ended December 31, 2025, an increase of $9.8 million as compared to the same period in 2024, primarily due to increases in salaries and benefits and communications and technology expense, partially offset by decreases in marketing expense and FDIC insurance assessment. FDIC insurance assessment for 2025 included a release of $2.2 million in special assessment accruals upon determination by the FDIC that the extended collection period was no longer necessary, while FDIC insurance assessment for 2024 included an additional $2.8 million FDIC special assessment accrual.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of these portfolio segments.

(in thousands)	December 31, 2025	December 31, 2024
Commercial	$12,252,805	$11,145,591
Mortgage finance	6,064,019	5,215,574
Commercial real estate	5,395,753	5,616,282
Consumer	434,425	565,376
Gross loans held for investment	24,147,002	22,542,823
Unearned income (net of direct origination costs)	(106,800)	(92,757)
Total loans held for investment	$24,040,202	$22,450,066
Total loans held for investment were $24.0 billion at December 31, 2025, an increase of $1.6 billion from December 31, 2024, as increases in commercial and mortgage finance loans were partially offset by decreases in commercial real estate and consumer loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 25% and 23% of gross loans held for investment at December 31, 2025 and December 31, 2024, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of December 31, 2025, the Company had $6.2 billion in shared national credits, $1.2 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of December 31, 2025, approximately $55.8 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of December 31, 2025, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within Texas. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.
The table below summarizes the industry concentrations of loans held for investment on a gross basis at December 31, 2025:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Financials (excluding banks)	$3,764,023	15.5%
Oil & gas and pipelines	1,841,479	7.5%
Technology, telecom and media	1,393,835	5.8%
Healthcare and pharmaceuticals	842,902	3.5%
Real estate related services (not secured by real estate)	737,390	3.1%
Commercial services	595,923	2.5%
Machinery, equipment and parts manufacturing	455,561	1.9%
Retail	403,580	1.7%
Government and education	375,036	1.6%
Entertainment and recreation	257,256	1.1%
Utilities	231,023	1.0%
Transportation services	206,192	0.9%
Food and beverage manufacturing and wholesale	198,066	0.8%
Materials and commodities	192,376	0.8%
Consumer services	170,039	0.7%
Diversified or miscellaneous	588,124	2.4%
Total commercial	12,252,805	50.8%
Mortgage finance	6,064,019	25.1%
Commercial real estate	5,395,753	22.3%
Consumer	434,425	1.8%
Total	$24,147,002	100.0%
The Company’s largest concentration of commercial loans held for investment in any single industry is in financials excluding banks. Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading. The majority of the loans in this category plus the mortgage finance loan category make up the majority of the Company’s loans to non-depository financial institutions, as defined in the regulatory guidance for the Company’s consolidated financial report for bank holding companies.

The Company believes the loans it originates are appropriately collateralized under its credit standards. Approximately 97% of the Company’s loans held for investment are secured by collateral. The table below sets forth information regarding the distribution of loans held for investment on a gross basis among various types of collateral at December 31, 2025:

(dollars in thousands)	Amount	Percent of Total
Commercial:
Business assets	$10,631,461	44.1%
Highly liquid assets	380,494	1.6%
Other assets	203,311	0.8%
Municipal tax- and revenue-secured	188,962	0.8%
Rolling stock	59,233	0.2%
U.S. Government guaranty	26	—%
Unsecured	789,318	3.3%
Total commercial	12,252,805	50.8%
Mortgage finance	6,064,019	25.1%
Commercial real estate	5,395,753	22.3%
Consumer	434,425	1.8%
Total	$24,147,002	100.0%
As noted in the tables above, approximately 22% of loans held for investment as of December 31, 2025 are commercial real estate loans that are generally secured by real property. The commercial real estate portfolio is comprised primarily of non-owner occupied construction/development financing and limited term financing provided to professional real estate developers, owners/managers of commercial real estate projects and properties and residential builders/developers. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings, residential and commercial tract developments and raw land or lots to be developed into single-family homes. The primary source of repayment on these loans is generally expected to come from the sale, permanent financing or lease of the real property collateral. As a result, the performance of these loans is generally impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing and, in the case of loans to residential builder/developers, volatility in consumer demand.
The table below summarizes the commercial real estate loan portfolio on a gross basis by property type as of December 31, 2025:

(dollars in thousands)	Amount	Percent of Total
Apartment/condominium buildings	$2,184,619	40.4%
Industrial buildings	1,154,578	21.4%
1-4 Family dwellings (other than condominium)	402,550	7.5%
Senior housing buildings	337,554	6.3%
Office buildings	259,507	4.8%
Commercial buildings	243,414	4.5%
Shopping center/mall buildings	222,878	4.1%
Self-storage buildings	108,387	2.0%
Hotel/motel buildings	103,403	1.9%
Hospital/medical office	84,731	1.6%
Commercial lots	68,252	1.3%
Residential lots	53,561	1.0%
Other	172,319	3.2%
Total commercial real estate loans	$5,395,753	100.0%

The table below summarizes the Company’s commercial real estate portfolio on a gross basis at December 31, 2025 as segregated by the geographic region in which the property is located. Approximately 52% of the commercial real estate collateral is located in Texas.

(dollars in thousands)	Amount	Percent of Total
Texas geographic region:
Dallas/Fort Worth	$956,411	17.8%
Houston	713,740	13.2%
San Antonio	567,056	10.5%
Austin	415,657	7.7%
Other Texas cities	173,649	3.2%
Total Texas	2,826,513	52.4%
Other states	2,569,240	47.6%
Total commercial real estate loans	$5,395,753	100.0%
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
Interest Reserve Loans
As of December 31, 2025 and December 31, 2024, the Company had $588.4 million and $797.3 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 11% and 14%, respectively, of outstanding commercial real estate loans. The use of interest reserves is common in construction loans and is carefully controlled by underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial condition precedents are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. The Company has ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When the Company finances land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or an analysis of market conditions and project feasibility indicates to management’s satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is the general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. The Company requires current financial statements of the borrowing entity and guarantors, as well as conducts periodic inspections of the project and analyzes whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including interest reserves. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. If at any time management believes that the collateral position is jeopardized, the Company retains the right to stop the use of interest reserves. As of December 31, 2025 and December 31, 2024, none of the loans with interest reserves were on non-accrual.
Large Credit Relationships
The Company originates and maintains large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of the Bank is approximately $592.7 million. The Company, however, generally employs lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $60 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and assessed credit risk warrant a larger investment. The Company considers large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on large held for investment credit relationships outstanding at year-end:

	December 31, 2025			December 31, 2024
		Period End Balances			Period End Balances
(dollars in thousands)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	449	$24,032,107	$15,751,422	373	$20,195,542	$13,965,661
$20.0 million to $29.9 million	234	5,831,795	3,747,527	225	5,516,052	3,792,528
Loan Maturities and Interest Rate Sensitivity
The following table shows the contractual maturity distribution of loans held for investment on a gross basis as of December 31, 2025:

(in thousands)	Within 1 Year	1-5 Years	5-15 Years	After 15 Years	Total
Commercial	$2,339,872	$9,444,271	$266,077	$202,585	$12,252,805
Mortgage finance	6,064,019	—	—	—	6,064,019
Commercial real estate	2,469,996	2,654,123	199,994	71,640	5,395,753
Consumer	22,340	7,621	3,689	400,775	434,425
Total loans held for investment	$10,896,227	$12,106,015	$469,760	$675,000	$24,147,002
The following table shows the interest rate composition of loans held for investment on a gross basis with a maturity date over one year as of December 31, 2025:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Commercial	$701,592	$9,211,341	$9,912,933
Mortgage finance	—	—	—
Commercial real estate	245,864	2,679,893	2,925,757
Consumer	16,800	395,285	412,085
Total loans held for investment	$964,256	$12,286,519	$13,250,775

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	December 31, 2025	December 31, 2024
Non-accrual loans held for investment
Commercial:
Business assets	$92,725	$64,481
Accounts receivable and inventory	1,177	6,315
Machinery and equipment	—	2,729
Unsecured	2,244	60
Highly liquid assets	—	1,340
Other	—	639
Total commercial	96,146	75,564
Commercial real estate:
Industrial buildings	19,200	20,637
Commercial building	1,534	—
Office buildings	—	14,000
Total commercial real estate	20,734	34,637
Consumer:
Single family residences	—	964
Total consumer	—	964
Total non-accrual loans held for investment	116,880	111,165
Non-accrual loans held for sale(1)	4,361	—
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$121,241	$111,165

Non-accrual loans held for investment to total loans held for investment	0.49%	0.50%
Total non-performing assets to total assets	0.38%	0.36%
Allowance for credit losses on loans to non-accrual loans held for investment	2.3x	2.4x

Loans held for investment past due 90 days and accruing	$19,353	$4,265
Loans held for investment past due 90 days to total loans held for investment	0.08%	0.02%
Loans held for sale past due 90 days and accruing	$—	$—
(1)    Non-accrual loans held for sale at December 31, 2025 include non-accrual loans previously reported in loans held for investment that were transferred at fair value to held for sale as of December 31, 2025.
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $55.0 million for the year ended December 31, 2025, compared to a provision of $67.0 million for the year ended December 31, 2024. The provision for credit losses for the year ended December 31, 2025 reflects an increase in total loans held for investment and $47.2 million in net charge-offs recorded during the year ended December 31, 2025, partially offset by a decline in criticized loans. Criticized loans totaled $634.9 million at December 31, 2025, compared to $714.0 million at December 31, 2024.

The table below presents key metrics related to the Company’s credit loss experience:

	December 31, 2025	December 31, 2024
Allowance for credit losses on loans to total loans held for investment	1.13%	1.21%
Allowance for credit losses on loans to average total loans held for investment	1.17%	1.27%
Total allowance for credit losses to total loans held for investment	1.38%	1.45%
Total provision for credit losses to average total loans held for investment	0.24%	0.31%
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$46,207	0.39%	$32,612	0.31%
Mortgage finance	—	—%	—	—%
Commercial real estate	1,042	0.02%	8,246	0.15%
Consumer	(20)	—%	15	—%
Total	$47,229	0.20%	$40,873	0.19%
The allowance for credit losses on loans totaled $270.6 million at December 31, 2025 and $271.7 million at December 31, 2024. The following table presents a summary of the Company’s allowance for credit losses on loans by portfolio segment for the past two years:

	December 31,
	2025		2024
(dollars in thousands)	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans	Allowance for Credit Losses on Loans	% of Loans in each Category to Total Loans
Commercial	$202,029	51%	$198,423	49%
Mortgage finance	6,221	25%	2,755	23%
Commercial real estate	60,559	22%	68,825	25%
Consumer	1,748	2%	1,706	3%
Total	$270,557	100%	$271,709	100%
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 4 - Loans and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for credit losses on loans.
Deposits
The Company primarily competes for deposits by offering a full suite of deposit products and services to its customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to customers, tailored to the strategy of maintaining a branch-lite network. The Company offers banking centers, courier services and online and mobile banking. Bask Bank, the Bank’s digital-only online banking division, serves customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average total deposits for the year ended December 31, 2025 increased $1.7 billion compared to 2024. Average non-interest bearing deposits for the year ended December 31, 2025 decreased $792.8 million compared to 2024 and average interest bearing deposits increased $2.5 billion compared to 2024. The average cost of total deposits decreased to 2.60% in 2025 from 2.93% in 2024.

The following table discloses average deposits and weighted-average cost of deposits by type:

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing	$8,220,254	—%	$9,013,038	—%
Interest bearing transaction	2,275,219	2.42%	2,049,720	3.18%
Savings	14,051,757	3.86%	12,143,539	4.71%
Time deposits	2,263,568	4.46%	1,946,341	5.08%
Total	$26,810,798	2.60%	$25,152,638	2.93%
The following table shows scheduled maturities of time deposits greater than $250,000:

(in thousands)	December 31, 2025	December 31, 2024
Months to maturity:
Three or less	$198,937	$181,982
Over three through six	123,202	84,889
Over six through twelve	261,436	186,469
Over twelve	16,497	42,148
Total	$600,072	$495,488
Liquidity and Capital Resources
Liquidity
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objectives in managing its liquidity are to maintain the ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on current or future earnings. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. The Company’s principal source of funding is customer deposits, supplemented by short-term borrowings, primarily from federal funds purchased and FHLB borrowings, brokered deposits and long-term debt. The Company also relies on the availability of the mortgage secondary market provided by Ginnie Mae and government sponsored entities to support the liquidity of mortgage finance loans.
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	December 31, 2025	December 31, 2024
Interest bearing cash and cash equivalents	$1,897,803	$3,012,307
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	7.9%	13.4%
Total earning assets	6.2%	10.2%
Total deposits	7.2%	11.9%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$25,719,595	97.2%	$24,704,091	97.9%
Brokered deposits	729,172	2.8%	534,508	2.1%
Total deposits	$26,448,767	100.0%	$25,238,599	100.0%

Estimated uninsured deposits, including accrued interest, were 42% and 41% of total deposits at both December 31, 2025 and December 31, 2024, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	December 31, 2025	December 31, 2024
Federal funds purchased	$30,000	$—
FHLB borrowings	300,000	885,000
Total short-term borrowings	$330,000	$885,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	December 31, 2025	December 31, 2024
FHLB borrowing capacity relating to loans and pledged securities	$2,570,596	$4,664,703
FHLB borrowing capacity relating to unencumbered securities	4,594,553	4,189,993
Total FHLB borrowing capacity(1)	$7,165,149	$8,854,696
Unused federal funds lines available from commercial banks	$1,520,000	$1,370,000
Unused Federal Reserve borrowings capacity	$9,174,238	$5,436,652
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2027. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the year ended December 31, 2025 or 2024.
The Company has long-term debt outstanding of $620.6 million as of December 31, 2025, comprised of trust preferred securities and subordinated notes with maturity dates ranging from January 2026 to December 2036. See Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.6 billion for the year ended December 31, 2025 compared to $3.3 billion for the same period in 2024. The Company has not paid any cash dividends on common stock since operations commenced.
On January 22, 2025, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program. During the year ended December 31, 2025, the Company repurchased 2,246,265 shares of its common stock for an aggregate purchase price, including excise tax expense, of $185.8 million, at a weighted average price of $82.01 per share.

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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of December 31, 2025, the quantitative estimate of the allowance for credit loss would increase by approximately $108.7 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of December 31, 2025, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of December 31, 2025 is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2025 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$1,897,803	$—	$—	$—	$1,897,803
Investment securities(1)	56,719	748	20,901	4,644,731	4,723,099
Variable loans	22,439,164	255,576	116,443	231,026	23,042,209
Fixed loans	42,637	102,260	264,148	700,109	1,109,154
Total loans(2)	22,481,801	357,836	380,591	931,135	24,151,363
Total interest sensitive assets	$24,436,323	$358,584	$401,492	$5,575,866	$30,772,265
Liabilities
Interest bearing customer deposits	$17,372,121	$—	$—	$—	$17,372,121
CDs	783,200	1,272,452	58,357	3,540	2,117,549
Total interest bearing deposits	18,155,321	1,272,452	58,357	3,540	19,489,670
Short-term borrowings	330,000	—	—	—	330,000
Long-term debt	247,915	—	—	372,660	620,575
Total borrowings	577,915	—	—	372,660	950,575
Total interest sensitive liabilities	$18,733,236	$1,272,452	$58,357	$376,200	$20,440,245
GAP	$5,703,087	$(913,868)	$343,135	$5,199,666	$—
Cumulative GAP	$5,703,087	$4,789,219	$5,132,354	$10,332,020	$10,332,020
Non-interest bearing deposits					6,959,097
Stockholders’ equity					3,631,382
Total					$10,590,479
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
For modeling purposes, the “shock test” scenarios as of December 31, 2025 and December 31, 2024 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	December 31, 2025	December 31, 2024
+ 200 basis points	6.8%	6.8%
+ 100 basis points	3.6%	3.4%
- 100 basis points	(6.7)%	(6.8)%
- 200 basis points	(12.9)%	(13.7)%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses - Loans
Description of the Matter
The Company’s loans held for investment portfolio totaled $24.0 billion as of December 31, 2025, and the associated allowance for credit losses (ACL) was $332.8 million. The ACL represents management’s best estimate of expected credit losses over the contractual life of loans and for off-balance sheet commitments. The ACL is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments using a Portfolio Level Qualitative Factor and/or Portfolio Segment Level Qualitative Factor (collectively the “qualitative factors”). The qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or worse. Management applies judgment in the determination and usage of the qualitative factors, and in the use of a single or a blend of forecast scenarios used to calculate the reasonable and supportable forecast.

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
Dallas, TX
February 10, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - AUDITED

(in thousands except share data)	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$201,315	$176,501
Interest bearing cash and cash equivalents	1,897,803	3,012,307
Available-for-sale debt securities	3,951,455	3,524,686
Held-to-maturity debt securities	725,722	796,168
Equity securities	41,998	75,261
Trading securities	3,924	—
Investment securities	4,723,099	4,396,115
Loans held for sale	4,361	—
Loans held for investment, mortgage finance	6,064,019	5,215,574
Loans held for investment	17,976,183	17,234,492
Less: Allowance for credit losses on loans	270,557	271,709
Loans held for investment, net	23,769,645	22,178,357
Premises and equipment, net	88,003	85,443
Accrued interest receivable and other assets	854,552	881,664
Goodwill and intangibles, net	1,496	1,496
Total assets	$31,540,274	$30,731,883
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$6,959,097	$7,485,428
Interest bearing deposits	19,489,670	17,753,171
Total deposits	26,448,767	25,238,599
Accrued interest payable	6,716	23,680
Other liabilities	502,834	556,322
Short-term borrowings	330,000	885,000
Long-term debt	620,575	660,346
Total liabilities	27,908,892	27,363,947
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at December 31, 2025 and December 31, 2024	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,786,456 and 51,520,315 at December 31, 2025 and December 31, 2024, respectively	518	515
Additional paid-in capital	1,074,496	1,056,719
Retained earnings	2,808,645	2,495,651
Treasury stock - 7,532,768 and 5,286,503 shares at cost at December 31, 2025 and December 31, 2024, respectively	(487,692)	(301,842)
Accumulated other comprehensive loss, net of taxes	(64,585)	(183,107)
Total stockholders’ equity	3,631,382	3,367,936
Total liabilities and stockholders’ equity	$31,540,274	$30,731,883
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - AUDITED

	Year Ended December 31,
(in thousands except per share data)	2025	2024	2023
Interest income
Interest and fees on loans	$1,445,006	$1,377,925	$1,300,653
Investment securities	188,964	148,219	108,294
Interest bearing cash and cash equivalents	137,815	203,406	220,976
Total interest income	1,771,785	1,729,550	1,629,923
Interest expense
Deposits	697,772	736,196	587,775
Short-term borrowings	14,377	49,994	70,642
Long-term debt	30,999	42,060	57,383
Total interest expense	743,148	828,250	715,800
Net interest income	1,028,637	901,300	914,123
Provision for credit losses	55,000	67,000	72,000
Net interest income after provision for credit losses	973,637	834,300	842,123
Non-interest income
Service charges on deposit accounts	32,544	25,546	20,874
Wealth management and trust fee income	15,899	15,315	13,955
Brokered loan fees	9,233	8,961	8,918
Investment banking and advisory fees	104,587	104,965	63,670
Trading income	27,093	21,635	22,512
Available-for-sale debt securities gains/(losses)	(1,886)	(179,581)	489
Other	39,672	34,205	31,001
Total non-interest income	227,142	31,046	161,419
Non-interest expense
Salaries and benefits	480,502	466,578	459,700
Occupancy expense	47,619	45,266	38,494
Marketing	17,449	22,349	25,854
Legal and professional	50,112	53,783	64,924
Communications and technology	98,853	93,085	81,262
Federal Deposit Insurance Corporation insurance assessment	17,911	23,351	36,775
Other	55,623	53,873	49,938
Total non-interest expense	768,069	758,285	756,947
Income before income taxes	432,710	107,061	246,595
Income tax expense	102,466	29,553	57,454
Net income	330,244	77,508	189,141
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$312,994	$60,258	$171,891
Other comprehensive income
Change in unrealized gain/(loss)	$122,989	$(31,555)	$4,323
Amounts reclassified into net income	29,646	253,277	67,752
Other comprehensive income	152,635	221,722	72,075
Income tax expense	34,113	42,825	15,136
Other comprehensive income, net of tax	118,522	178,897	56,939
Comprehensive income	$448,766	$256,405	$246,080
Basic earnings per common share	$6.86	$1.29	$3.58
Diluted earnings per common share	$6.79	$1.28	$3.54
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2022	300,000	$300,000	50,867,298	$509	$1,025,593	$2,263,502	(2,083,535)	$(115,310)	$(418,943)	$3,055,351
Comprehensive income/(loss):
Net income	—	—	—	—	—	189,141	—	—	—	189,141
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	56,939	56,939
Total comprehensive income										246,080
Stock-based compensation expense recognized in earnings	—	—	—	—	24,200	—	—	—	—	24,200
Preferred stock dividends	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	275,681	2	(4,217)	—	—	—	—	(4,215)
Repurchase of common stock	—	—	—	—	—	—	(1,821,532)	(105,024)	—	(105,024)
Balance at December 31, 2023	300,000	$300,000	51,142,979	$511	$1,045,576	$2,435,393	(3,905,067)	$(220,334)	$(362,004)	$3,199,142
Comprehensive income/(loss):
Net income	—	—	—	—	—	77,508	—	—	—	77,508
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	178,897	178,897
Total comprehensive income										256,405
Stock-based compensation expense recognized in earnings	—	—	—	—	20,212	—	—	—	—	20,212
Preferred stock dividends	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	377,336	4	(9,069)	—	—	—	—	(9,065)
Repurchase of common stock	—	—	—	—	—	—	(1,381,436)	(81,508)	—	(81,508)
Balance at December 31, 2024	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	330,244	—	—	—	330,244
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	118,522	118,522
Total comprehensive income										448,766
Stock-based compensation expense recognized in earnings	—	—	—	—	25,144	—	—	—	—	25,144
Preferred stock dividends	—	—	—	—	—	(17,250)	—	—	—	(17,250)
Issuance of stock related to stock-based awards	—	—	266,141	3	(7,367)	—	—	—	—	(7,364)
Repurchase of common stock	—	—	—	—	—	—	(2,246,265)	(185,850)	—	(185,850)
Balance at December 31, 2025	300,000	$300,000	51,786,456	$518	$1,074,496	$2,808,645	(7,532,768)	$(487,692)	$(64,585)	$3,631,382

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities
Net income	$330,244	$77,508	$189,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,000	67,000	72,000
Deferred tax expense/(benefit)	15,887	(16,086)	(17,784)
Depreciation and amortization	52,166	54,228	40,473
Net loss on available-for-sale debt securities	1,886	179,581	(489)
Net gain on equity securities	(1,170)	(6,619)	(3,571)
Sales/(purchases) of trading securities, net	(3,924)	—	—
Stock-based compensation expense	36,759	24,693	24,200
Purchases and originations of loans held for sale	—	—	(15,706)
Proceeds from sales and repayments of loans held for sale	—	62,516	134,948
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(57,773)	(1,611)	(78,606)
Accrued interest payable and other liabilities	(68,921)	38,878	29,134
Net cash provided by operating activities	360,154	480,088	373,740
Investing activities
Purchases of available-for-sale debt securities	(1,136,644)	(1,999,073)	(849,391)
Proceeds from sales of available-for-sale debt securities	280,402	1,057,159	56,923
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	548,227	638,906	225,034
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	73,764	72,812	73,770
Sales/(purchases) of equity securities, net	34,433	(16,817)	(14,298)
Originations of loans held for investment, mortgage finance	(98,656,685)	(83,658,262)	(75,671,642)
Proceeds from pay-offs of loans held for investment, mortgage finance	97,808,240	82,421,016	75,783,347
Net increase in loans held for investment, excluding mortgage finance loans	(793,281)	(928,967)	(1,342,840)
Purchase of premises and equipment, net	(12,569)	(64,841)	(16,381)
Net cash used in investing activities	(1,854,113)	(2,478,067)	(1,755,478)
Financing activities
Net increase/(decrease) in deposits	1,210,168	2,866,760	(485,041)
Issuance of stock related to stock-based awards	(7,364)	(9,065)	(4,215)
Preferred stock dividends paid	(17,250)	(17,250)	(17,250)
Repurchase of common stock	(185,850)	(81,508)	(105,024)
Net increase/(decrease) in short-term borrowings	(555,000)	(615,000)	298,858
Redemption of long-term debt	(40,435)	(200,000)	(75,000)
Net cash provided by/(used in) financing activities	404,269	1,943,937	(387,672)
Net decrease in cash and cash equivalents	(1,089,690)	(54,042)	(1,769,410)
Cash and cash equivalents at beginning of period	3,188,808	3,242,850	5,012,260
Cash and cash equivalents at end of period	$2,099,118	$3,188,808	$3,242,850
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$760,112	$837,804	$773,034
Cash paid during the period for income taxes:	$70,178	$52,815	$71,941
Transfers of loans from held for investment to held for sale	$4,361	$18,411	$126,990
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
The Company’s business activities are conducted primarily through its wholly-owned bank subsidiary Texas Capital Bank (the “Bank”) and its wholly-owned non-bank subsidiary, TCBI Securities Inc., doing business as Texas Capital Securities. The Bank is a Texas state-chartered bank. Texas Capital Securities is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority and Municipal Securities Rulemaking Board.
The Company was incorporated as a Delaware corporation in 1996 and commenced banking operations in 1998.
Effective September 19, 2025, the Bank became a member of the Federal Reserve System. As a result, the Board of Governors of the Federal Reserve System assumed the role as the Bank’s primary federal regulator, succeeding the Federal Deposit Insurance Corporation. The Texas Department of Banking continues to serve as the Bank’s primary state regulator.
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
Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest bearing deposits in other banks, federal funds sold and highly liquid investments with original maturities of three months or less from the date of purchase.
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
Available-for-Sale
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses, net of tax, reported as a separate component of AOCI. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities’ amortized cost basis is written down to fair value as a current period expense recorded on the consolidated statements of income and other comprehensive income. If either of the above criteria is not met, management evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in AOCI, net of tax, as a non-credit related impairment.
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
Loans
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value, unless, pursuant to the election of the fair value option in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Company elects to carry loans held for sale at fair value. As of December 31, 2025 and December 31, 2024, the Company has no loans held for sale accounted for under the fair value option.
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
Loans held for investment includes legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity (“SPE”) structure, who are seeking additional liquidity to facilitate their ability to originate loans. In the case of an SPE structure, the unaffiliated mortgage originator is responsible for formation of the SPE and ongoing servicing of the underlying mortgage loans, and thus is the primary beneficiary of the SPE. The mortgage originator (or SPE) has no obligation to offer and the Company has no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, the Company’s ownership interest and that of the originator (or SPE) are delivered to the investor selected by the originator. The Company typically purchases up to a 99% ownership interest in each mortgage with the originator (or SPE) owning the remaining percentage. These mortgage ownership interests are generally held for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators (or SPEs) designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators (or SPEs) and payments received from investors are deemed to be payments made by or on behalf of the originators (or SPEs) to repay the loan. Because the Company has an actual, legal ownership interest in the underlying residential mortgage loan, these interests are reported as extensions of credit to the originators (or SPEs) that are secured by the mortgage loans as collateral. Due to market conditions or events of default by the investor or the originators (or SPEs), the Company could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require further allocations of the allowance for credit losses or be subject to charge-off in the event the loans become impaired.
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
Goodwill and Other Intangible Assets, Net
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company had $1.5 million of goodwill at both December 31, 2025 and December 31, 2024. Intangible assets with definite useful lives are amortized over their estimated life. No amortization expense related to intangible assets was recorded during the years ended December 31, 2025, 2024 or 2023. Goodwill and intangible assets are tested for impairment at least annually or whenever changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. In 2025 and 2024, the annual test of goodwill impairment was performed, and in both periods, no impairment was indicated.
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
Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, and are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and recorded in occupancy expense on the consolidated statements of income and other comprehensive income.
Finance leases in which the Company is the lessee are recorded as finance lease ROU assets and finance lease liabilities and are included in premises and equipment, net, and other liabilities, respectively, on the consolidated balance sheets. Finance lease expense is comprised of amortization of the ROU asset, which is recognized on a straight-line basis over the lease term and recorded in occupancy expense on the consolidated statements of income and other comprehensive income, and the implicit interest accreted on the operating lease liability, which is recognized using the effective interest method over the lease term and recorded in occupancy expense on the consolidated statements of income and other comprehensive income.
Variable costs, such as maintenance expenses, parking and property and sales taxes, are expensed as they are incurred, and are recorded in occupancy expense on the consolidated statements of income and other comprehensive income.
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
Income Taxes
On January 1, 2025, the Company adopted, on a retrospective basis, Accounting Standards Update 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.
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
Investment Securities
The fair value of the Company’s U.S. Treasury, U.S. government agency, residential mortgage-backed and commercial mortgage-backed securities are based on prices obtained from independent pricing services. The Company’s U.S. Treasury securities are valued based on quoted market prices for identical securities in an active market and are classified as Level 1 assets in the fair value hierarchy, while the Company’s U.S. government agency, residential mortgage-backed and commercial mortgage-backed securities are valued based on quoted market prices for the same or similar securities and are characterized as Level 2 assets in the fair value hierarchy. Management obtains documentation from the primary independent pricing service regarding the processes and controls applicable to pricing investment securities, and on a quarterly basis independently verifies the prices that were received from the service provider using two additional independent pricing sources. CRT securities are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
Within the investment securities portfolio, the Company holds equity securities. Some of these equity securities are valued using quoted market prices for identical equity securities in an active market and are classified as Level 1 assets in the fair value hierarchy and others are traded in less active markets and are classified as Level 2 assets in the fair value hierarchy.
The fair value of the Company’s trading securities is derived from quoted prices for the same or similar securities. Management verifies the prices using two additional independent pricing sources. These assets are classified as Level 2 assets in the fair value hierarchy.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands except share and per share data)	2025	2024	2023
Numerator:
Net income	$330,244	$77,508	$189,141
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$312,994	$60,258	$171,891
Denominator:
Basic earnings per common share—weighted average common shares	45,641,013	46,559,668	48,054,935
Effect of dilutive outstanding stock-settled awards	486,362	429,536	555,271
Dilutive earnings per common share—weighted average diluted common shares	46,127,375	46,989,204	48,610,206
Basic earnings per common share	$6.86	$1.29	$3.58
Diluted earnings per common share	$6.79	$1.28	$3.54
Anti-dilutive outstanding stock-settled awards	—	—	97,368
(3) Investment Securities
The following is a summary of the Company’s investment securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,743,234	$41,037	$(91,625)	$3,692,646
Commercial mortgage-backed securities	244,457	3,555	—	248,012
CRT securities	11,248	—	(451)	10,797
Total available-for-sale debt securities	3,998,939	44,592	(92,076)	3,951,455
Held-to-maturity debt securities:
Residential mortgage-backed securities	725,722	—	(70,890)	654,832
Total held-to-maturity debt securities	725,722	—	(70,890)	654,832
Equity securities				41,998
Trading securities				3,924
Total investment securities(2)				$4,723,099
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$280,137	$—	$(2,852)	$277,285
Residential mortgage-backed securities	3,195,145	7,200	(168,302)	3,034,043
Commercial mortgage-backed securities	206,830	—	(5,398)	201,432
CRT securities	12,466	—	(540)	11,926
Total available-for-sale debt securities	3,694,578	7,200	(177,092)	3,524,686
Held-to-maturity securities:
Residential mortgage-backed securities	796,168	—	(117,994)	678,174
Total held-to-maturity securities	796,168	—	(117,994)	678,174
Equity securities				75,261
Total investment securities(2)				$4,396,115
(1)    Excludes accrued interest receivable of $16.1 million and $13.8 million at December 31, 2025 and December 31, 2024, respectively, related to available-for-sale debt securities and $1.2 million and $1.3 million at December 31, 2025 and December 31, 2024, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading securities at estimated fair value and held-to-maturity debt securities at amortized cost.

Debt Securities
In the second quarter of 2025, the Company sold available-for-sale debt securities with an amortized cost basis of $287.5 million, realizing a loss of $1.9 million, and repositioned the proceeds into purchases of available-for-sale residential mortgage-backed securities. In the third quarter of 2024, the Company sold available-for-sale debt securities with an amortized cost basis of $1.2 billion, realizing a loss of $179.6 million.
The amortized cost and estimated fair value as of December 31, 2025, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	256,438	259,558	—	—
Due after ten years	3,742,501	3,691,897	725,722	654,832
Total	$3,998,939	$3,951,455	$725,722	$654,832
The table below presents the weighted average yields for the Company’s available-for-sale debt securities as of December 31, 2025. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	Residential mortgage-backed securities	Commercial mortgage-backed securities	CRT securities
Due within one year	—%	—%	—%
Due after one year through five years	—	—	—
Due after five years through ten years	3.91	4.80	3.85
Due after ten years	4.68	—	—
Total	4.68%	4.80%	3.85%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025
Residential mortgage-backed securities	$203,193	$(97)	$934,222	$(91,528)	$1,137,415	$(91,625)
Commercial mortgage-backed securities	—	—	—	—	—	—
CRT securities	—	—	10,797	(451)	10,797	(451)
Total	$203,193	$(97)	$945,019	$(91,979)	$1,148,212	$(92,076)
December 31, 2024
U.S. Treasury securities	$—	$—	$277,285	$(2,852)	$277,285	$(2,852)
Residential mortgage-backed securities	1,338,801	(18,141)	1,323,180	(150,161)	2,661,981	(168,302)
Commercial mortgage-backed securities	201,432	(5,398)	—	—	201,432	(5,398)
CRT securities	—	—	11,926	(540)	11,926	(540)
Total	$1,540,233	$(23,539)	$1,612,391	$(153,553)	$3,152,624	$(177,092)
At December 31, 2025, the Company had 32 available-for-sale debt securities in an unrealized loss position, comprised of 30 residential mortgage-backed securities and two Credit Risk Transfer (“CRT”) securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in AOCI. Held-to-maturity securities consist of government guaranteed securities for which no loss is expected. At December 31, 2025 and December 31, 2024, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At December 31, 2025 and December 31, 2024, debt securities with carrying values of approximately $937,000 and $940,000, respectively, were pledged to secure certain customer deposits.

Equity Securities
The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Year Ended December 31,
(in thousands)	2025	2024
Net gains/(losses) recognized during the period	$1,170	$6,619
Less: Realized net gains/(losses) recognized on securities sold	3,803	1,032
Unrealized net gains/(losses) recognized on securities still held	$(2,633)	$5,587
(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	December 31, 2025	December 31, 2024
Loans held for investment(1):
Commercial	$12,252,805	$11,145,591
Mortgage finance	6,064,019	5,215,574
Commercial real estate	5,395,753	5,616,282
Consumer	434,425	565,376
Gross loans held for investment	24,147,002	22,542,823
Unearned income (net of direct origination costs)	(106,800)	(92,757)
Total loans held for investment	24,040,202	22,450,066
Allowance for credit losses on loans	(270,557)	(271,709)
Total loans held for investment, net	$23,769,645	$22,178,357
Loans held for sale:
Mortgage loans, at fair value	$—	$—
Non-mortgage loans, at lower of cost or fair value	4,361	—
Total loans held for sale	$4,361	$—
(1)    Excludes accrued interest receivable of $107.3 million and $107.3 million at December 31, 2025 and December 31, 2024, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables summarize gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2025
Commercial
(1-7) Pass	$2,091,840	$1,179,067	$679,840	$679,947	$109,856	$145,550	$6,977,639	$9,359	$11,873,098
(8) Special mention	7,659	16,204	16,093	42,441	15,346	1,239	39,073	—	138,055
(9) Substandard - accruing	25,513	8,824	44,506	—	34,641	4,192	27,830	—	145,506
(9+) Non-accrual	11,293	—	2,959	36,390	—	11,639	33,865	—	96,146
Total commercial	$2,136,305	$1,204,095	$743,398	$758,778	$159,843	$162,620	$7,078,407	$9,359	$12,252,805
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
Commercial real estate
(1-7) Pass	$783,669	$567,849	$944,903	$1,548,624	$425,325	$610,386	$254,480	$5,305	$5,140,541
(8) Special mention	743	45,137	728	90,752	61,132	1,530	7,800	766	208,588
(9) Substandard - accruing	10	25,880	—	—	—	—	—	—	25,890
(9+) Non-accrual	—	—	—	20,734	—	—	—	—	20,734
Total commercial real estate	$784,422	$638,866	$945,631	$1,660,110	$486,457	$611,916	$262,280	$6,071	$5,395,753
Consumer
(1-7) Pass	$36,558	$37,907	$28,223	$50,840	$73,032	$113,607	$94,258	$—	$434,425
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$36,558	$37,907	$28,223	$50,840	$73,032	$113,607	$94,258	$—	$434,425
Total	$2,957,285	$1,880,868	$1,717,252	$2,469,728	$719,332	$888,143	$13,498,964	$15,430	$24,147,002
Gross charge-offs	$11,233	$704	$4,234	$8,958	$28	$2,011	$25,715	$—	$52,883

(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2024
Commercial
(1-7) Pass	$1,612,695	$1,156,414	$1,256,539	$307,590	$76,821	$169,974	$6,027,177	$12,040	$10,619,250
(8) Special mention	22,953	28,354	134,092	21,626	30	6,369	91,423	—	304,847
(9) Substandard - accruing	623	44,901	51,536	7,855	301	3,309	37,405	—	145,930
(9+) Non-accrual	—	9,220	8,057	—	360	23,708	34,219	—	75,564
Total commercial	$1,636,271	$1,238,889	$1,450,224	$337,071	$77,512	$203,360	$6,190,224	$12,040	$11,145,591
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,215,574	$—	$5,215,574
Commercial real estate
(1-7) Pass	$599,301	$889,603	$1,843,706	$885,913	$216,077	$704,288	$273,663	$18,085	$5,430,636
(8) Special mention	25,532	4,353	70,161	15,831	299	13,731	—	872	130,779
(9) Substandard - accruing	—	—	—	—	—	20,230	—	—	20,230
(9+) Non-accrual	85	—	20,637	—	—	13,915	—	—	34,637
Total commercial real estate	$624,918	$893,956	$1,934,504	$901,744	$216,376	$752,164	$273,663	$18,957	$5,616,282
Consumer
(1-7) Pass	$44,352	$28,289	$54,148	$75,924	$40,667	$99,471	$220,561	$—	$563,412
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	1,000	—	1,000
(9+) Non-accrual	—	—	—	—	—	964	—	—	964
Total Consumer	$44,352	$28,289	$54,148	$75,924	$40,667	$100,435	$221,561	$—	$565,376
Total	$2,305,541	$2,161,134	$3,438,876	$1,314,739	$334,555	$1,055,959	$11,901,022	$30,997	$22,542,823
Gross charge-offs	$994	$7,543	$550	$4,037	$537	$8,784	$23,566	$44	$46,055

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Year Ended December 31, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	49,813	3,466	(7,224)	22	46,077
Charge-offs	51,428	—	1,455	—	52,883
Recoveries	5,221	—	413	20	5,654
Net charge-offs (recoveries)	46,207	—	1,042	(20)	47,229
Ending balance	$202,029	$6,221	$60,559	$1,748	$270,557
Year Ended December 31, 2024
Beginning balance	$171,437	$4,173	$71,829	$2,534	$249,973
Allowance established for acquired PCD loans	2,579	—	—	—	2,579
Provision for credit losses on loans	57,019	(1,418)	5,242	(813)	60,030
Charge-offs	37,761	—	8,264	30	46,055
Recoveries	5,149	—	18	15	5,182
Net charge-offs (recoveries)	32,612	—	8,246	15	40,873
Ending balance	$198,423	$2,755	$68,825	$1,706	$271,709
The Company recorded a $46.1 million provision for credit losses on loans for the year ended December 31, 2025, compared to $60.0 million for the same period of 2024. The $46.1 million provision for credit losses on loans resulted primarily from an increase in total loans held for investment and $47.2 million in net charge-offs recorded during the year ended December 31, 2025, partially offset by a decline in criticized loans. Criticized loans totaled $634.9 million at December 31, 2025, compared to $714.0 million at December 31, 2024.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At December 31, 2025, the Company had $10.9 million in collateral-dependent commercial loans, collateralized by business assets, and $20.7 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of gross loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
December 31, 2025
Commercial	$7,041	$24,443	$19,353	$50,837	$96,146	$12,105,822	$12,252,805	$4,754
Mortgage finance	—	—	—	—	—	6,064,019	6,064,019	—
Commercial real estate	25,824	—	—	25,824	20,734	5,349,195	5,395,753	1,534
Consumer	1,304	—	—	1,304	—	433,121	434,425	—
Total	$34,169	$24,443	$19,353	$77,965	$116,880	$23,952,157	$24,147,002	$6,288
(1)As of December 31, 2025, $470,000 of non-accrual loans were earning interest income on a cash basis compared to $360,000 as of December 31, 2024. Additionally, $661,000 of interest income was recognized on non-accrual loans for the year ended December 31, 2025 compared to $287,000 for the same period in 2024. Accrued interest of $2.4 million and $1.4 million was reversed during the year ended December 31, 2025 and December 31, 2024, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2025 and December 31, 2024, by type of modification granted and the financial effect of those modifications:

						Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Year Ended December 31, 2025
Commercial	$44,478	$22,300	$23,126	$89,904	0.37%	—%	3 to 26	$15,936
Commercial real estate	18,163	—	17,505	35,668	0.15%	—%	6	1,106
Total	$62,641	$22,300	$40,631	$125,572	0.52%
Year Ended December 31, 2024
Commercial	$58,346	$10,136	$9,931	$78,413	0.35%	—%	3 to 13	$6,103
Commercial real estate	18,488	15,831	13,915	48,234	0.21%	—%	3 to 4	$960
Total	$76,834	$25,967	$23,846	$126,647	0.56%
The table below details gross loans held for investment that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Year Ended December 31, 2025
Commercial	$26,482	$10,369	$23,940	$60,791
Commercial real estate	—	—	13,500	13,500
Total	$26,482	$10,369	$37,440	$74,291
Year Ended December 31, 2024
Commercial	$6,031	$—	$1,756	$7,787
Total	$6,031	$—	$1,756	$7,787
The table below provides an age analysis of gross loans held for investment as of December 31, 2025 and December 31, 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
December 31, 2025
Commercial	$—	$—	$37,486	$14,679	$52,165
Commercial real estate	—	—	17,190	—	17,190
Total	$—	$—	$54,676	$14,679	$69,355
December 31, 2024
Commercial	$7,350	$—	$18,761	$29,598	$55,709
Commercial real estate	—	—	32,404	15,830	48,234
Total	$7,350	$—	$51,165	$45,428	$103,943

(5) Leases
The following table presents ROU assets and lease liabilities:

	Year Ended December 31,
(in thousands)	2025	2024
ROU assets:
Finance leases	$2,918	$227
Operating leases	163,886	166,194
Total	$166,804	$166,421
Lease liabilities
Finance leases	$3,201	$234
Operating leases	227,874	224,973
Total	$231,075	$225,207
As of December 31, 2025, operating leases had remaining lease terms of approximately 1 year to 14 years, while finance leases had remaining terms of less than 3 years.
The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of ROU assets	$813	$1,303
Interest on lease liabilities	66	19
Operating lease cost	19,733	21,593
Short-term lease cost	35	37
Variable lease cost	9,309	6,069
Net lease cost	$29,956	$29,021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$66	$19
Operating cash flows from operating leases	25,995	46,920
Financing cash flows from finance leases	537	1,315
ROU assets obtained in exchange for new finance leases	3,504	—
ROU assets obtained in exchange for new operating leases	13,405	123,344
The table below summarizes other information related to operating and finance leases:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term - finance leases, in years	2.7	0.4
Weighted-average remaining lease term - operating leases, in years	12.9	13.5
Weighted-average discount rate - finance leases	4.06%	2.97%
Weighted-average discount rate - operating leases	4.56%	4.49%

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2025:

(in thousands)	Finance Leases	Operating Leases	Total
2026	$1,251	$23,637	$24,888
2027	1,251	23,294	24,545
2028	884	22,492	23,376
2029	—	21,817	21,817
2030	—	22,385	22,385
2030 and thereafter	—	194,079	194,079
Total lease payments	3,386	307,704	311,090
Less: Interest	(185)	(79,830)	(80,015)
Present value of lease liabilities	$3,201	$227,874	$231,075
As of December 31, 2025, the Company had $21.9 million of future payments for banking center and corporate office leases that have not yet commenced. These leases are expected to commence during 2026 and 2027, with lease terms of approximately 10 to 11 years.
(6) Premises & Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2025	2024
Premises	$81,475	$74,228
Furniture and equipment	50,213	47,327
Total cost	131,688	121,555
Accumulated depreciation	(43,685)	(36,112)
Total premises and equipment, net	$88,003	$85,443
Depreciation and amortization expense for the above premises and equipment was approximately $13.5 million, $11.8 million and $10.4 million in 2025, 2024 and 2023, respectively.
(7) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2025	2024
Non-interest bearing deposits	$6,959,097	$7,485,428
Interest bearing deposits:
Transaction	3,340,998	2,787,913
Savings	14,031,123	12,712,510
Time	2,117,549	2,252,748
Total interest bearing deposits	19,489,670	17,753,171
Total deposits	$26,448,767	$25,238,599
The scheduled maturities of interest bearing time deposits were as follows at December 31, 2025:

(in thousands)
2026	$2,055,652
2027	57,916
2028	441
2029	69
2030	3,180
2031 and after	291
Total	$2,117,549
At December 31, 2025 and 2024, interest bearing time deposits greater than $250,000 were approximately $600.1 million and $495.5 million, respectively.

(8) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of the Company’s short-term borrowings, all of which mature within one year:

(dollars in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2025
Amount outstanding at year-end	$30,000	$—	$300,000
Interest rate at year-end	3.74%	—%	3.72%
Average balance outstanding during the year	$39,691	$—	$288,808
Weighted-average interest rate during the year	4.51%	—%	4.35%
Maximum month-end outstanding during the year	$588,000	$—	$1,400,000
December 31, 2024
Amount outstanding at year-end	$—	$—	$885,000
Interest rate at year-end	—%	—%	4.38%
Average balance outstanding during the year	$16	$—	$933,880
Weighted-average interest rate during the year	17.82%	—%	5.35%
Maximum month-end outstanding during the year	$—	$—	$1,675,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	December 31, 2025	December 31, 2024
FHLB borrowing capacity relating to loans and pledged securities	$2,570,596	$4,664,703
FHLB borrowing capacity relating to unencumbered securities	4,594,553	4,189,993
Total FHLB borrowing capacity(1)	$7,165,149	$8,854,696
Unused federal funds lines available from commercial banks	$1,520,000	$1,370,000
Unused Federal Reserve borrowings capacity	$9,174,238	$5,436,652
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2027. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the year ended December 31, 2025 or 2024.
The table below presents a summary of long-term debt:

(in thousands)	December 31, 2025	December 31, 2024
Bank-issued 5.25% fixed rate subordinated notes due 2026	$134,509	$174,717
Company-issued 4.00% fixed rate subordinated notes due 2031	372,660	372,223
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$620,575	$660,346
During the second quarter of 2025, the Company partially paid down $40.5 million of the bank-issued 5.25% fixed rate subordinated notes due 2026. The notes matured and were repaid in full in January 2026.
The Company-issued 4.00% fixed rate subordinated notes due 2031 are redeemable, in whole or in part, on May 6, 2026 and any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest thereon. Furthermore, the interest rate on these notes will reset on May 6, 2026 to a rate per annum equal to the five-year U.S. treasury rate plus 3.15% for the five-year period from the reset date to maturity.
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

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Year Ended December 31, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	10,302	(7)	(1,372)	—	8,923
Ending balance	$58,209	$16	$3,979	$51	$62,255
Year Ended December 31, 2024
Beginning balance	$36,040	$6	$10,147	$169	$46,362
Provision for off-balance sheet credit losses	11,867	17	(4,796)	(118)	6,970
Ending balance	$47,907	$23	$5,351	$51	$53,332

(in thousands)				December 31, 2025	December 31, 2024
Commitments to extend credit - period end balance				$12,193,441	$9,694,406
Standby letters of credit - period end balance				610,178	538,047
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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the year ended December 31, 2025 or during 2024. On January 22, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program. During the year ended December 31, 2025, the Company repurchased 2,246,265 shares of its common stock for an aggregate price, including excise tax expense, of $185.8 million, at a weighted average price of $82.01 per share.
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

The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of December 31, 2025 and December 31, 2024.

			December 31, 2025		December 31, 2024
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,394,471	12.13%	$3,251,979	11.38%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,804,471	13.60%	3,661,979	12.82%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,509,943	16.12%	4,390,656	15.37%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,804,471	11.65%	3,661,979	11.33%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,618,691	13.01%	$3,611,714	12.75%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,618,691	13.01%	3,611,714	12.75%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,951,503	14.20%	3,968,168	14.00%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,618,691	11.18%	3,611,714	11.27%
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
(11) Stock-Based Compensation
The Company has a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan permits employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. These contributions were approximately $12.9 million, $13.8 million and $15.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
The Company also offers a non-qualified deferred compensation plan for executives and key members of management in order to assist in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows the Company to make discretionary contributions on behalf of a participant as well as matching contributions. The Company did not make any matching contributions in 2025, 2024, or 2023. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. Salary deferrals are recorded as salaries and employee benefits expense on the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
The Company has an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2025, 2024 and 2023, 246,976, 231,505 and 210,558 shares, respectively, had been purchased on behalf of employees under the ESPP.
The Company has stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements and may be settled in shares of common stock or paid in cash. Under the plans, the Company may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance awards or any combination thereof to employees and non-employee directors. The Company has historically issued new shares to satisfy share unit conversions. A total of 2,500,000 shares are authorized for grant under the current plan. Total shares remaining available for grant under the current plan at December 31, 2025 were 1,050,055.

A summary of the Company’s stock-settled RSU activity and related information is as follows. Grants of stock-settled RSUs include time-based vesting conditions that generally vest ratably over a period of three years. Also included are grants of stock-settled RSUs with both time-based and performance-based or market-based vesting conditions that generally vest at the end of a three-year period.

	December 31, 2025		December 31, 2024		December 31, 2023
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	854,651	$67.48	1,081,679	$66.91	1,155,652	$61.12
Granted	317,974	77.52	421,642	63.98	405,434	68.63
Vested	(355,708)	71.18	(528,208)	63.56	(355,046)	50.79
Forfeited	(30,614)	70.82	(120,462)	67.14	(124,361)	66.98
Outstanding at year-end	786,303	$70.27	854,651	$67.48	1,081,679	$66.91
Compensation expense	$25,144,000		$20,212,000		$24,200,000
Unrecognized compensation expense	$17,836,000		$24,014,000		$28,585,000
Weighted average years over which unrecognized compensation expense is expected to be recognized		1.70		1.76		1.89
Fair value of shares vested during the year	$25,319,000		$33,572,000		$18,117,000
Intrinsic value of shares vested during the year	$28,922,000		$32,049,000		$20,125,000
The grant date fair value of stock-settled RSUs and performance-based awards that do not contain market-based conditions is equal to the market price of common stock on the grant date. The value of performance awards that include a market-based condition is estimated on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	December 31, 2025	December 31, 2024	December 31, 2023
Risk-free interest rate	4.20%	4.41%	4.14%
Expected stock price volatility	37.1%	38.3%	50.2%
Simulation period	2.92 years	2.87 years	2.89 years
A summary of the Company’s cash-settled RSU activity and related information is as follows. Grants of cash-settled RSUs include time-based vesting conditions that generally vest ratably over a period of three years. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end.

	December 31, 2025	December 31, 2024	December 31, 2023
RSUs outstanding at beginning of year	194,811	—	—
Granted	261,921	226,864	—
Vested	(67,955)	(55)	—
Forfeited	(56,183)	(31,998)	—
RSUs outstanding at year-end	332,594	194,811	—
Compensation expense	$11,615,000	$4,481,000	$—
Weighted average years over which unrecognized compensation expense is expected to be recognized	1.88	2.19	0.00

(12) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$75,535	$37,878	$69,350
State	11,044	7,761	5,888
Total	86,579	45,639	75,238
Deferred:
Federal	14,506	(14,960)	(16,540)
State	1,381	(1,126)	(1,244)
Total	15,887	(16,086)	(17,784)
Total expense:
Federal	90,041	22,918	52,810
State	12,425	6,635	4,644
Total	$102,466	$29,553	$57,454
The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense and effective tax rate is as follows:

	Year ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. statutory rate	$90,869	21%	$22,483	21%	$51,785	21%
State and local taxes, net of federal income tax effect(1)	9,607	2%	2,539	2%	2,938	1%
Tax credits
Research & development	(1,338)	—%	(1,815)	(2)%	(855)	—%
Other	(378)	—%	(18)	—%	—	—%
Nontaxable or nondeductible items
Tax-exempt income	(1,885)	(1)%	(1,471)	(1)%	(350)	—%
Disallowed compensation	4,212	1%	2,022	2%	1,176	—%
Disallowed FDIC	2,311	1%	2,257	2%	1,863	1%
Other	(223)	—%	868	1%	742	—%
Uncertain tax positions recognized	(709)	—%	2,688	3%	155	—%
Effective tax rate	$102,466	24%	$29,553	28%	$57,454	23%
(1)For the years presented, California, Illinois, New York and New York City make up the majority (greater than 50%) of the tax effect in this category.
Cash paid for income taxes consists of the following:

	Year ended December 31,
(dollars in thousands)	2025		2024		2023
Federal	$57,000	81%	$45,000	85%	$67,000	93%
State	13,178	19%	7,815	15%	4,941	7%
Total	$70,178	100%	$52,815	100%	$71,941	100%
At December 31, 2025, 2024 and 2023, the Company had unrecognized tax benefits of $3.4 million, $4.3 million and $1.0 million, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would not have a material impact on the income tax provision or effective tax rate.
The Company is no longer subject to U.S. federal income tax examinations for years before 2022 or state and local income tax examinations for years before 2021.

The table below summarizes significant components of deferred tax assets and liabilities utilizing the federal corporate income tax rate of 21% and state tax rate of 3% for 2025 and 2% for 2024. Management believes it is more likely than not that all of the deferred tax assets will be realized.

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$76,543	$73,394
Lease liabilities	53,144	50,852
Loan origination fees, net	17,979	14,765
Stock compensation	6,942	6,518
Non-accrual interest	2,718	2,707
Deferred compensation	5,442	5,336
Net unrealized losses in AOCI	19,292	53,404
Other	2,441	6,108
Total deferred tax assets	184,501	213,084
Deferred tax liabilities:
Lease financing transactions	(17,125)	(15,262)
Lease ROU assets	(37,692)	(37,527)
Depreciation	(21,301)	(1,513)
Other	(60)	(460)
Total deferred tax liabilities	(76,178)	(54,762)
Net deferred tax asset	$108,323	$158,322
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,692,646	$—
Commercial mortgage-backed securities	—	248,012	—
CRT securities	—	—	10,797
Equity securities(1)	31,998	10,000	—
Trading securities(1)	—	3,924	—
Loans held for investment(2)	—	—	20,844
Derivative assets(3)	—	40,892	—
Securities sold not yet purchased(4)	12,026	—	—
Derivative liabilities(3)	—	24,458	—
Non-qualified deferred compensation plan liabilities(5)	18,989	—	—
December 31, 2024
Available-for-sale debt securities:(1)
U.S. Treasury securities	$277,285	$—	$—
Residential mortgage-backed securities	—	3,034,043	—
Commercial mortgage-backed securities	—	201,432	—
CRT securities	—	—	11,926
Equity securities(1)	59,235	16,026	—
Loans held for investment(2)	—	—	35,318
Derivative assets(3)	—	23,202	—
Securities sold not yet purchased(4)	33,705	—	—
Derivative liabilities(3)	—	57,906	—
Non-qualified deferred compensation plan liabilities(5)	19,109	—	—
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
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year Ended December 31, December 31, 2025
Available-for-sale debt securities:(1)
CRT securities	$11,926	$—	$(1,218)	$—	$89	$10,797
Year Ended December 31, December 31, 2024
Available-for-sale debt securities:(1)
CRT securities	$11,995	$—	$(1,170)	$—	$1,101	$11,926
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2025, the discount rates utilized ranged from 4.66% to 5.81% and the weighted-average life ranged from 3.88 years to 5.65 years. On a combined amortized cost weighted-average basis a discount rate of 5.16% and a weighted-average life of 4.65 years were utilized to determine the fair value of these securities at December 31, 2025. At December 31, 2024, the combined weighted-average discount rate and weighted-average life utilized were 5.63% and 5.35 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $20.8 million fair value of loans held for investment at December 31, 2025 reported above includes impaired loans with a carrying value of $30.1 million that were reduced by specific allowance allocations totaling $9.3 million based on collateral valuations utilizing Level 3 inputs. The $35.3 million fair value of loans held for investment at December 31, 2024 reported above includes impaired loans with a carrying value of $63.6 million that were reduced by specific allowance allocations totaling $28.3 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$2,099,118	$2,099,118	$2,099,118	$—	$—
Available-for-sale debt securities	3,951,455	3,951,455	—	3,940,658	10,797
Held-to-maturity debt securities	725,722	654,832	—	654,832	—
Equity securities	41,998	41,998	31,998	10,000	—
Trading securities	3,924	3,924	—	3,924	—
Loans held for sale	4,361	4,361	—	4,361	—
Loans held for investment, net	23,769,645	23,604,206	—	—	23,604,206
Derivative assets	40,892	40,892	—	40,892	—
Financial liabilities:
Total deposits	26,448,767	26,450,932	—	—	26,450,932
Short-term borrowings	330,000	330,000	—	330,000	—
Long-term debt	620,575	593,610	—	593,610	—
Securities sold not yet purchased	12,026	12,026	12,026	—	—
Derivative liabilities	24,458	24,458	—	24,458	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$3,188,808	$3,188,808	$3,188,808	$—	$—
Available-for-sale debt securities	3,524,686	3,524,686	277,285	3,235,475	11,926
Held-to-maturity debt securities	796,168	678,174	—	678,174	—
Equity securities	75,261	75,261	59,235	16,026	—
Loans held for investment, net	22,178,357	22,115,585	—	—	22,115,585
Derivative assets	23,202	23,202	—	23,202	—
Financial liabilities:
Total deposits	25,238,599	25,245,009	—	—	25,245,009
Short-term borrowings	885,000	885,000	—	885,000	—
Long-term debt	660,346	622,713	—	622,713	—
Securities sold not yet purchased	33,705	33,705	33,705	—	—
Derivative liabilities	57,906	57,906	—	57,906	—

(14) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	December 31, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,050,000	$4,067	$770	$2,600,000	$254	$23,265
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	265,943	1,212	984	485,948	5,462	5,299
Interest rate contracts:
Swaps	6,669,382	31,587	31,587	6,273,301	45,771	45,771
Caps and floors written	2,740,883	3,718	1,054	970,451	1,066	2,529
Caps and floors purchased	2,782,162	1,179	3,842	970,451	2,529	1,066
Forward contracts	22,454,928	40,214	40,021	20,237,917	41,896	41,035
Gross derivatives		81,977	78,258		96,978	118,965
Netting adjustment - offsetting derivative assets/liabilities		(33,926)	(33,926)		(44,097)	(44,097)
Netting adjustment - cash collateral received/posted		(7,159)	(19,874)		(29,679)	(16,962)
Net derivatives included on the consolidated balance sheets		$40,892	$24,458		$23,202	$57,906
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $40.9 million at December 31, 2025 and approximately $23.2 million at December 31, 2024. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At December 31, 2025, the Company had $29.5 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $7.6 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2024, were $71.3 million in cash collateral pledged to counterparties and $31.0 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 23 risk participation agreements where it acts as a participant bank with a notional amount of $338.1 million at December 31, 2025, compared to 17 risk participation agreements with a notional amount of $228.6 million at December 31, 2024. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $510,000 at December 31, 2025 and $4.1 million at December 31, 2024. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2025 and December 31, 2024. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 47 risk participation agreements where the Company acts as the lead bank having a notional amount of $603.1 million at December 31, 2025, compared to 25 agreements having a notional amount of $349.5 million at December 31, 2024.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the year ended December 31, 2025, the Company recorded $581,000 in unrealized gains to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $23.2 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $1.2 million will be reclassified from AOCI as a decrease to interest income. As of December 31, 2025, the maximum length of time over which forecasted transactions are hedged is 2.25 years.

(15) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Year Ended December 31, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	581	122,408	—	122,989
Amounts reclassified into net income	23,176	—	6,470	29,646
Total other comprehensive income	23,757	122,408	6,470	152,635
Income tax expense	5,382	27,440	1,291	34,113
Total other comprehensive income, net of tax	18,375	94,968	5,179	118,522
Ending balance	$3,100	$(36,563)	$(31,122)	$(64,585)
Year Ended December 31, 2024
Beginning balance	$(45,749)	$(273,806)	$(42,449)	$(362,004)
Change in unrealized gain/(loss)	(28,672)	(2,883)	—	(31,555)
Amounts reclassified into net income	66,852	179,581	6,844	253,277
Total other comprehensive income	38,180	176,698	6,844	221,722
Income tax expense	7,706	34,423	696	42,825
Total other comprehensive income, net of tax	30,474	142,275	6,148	178,897
Ending balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
(16) Related Party Transactions
During 2025 and 2024, the Company had transactions with its directors, executive officers and their affiliates. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions, all made on substantially the same terms as the then prevailing market and credit terms extended to other customers.
(17) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. are as follows:
Balance Sheet

	December 31,
(in thousands)	2025	2024
Assets
Cash and cash equivalents	$333,144	$205,377
Investment securities	11,450	38,683
Investment in subsidiaries	3,742,705	3,604,699
Other assets	47,649	29,389
Total assets	$4,134,948	$3,878,148
Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$17,500	$50,050
Long-term debt	486,066	485,629
Total liabilities	503,566	535,679
Stockholders’ Equity:
Preferred stock	300,000	300,000
Common stock	518	515
Additional paid-in capital	1,074,496	1,056,719
Retained earnings	2,808,645	2,470,184
Treasury stock	(487,692)	(301,842)
Accumulated other comprehensive loss	(64,585)	(183,107)
Total stockholders’ equity	3,631,382	3,342,469
Total liabilities and stockholders’ equity	$4,134,948	$3,878,148

Statement of Income

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest on notes receivable	$289	$2	$2,167
Dividend income	567	685	7,671
Other income	(485)	148	(94)
Total income	371	835	9,744
Interest expense	22,815	23,925	23,714
Salaries and benefits	1,066	922	835
Legal and professional	2,604	2,005	1,504
Other non-interest expense	2,020	2,072	1,823
Total expense	28,505	28,924	27,876
Loss before income taxes and equity in undistributed income of subsidiary	(28,134)	(28,089)	(18,132)
Income tax benefit	(7,038)	(8,102)	(4,537)
Loss before equity in undistributed income of subsidiary	(21,096)	(19,987)	(13,595)
Equity in undistributed income of subsidiary	351,340	97,495	201,189
Net income	330,244	77,508	187,594
Preferred stock dividends	17,250	17,250	17,250
Net income available to common stockholders	$312,994	$60,258	$170,344
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating Activities
Net income	$330,244	$77,508	$187,594
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiary	(351,340)	(97,495)	(201,189)
Depreciation and amortization	437	438	437
Net (gain)/loss recognized on equity securities	240	(4,395)	(508)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(11,827)	26,560	37,446
Accrued interest payable and other liabilities	(13,516)	26,355	16,941
Net cash provided by/(used in) operating activities	(45,762)	28,971	40,721
Investing Activities
Sales/(purchases) of equity securities, net	26,993	(15,443)	(18,337)
Repayments of investments in/(advances to) subsidiaries	(3,000)	(2,000)	160,000
Sale or repayment of investments in and advances to subs	360,000	—	—
Net cash provided by/(used in) investing activities	383,993	(17,443)	141,663
Financing Activities
Issuance of stock related to stock-based awards	(7,364)	(9,065)	(4,215)
Preferred stock dividends paid	(17,250)	(17,250)	(17,250)
Repurchase of common stock	(185,850)	(81,508)	(105,024)
Net cash used in financing activities	(210,464)	(107,823)	(126,489)
Net increase/(decrease) in cash and cash equivalents	127,767	(96,295)	55,895
Cash and cash equivalents at beginning of year	205,377	301,672	245,777
Cash and cash equivalents at end of year	$333,144	$205,377	$301,672
(18) New Accounting Standards
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

Accounting Standards Update 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-01 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-03 “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) amends the guidance to improve the requirements for identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). The amendments require entities to consider the general accounting acquirer factors in Topic 805 when the transaction is primarily effected by the exchange of equity interests. ASU 2025-03 will be effective for the Company beginning January 1, 2027 and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-04 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer” (“ASU 2025-04”) clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the Company beginning January 1, 2027 and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 will be effective for the Company beginning January 1, 2026, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): (“ASU 2025-06”) removes all references to prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to start capitalizing software costs is when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”) refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. ASU 2025-07 also clarifies the guidance on share-based payments from a customer in a revenue contract under Topic 606. ASU 2025-07 will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-08 “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASC 2025-08”) amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-09 “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASC 2025-09”) clarifies the application of previous guidance and addresses emerging issues identified by stakeholders, including those related to reference rate reform. ASC 2025-09 will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-10 “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASC 2025-10”) adds guidance on the recognition, measurement and presentation of government grants. ASC 2025-10 will be effective for the Company beginning January 1, 2029 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASC 2025-11”) is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASC 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2025-12 “Codification Improvements” (“ASC 2025-12”) includes updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements. The amendments in ASC 2025-12 will be effective for the Company beginning January 1, 2029 and is not expected to have a significant impact on the Company’s financial statements.
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
As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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
February 10, 2026

ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Directors under the subheadings “Proposal One – Election of Directors,” “Qualifications Required of All Directors” and “Director Nominees” under the principal heading “Governance”; the information regarding Executive Officers under the subheading “Executive Officers” under the principal heading “Executive Compensation”; the information regarding the Code of Business Conduct under the principal heading “Governance”; the information under the subheading “Delinquent Section 16(a) Reports” under the principal heading “Stock Ownership Information”; the information regarding the Audit Committee under the subheading “Committees of the Board” under the principal heading “Governance”; and the information regarding the Insider Trading Policy under the subheading “Compensation and Other Policies - Insider Trading and Anti-Hedging / Anti-Pledging Policy” under the principal heading “Executive Compensation” in the Company’s 2026 Proxy Statement is incorporated herein by reference.
ITEM 11.     EXECUTIVE COMPENSATION
The information under the subheading “Director Compensation” under the principal heading “Governance” and the information under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “2026 CEO Pay Ratio” and “2026 Pay Versus Performance” under the principal heading “Executive Compensation” in the Company’s 2026 Proxy Statement is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Executive Compensation” and the information under the principal heading “Stock Ownership Information” in the Company’s 2026 Proxy Statement is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading “Director Nominees” under the principal heading “Governance” and the information under the subheading “Indebtedness of Management and Related Party Transactions” under the principal heading “Executive Compensation” in the Company’s 2026 Proxy Statement is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading “Proposal Two – Ratification of Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm” and under the principal heading “Audit Matters” in the Company’s 2026 Proxy Statement is incorporated herein by reference.
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

10.5	Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2022+
10.6	Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, as amended and restated, which is incorporated by reference to the Company’s Registration Statement on Form S-8 dated April 17, 2025+
10.7
Form of 2022 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.8
Form of 2022 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2015 Lon-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 21, 2022+

10.9
Form of 2023 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 20, 2023+

10.10
Form of 2023 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated April 20, 2023+

10.11
Form of 2024 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 18, 2024+

10.12
Form of 2024 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 18, 2024+

10.13
Form of 2025 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 17, 2025+

10.14
Form of 2025 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 17, 2025+

10.15	Key Executive Severance Policy, which is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 9, 2022+
10.16	Key Executive Change-in-Control Severance Policy, which is incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated February 9, 2022+
19.1	Insider Trading Standard*

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, which is incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K dated February 13, 2024
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 10, 2026	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ ROB C. HOLMES
Rob C. Holmes Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 10, 2026	/S/ ROBERT W. STALLINGS
Robert W. Stallings Lead Independent Director

Date:	February 10, 2026	/S/ J. MATTHEW SCURLOCK
J. Matthew Scurlock Chief Financial Officer (principal financial officer)

Date:	February 10, 2026	/S/ ELLEN E. DETRICH

Ellen E. Detrich Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 10, 2026	/S/ PAOLA M. ARBOUR
Paola M. Arbour Director

Date:	February 10, 2026	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 10, 2026	/S/ RANJANA B. CLARK
Ranjana B. Clark Director

Date:	February 10, 2026	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 10, 2026	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 10, 2026	/S/ THOMAS E. LONG
Thomas E. Long Director

Date:	February 10, 2026	/S/ MARK W. MIDKIFF
Mark W. Midkiff Director

Date:	February 10, 2026	/S/ ELYSIA HOLT RAGUSA
Elysia Holt Ragusa Director

Date:	February 10, 2026	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 10, 2026	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 10, 2026	/S/ LAURA L. WHITLEY
Laura L. Whitley Director