Form 10-Q
period 2026-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2026-04-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On April 21, 2026, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 43,670,939

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$254,428	$201,315
Interest bearing cash and cash equivalents	2,702,183	1,897,803
Available-for-sale debt securities	3,913,855	3,951,455
Held-to-maturity debt securities	709,594	725,722
Equity securities	42,024	41,998
Trading debt securities	7,882	3,924
Debt and equity securities	4,673,355	4,723,099
Loans held for sale	21,333	4,361
Loans held for investment, mortgage finance	6,961,686	6,064,019
Loans held for investment	18,217,976	17,976,183
Less: Allowance for credit losses on loans	270,441	270,557
Loans held for investment, net	24,909,221	23,769,645
Premises and equipment, net	85,698	88,003
Accrued interest receivable and other assets	838,770	854,552
Goodwill and intangibles, net	1,496	1,496
Total assets	$33,486,484	$31,540,274
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,634,618	$6,959,097
Interest bearing deposits	20,882,070	19,489,670
Total deposits	28,516,688	26,448,767
Accrued interest payable	9,420	6,716
Other liabilities	475,876	502,834
Short-term borrowings	—	330,000
Long-term debt	878,293	620,575
Total liabilities	29,880,277	27,908,892
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at March 31, 2026 and December 31, 2025	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 51,974,496 and 51,786,456 at March 31, 2026 and December 31, 2025, respectively	520	518
Additional paid-in capital	1,077,139	1,074,496
Retained earnings	2,878,120	2,808,645
Treasury stock - 8,303,191 and 7,532,768 shares at cost at March 31, 2026 and December 31, 2025, respectively	(562,833)	(487,692)
Accumulated other comprehensive loss, net of taxes	(86,739)	(64,585)
Total stockholders’ equity	3,606,207	3,631,382
Total liabilities and stockholders’ equity	$33,486,484	$31,540,274
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(in thousands except per share data)	2026	2025
Interest income
Interest and fees on loans	$348,020	$334,150
Debt and equity securities	49,590	46,565
Interest bearing cash and cash equivalents	21,484	46,574
Total interest income	419,094	427,289
Interest expense
Deposits	153,904	174,936
Short-term borrowings	2,360	8,246
Long-term debt	8,111	8,073
Total interest expense	164,375	191,255
Net interest income	254,719	236,034
Provision for credit losses	16,000	17,000
Net interest income after provision for credit losses	238,719	219,034
Non-interest income
Service charges on deposit accounts	9,223	7,840
Wealth management and trust fee income	4,388	3,964
Brokered loan fees	2,006	1,949
Investment banking and advisory fees	32,016	16,478
Trading income	10,251	5,939
Other	11,382	8,274
Total non-interest income	69,266	44,444
Non-interest expense
Salaries and benefits	139,347	131,641
Occupancy expense	12,405	10,844
Marketing	4,972	5,009
Legal and professional	11,980	14,989
Communications and technology	27,172	23,642
Federal Deposit Insurance Corporation insurance assessment	4,877	5,341
Other	12,815	11,554
Total non-interest expense	213,568	203,020
Income before income taxes	94,417	60,458
Income tax expense	20,629	13,411
Net income	73,788	47,047
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$69,475	$42,734
Other comprehensive income
Change in unrealized gain/(loss)	$(31,328)	$50,279
Amounts reclassified into net income	2,557	10,359
Other comprehensive income/(loss)	(28,771)	60,638
Income tax expense/(benefit)	(6,617)	13,693
Other comprehensive income/(loss), net of tax	(22,154)	46,945
Comprehensive income	$51,634	$93,992
Basic earnings per common share	$1.58	$0.93
Diluted earnings per common share	$1.56	$0.92
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2024 (audited)	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	47,047	—	—	—	47,047
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	46,945	46,945
Total comprehensive income										93,992
Stock-based compensation expense recognized in earnings	—	—	—	—	10,359	—	—	—	—	10,359
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	187,227	2	(7,050)	—	—	—	—	(7,048)
Repurchase of common stock	—	—	—	—	—	—	(396,106)	(31,152)	—	(31,152)
Balance at March 31, 2025	300,000	$300,000	51,707,542	$517	$1,060,028	$2,538,385	(5,682,609)	$(332,994)	$(136,162)	$3,429,774

Balance at December 31, 2025 (audited)	300,000	$300,000	51,786,456	$518	$1,074,496	$2,808,645	(7,532,768)	$(487,692)	$(64,585)	$3,631,382
Comprehensive income/(loss):
Net income	—	—	—	—	—	73,788	—	—	—	73,788
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(22,154)	(22,154)
Total comprehensive income										51,634
Stock-based compensation expense recognized in earnings	—	—	—	—	12,205	—	—	—	—	12,205
Preferred stock dividend	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Issuance of stock related to stock-based awards	—	—	188,040	2	(9,562)	—	—	—	—	(9,560)
Repurchase of common stock	—	—	—	—	—	—	(770,423)	(75,141)	—	(75,141)
Balance at March 31, 2026	300,000	$300,000	51,974,496	$520	$1,077,139	$2,878,120	(8,303,191)	$(562,833)	$(86,739)	$3,606,207
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities
Net income	$73,788	$47,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,000	17,000
Depreciation and amortization	12,816	9,217
Net (gain)/loss on equity securities	(1,646)	2,052
Sales/(purchases) of trading debt securities, net	(3,958)	(1,824)
Stock-based compensation expense	17,499	12,750
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	16,089	4,604
Accrued interest payable and other liabilities	(43,059)	(90,478)
Net cash provided by operating activities	87,529	368
Investing activities
Purchases of available-for-sale debt securities	(134,520)	(198,597)
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	153,484	97,698
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	16,907	17,659
Sales/(purchases) of equity securities, net	1,620	1,546
Originations of loans held for investment, mortgage finance	(23,599,090)	(18,466,846)
Proceeds from pay-offs of loans held for investment, mortgage finance	22,701,423	18,956,879
Decrease/(increase) in loans held for investment, excluding mortgage finance, net	(280,484)	(429,548)
Purchase of premises and equipment, net	(1,357)	(2,416)
Net cash used in investing activities	(1,142,017)	(23,625)
Financing activities
Net increase/(decrease) in deposits, net	2,067,921	814,435
Issuance of stock related to stock-based awards	(9,560)	(7,048)
Preferred stock dividends paid	(4,313)	(4,313)
Repurchase of common stock	(75,141)	(31,152)
Net increase/(decrease) in short-term borrowings, net	(330,000)	(135,000)
Redemption of long-term debt	(134,525)	—
Issuance of long-term debt	397,599	—
Net cash provided by financing activities	1,911,981	636,922
Net increase in cash and cash equivalents	857,493	613,665
Cash and cash equivalents at beginning of period	2,099,118	3,188,808
Cash and cash equivalents at end of period	$2,956,611	$3,802,473
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$180,511	$189,665
Cash paid/(refunded) during the period for income taxes:	$1,620	$(1,290)
Transfers of loans from held for investment to held for sale	$21,333	$—
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
The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made present a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements and the notes to the consolidated unaudited financial statements required by GAAP for complete annual financial statements do not include all of the information and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands except share and per share data)	2026	2025
Numerator:
Net income	$73,788	$47,047
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$69,475	$42,734
Denominator:
Basic earnings per common share—weighted average common shares	44,094,304	46,123,416
Effect of dilutive outstanding stock-settled awards	506,825	493,288
Dilutive earnings per common share—weighted average diluted common shares	44,601,129	46,616,704
Basic earnings per common share	$1.58	$0.93
Diluted earnings per common share	$1.56	$0.92
Anti-dilutive outstanding stock-settled awards	25,424	22,707

(3) Debt and Equity Securities
The following is a summary of the Company’s debt and equity securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,723,642	$25,241	$(93,382)	$3,655,501
Commercial mortgage-backed securities	245,890	2,114	(224)	247,780
Credit risk transfer securities	11,013	—	(439)	10,574
Total available-for-sale debt securities	3,980,545	27,355	(94,045)	3,913,855
Held-to-maturity debt securities:
Residential mortgage-backed securities	709,594	—	(71,010)	638,584
Total held-to-maturity debt securities	709,594	—	(71,010)	638,584
Equity securities				42,024
Trading debt securities				7,882
Total debt and equity securities(2)				$4,673,355
December 31, 2025
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,743,234	$41,037	$(91,625)	$3,692,646
Commercial mortgage-backed securities	244,457	3,555	—	248,012
Credit risk transfer securities	11,248	—	(451)	10,797
Total available-for-sale debt securities	3,998,939	44,592	(92,076)	3,951,455
Held-to-maturity debt securities:
Residential mortgage-backed securities	725,722	—	(70,890)	654,832
Total held-to-maturity debt securities	725,722	—	(70,890)	654,832
Equity securities				41,998
Trading debt securities				3,924
Total debt and equity securities(2)				$4,723,099
(1)    Excludes accrued interest receivable of $16.0 million and $16.1 million at March 31, 2026 and December 31, 2025, respectively, related to available-for-sale debt securities and $1.1 million and $1.2 million at March 31, 2026 and December 31, 2025, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading debt securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
The amortized cost and estimated fair value as of March 31, 2026, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	257,612	259,076	—	—
Due after ten years	3,722,933	3,654,779	709,594	638,584
Total	$3,980,545	$3,913,855	$709,594	$638,584

The table below presents the weighted average yields for the Company’s available-for-sale debt securities as of March 31, 2026. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	Residential mortgage-backed securities	Commercial mortgage-backed securities	CRT securities
Due within one year	—%	—%	—%
Due after one year through five years	—	—	—
Due after five years through ten years	3.91	4.84	3.79
Due after ten years	4.70	—	—
Total	4.70%	4.84%	3.79%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
Residential mortgage-backed securities	$613,940	$(2,752)	$741,764	$(90,630)	$1,355,704	$(93,382)
Commercial mortgage-backed securities	57,003	(224)	—	—	57,003	(224)
Credit risk transfer securities	—	—	10,574	(439)	10,574	(439)
Total	$670,943	$(2,976)	$752,338	$(91,069)	$1,423,281	$(94,045)
December 31, 2025
Residential mortgage-backed securities	$203,193	$(97)	$934,222	$(91,528)	$1,137,415	$(91,625)
Commercial mortgage-backed securities	—	—	—	—	—	—
Credit risk transfer securities	—	—	10,797	(451)	10,797	(451)
Total	$203,193	$(97)	$945,019	$(91,979)	$1,148,212	$(92,076)
At March 31, 2026, the Company had 41 available-for-sale debt securities in an unrealized loss position, comprised of 37 residential mortgage-backed securities, two commercial mortgage-backed securities and two credit risk transfer securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income (“AOCI”). Held-to-maturity debt securities consist of government guaranteed securities for which no loss is expected. At March 31, 2026 and December 31, 2025, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At March 31, 2026 and December 31, 2025, debt securities with carrying values of approximately $913,000 and $937,000, respectively, were pledged to secure certain customer deposits.
Equity Securities
The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net gains/(losses) recognized during the period	$1,646	$(1,708)
Less: Realized net gains/(losses) recognized on securities sold	608	328
Unrealized net gains/(losses) recognized on securities still held	$1,038	$(2,036)

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	March 31, 2026	December 31, 2025
Loans held for investment(1)(2):
Commercial	$12,499,262	$12,163,545
Mortgage finance	6,961,686	6,064,019
Commercial real estate	5,287,272	5,378,712
Consumer	431,442	433,926
Loans held for investment	25,179,662	24,040,202
Allowance for credit losses on loans	(270,441)	(270,557)
Total loans held for investment, net	$24,909,221	$23,769,645
(1)    Excludes accrued interest receivable of $104.4 million and $107.3 million at March 31, 2026 and December 31, 2025, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Loans are presented net of deferred loan fees and costs totaling $104.8 million and $106.8 million at March 31, 2026 and December 31, 2025, respectively.

The following tables summarize loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2026	2025	2024	2023	2022	2021 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2026
Commercial
(1-7) Pass	$540,210	$1,898,487	$1,093,995	$605,811	$634,839	$220,996	$7,193,115	$9,331	$12,196,784
(8) Special mention	40	7,709	27,346	10,872	15,399	14,284	28,101	708	104,459
(9) Substandard - accruing	—	25,083	8,756	11,892	—	37,997	15,281	—	99,009
(9+) Non-accrual	161	12,440	219	32,554	24,804	11,458	17,374	—	99,010
Total commercial	$540,411	$1,943,719	$1,130,316	$661,129	$675,042	$284,735	$7,253,871	$10,039	$12,499,262
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,961,686	$—	$6,961,686
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,961,686	$—	$6,961,686
Commercial real estate
(1-7) Pass	$309,009	$821,246	$595,484	$875,749	$1,267,974	$934,525	$129,491	$5,956	$4,939,434
(8) Special mention	—	818	45,444	70,778	70,125	67,499	7,000	—	261,664
(9) Substandard - accruing	—	11	348	—	39,776	102	—	—	40,237
(9+) Non-accrual	—	—	25,532	—	20,405	—	—	—	45,937
Total commercial real estate	$309,009	$822,075	$666,808	$946,527	$1,398,280	$1,002,126	$136,491	$5,956	$5,287,272
Consumer
(1-7) Pass	$9,654	$33,375	$35,645	$26,978	$45,306	$183,101	$97,084	$—	$431,143
(8) Special mention	—	—	—	—	—	299	—	—	299
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$9,654	$33,375	$35,645	$26,978	$45,306	$183,400	$97,084	$—	$431,442
Total	$859,074	$2,799,169	$1,832,769	$1,634,634	$2,118,628	$1,470,261	$14,449,132	$15,995	$25,179,662
Gross charge-offs	$—	$2,760	$—	$914	$7,164	$—	$6,651	$—	$17,489

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2025
Commercial
(1-7) Pass	$2,038,311	$1,164,863	$671,070	$670,995	$107,970	$143,631	$6,977,639	$9,359	$11,783,838
(8) Special mention	7,659	16,204	16,093	42,441	15,346	1,239	39,073	—	138,055
(9) Substandard - accruing	25,513	8,824	44,506	—	34,641	4,192	27,830	—	145,506
(9+) Non-accrual	11,293	—	2,959	36,390	—	11,639	33,865	—	96,146
Total commercial	$2,082,776	$1,189,891	$734,628	$749,826	$157,957	$160,701	$7,078,407	$9,359	$12,163,545
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
Commercial real estate
(1-7) Pass	$781,062	$565,727	$941,760	$1,543,106	$423,708	$608,352	$254,480	$5,305	$5,123,500
(8) Special mention	743	45,137	728	90,752	61,132	1,530	7,800	766	208,588
(9) Substandard - accruing	10	25,880	—	—	—	—	—	—	25,890
(9+) Non-accrual	—	—	—	20,734	—	—	—	—	20,734
Total commercial real estate	$781,815	$636,744	$942,488	$1,654,592	$484,840	$609,882	$262,280	$6,071	$5,378,712
Consumer
(1-7) Pass	$36,507	$37,851	$28,181	$50,765	$72,924	$113,440	$94,258	$—	$433,926
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$36,507	$37,851	$28,181	$50,765	$72,924	$113,440	$94,258	$—	$433,926
Total	$2,901,098	$1,864,486	$1,705,297	$2,455,183	$715,721	$884,023	$13,498,964	$15,430	$24,040,202
Gross charge-offs	$11,233	$704	$4,234	$8,958	$28	$2,011	$25,715	$—	$52,883

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Three Months Ended March 31, 2026
Beginning balance	$202,029	$6,221	$60,559	$1,748	$270,557
Provision for credit losses on loans	29,111	(3,694)	(8,267)	92	17,242
Charge-offs	17,489	—	—	—	17,489
Recoveries	131	—	—	—	131
Net charge-offs (recoveries)	17,358	—	—	—	17,358
Ending balance	$213,782	$2,527	$52,292	$1,840	$270,441
Three Months Ended March 31, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	9,167	2,701	4,641	(42)	16,467
Charge-offs	10,197	—	500	—	10,697
Recoveries	483	—	413	4	900
Net charge-offs (recoveries)	9,714	—	87	(4)	9,797
Ending balance	$197,876	$5,456	$73,379	$1,668	$278,379
The Company recorded a $17.2 million provision for credit losses on loans for the three months ended March 31, 2026, compared to $16.5 million for the same period of 2025. The $17.2 million provision for credit losses on loans resulted primarily from an increase in criticized loans and $17.4 million in net charge-offs recorded during the three months ended March 31, 2026. Criticized loans totaled $650.6 million at March 31, 2026, compared to $634.9 million at December 31, 2025.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2026, the Company had $32.4 million in collateral-dependent commercial loans, collateralized by business assets, and $45.9 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
March 31, 2026
Commercial	$15,907	$332	$18,030	$34,269	$99,010	$12,365,983	$12,499,262	$3,430
Mortgage finance	—	—	—	—	—	6,961,686	6,961,686	—
Commercial real estate	63	548	—	611	45,937	5,240,724	5,287,272	1,534
Consumer	1,627	—	—	1,627	—	429,815	431,442	—
Total	$17,597	$880	$18,030	$36,507	$144,947	$24,998,208	$25,179,662	$4,964
(1)As of March 31, 2026, $463,000 of non-accrual loans were earning interest income on a cash basis compared to $470,000 as of December 31, 2025. Additionally, no interest income was recognized on non-accrual loans for the three months ended March 31, 2026 compared to $64,000 recognized for the same period in 2025. Accrued interest of $4.8 million and $7,000 was reversed during the three months ended March 31, 2026 and March 31, 2025, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months March 31, 2026 and March 31, 2025, by type of modification granted and the financial effect of those modifications:

						Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended March 31, 2026
Commercial	$25,520	$1,365	$—	$26,885	0.11%	—%	4	$1,901
Commercial real estate	—	—	16,895	16,895	0.07%	—%	6	737
Total	$25,520	$1,365	$16,895	$43,780	0.17%
Three Months Ended March 31, 2025
Commercial	$1,817	$—	$788	$2,605	0.01%	—%	6 to 12	$135
Commercial real estate	18,163	—	—	18,163	0.08%	—%	—	$369
Total	$19,980	$—	$788	$20,768	0.09%
The table below details loans held for investment that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Payment Deferral and Term Extension	Total
Three Months Ended March 31, 2026
Commercial	$166	$—	$166
Commercial real estate	—	—	—
Total	$166	$—	$166
Three Months Ended March 31, 2025
Commercial	$2,996	$—	$2,996
Commercial real estate	—	13,500	13,500
Total	$2,996	$13,500	$16,496
The table below provides an age analysis of loans held for investment as of March 31, 2026 and March 31, 2025 made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
March 31, 2026
Commercial	$—	$—	$59,015	$17,139	$76,154
Commercial real estate	—	—	16,895	—	16,895
Total	$—	$—	$75,910	$17,139	$93,049
March 31, 2025
Commercial	$—	$—	$9,567	$33,825	$43,392
Commercial real estate	—	—	31,663	15,831	47,494
Total	$—	$—	$41,230	$49,656	$90,886

(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	March 31, 2026	December 31, 2025
Federal funds purchased	$—	$30,000
Federal Home Loan Bank (“FHLB”) borrowings	—	300,000
Total short-term borrowings	$—	$330,000

The table below presents a summary of long-term debt:

(in thousands)	March 31, 2026	December 31, 2025
Bank-issued 5.25% fixed rate subordinated notes due 2026	$—	$134,509
Company-issued 4.00% fixed rate subordinated notes due 2031	372,770	372,660
Company-issued 5.301% fixed rate senior notes due February 2032	392,117	—
Trust preferred floating rate subordinated debentures due 2032 to 2036	113,406	113,406
Total long-term debt	$878,293	$620,575
During the first quarter of 2026, the bank-issued 5.25% fixed rate subordinated notes due 2026 matured and were repaid in full.
The Company-issued 4.00% fixed rate subordinated notes due 2031 are redeemable, in whole or in part, on May 6, 2026 and any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest thereon. Furthermore, the interest rate on these notes will reset on May 6, 2026 to a rate per annum equal to the five-year U.S. treasury rate plus 3.15% for the five-year period from the reset date to maturity. On March 9, 2026, the Company gave notice to the holders of these subordinated notes that it will redeem these notes in full on May 6, 2026 (the “redemption date”), at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest as of the redemption date.
On February 27, 2026, the Company issued $400.0 million of fixed-to-floating senior notes. The notes are redeemable, in whole or in part, on February 27, 2031 and mature on February 27, 2032. The notes bear interest at a fixed annual rate of 5.301%, payable semi-annually, for an initial five-year period and at a floating rate per annum equal to the compounded SOFR plus 1.94%, payable quarterly, for the final year.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Three Months Ended March 31, 2026
Beginning balance	$58,209	$16	$3,979	$51	$62,255
Provision for off-balance sheet credit losses	(277)	(8)	(964)	7	(1,242)
Ending balance	$57,932	$8	$3,015	$58	$61,013
Three Months Ended March 31, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	604	(2)	(61)	(8)	533
Ending balance	$48,511	$21	$5,290	$43	$53,865

(in thousands)				March 31, 2026	December 31, 2025
Commitments to extend credit - period end balance				$11,783,332	$12,193,441
Standby letters of credit - period end balance				637,349	610,178
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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. No dividends were declared or paid on the Company’s common stock during the three months ended March 31, 2026 or during 2025. On April 23, 2026, the Company and its board of directors declared and announced a cash dividend of $0.20 per common share. The dividend is payable on June 15, 2026, to holders of record at the close of business on June 1, 2026.
Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program. During the three months ended March 31, 2026, the Company repurchased 770,423 shares of its common stock for an aggregate price, including excise tax expense, of $75.1 million, at a weighted average price of $96.82 per share.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of March 31, 2026 and December 31, 2025.

			March 31, 2026		December 31, 2025
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,391,450	11.99%	$3,394,471	12.13%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,801,450	13.44%	3,804,471	13.60%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,505,674	15.93%	4,509,943	16.12%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,801,450	12.11%	3,804,471	11.65%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,708,376	13.18%	$3,618,691	13.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,708,376	13.18%	3,618,691	13.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,039,830	14.35%	3,951,503	14.20%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,708,376	11.91%	3,618,691	11.18%
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

The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock-settled awards:
RSUs	$12,205	$10,359
Cash-settled units	5,294	2,391
Total	$17,499	$12,750

(in thousands except period data)	March 31, 2026
Unrecognized compensation expense related to unvested stock-settled awards	$32,878
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	2.2
Unrecognized compensation expense related to cash-settled units	$37,330
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.3
(9) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in Accounting Standards Codification 820, Fair Value Measurements and Disclosures. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2025 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.
Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2026
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,655,501	$—
Commercial mortgage-backed securities	—	247,780	—
Credit risk transfer securities	—	—	10,574
Equity securities(1)	32,024	10,000	—
Trading debt securities(1)	—	7,882	—
Loans held for investment(2)	—	—	52,228
Derivative assets(3)	—	43,918	—
Other trading assets(4)	72	—	—
Derivative liabilities(3)	—	41,578	—
Securities sold not yet purchased(4)	12,503	—	—
Non-qualified deferred compensation plan liabilities(5)	18,008	—	—
December 31, 2025
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,692,646	$—
Commercial mortgage-backed securities	—	248,012	—
Credit risk transfer securities	—	—	10,797
Equity securities(1)	31,998	10,000	—
Trading debt securities	—	3,924	—
Loans held for investment(2)	—	—	20,844
Derivative assets(3)	—	40,892	—
Derivative liabilities(3)	—	24,458	—
Securities sold not yet purchased(4)	12,026	—	—
Non-qualified deferred compensation plan liabilities(5)	18,989	—	—
(1)Available-for-sale debt securities, equity securities and trading debt securities are measured at fair value on a recurring basis, generally monthly.
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

(4)Other trading assets and securities sold not yet purchased are measured at fair value on a recurring basis, generally monthly.
(5)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended March 31, 2026
Available-for-sale debt securities:(1)
Credit risk transfer securities	$10,797	$—	$(235)	$—	$12	$10,574
Three Months Ended March 31, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,926	$—	$(301)	$—	$(31)	$11,594
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
Credit risk transfer securities
The fair value of credit risk transfer securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2026, the discount rates utilized ranged from 4.79% to 6.11% and the weighted-average life ranged from 3.90 years to 5.65 years. On a combined amortized cost weighted-average basis a discount rate of 5.37% and a weighted-average life of 4.67 years were utilized to determine the fair value of these securities at March 31, 2026. At December 31, 2025, the combined weighted-average discount rate and weighted-average life utilized were 5.16% and 4.65 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $52.2 million fair value of loans held for investment at March 31, 2026 reported above includes impaired loans with a carrying value of $76.8 million that were reduced by specific allowance allocations totaling $24.6 million based on collateral valuations utilizing Level 3 inputs. The $20.8 million fair value of loans held for investment at December 31, 2025 reported above includes impaired loans with a carrying value of $30.1 million that were reduced by specific allowance allocations totaling $9.3 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$2,956,611	$2,956,611	$2,956,611	$—	$—
Available-for-sale debt securities	3,913,855	3,913,855	—	3,903,281	10,574
Held-to-maturity debt securities	709,594	638,584	—	638,584	—
Equity securities	42,024	42,024	32,024	10,000	—
Trading debt securities	7,882	7,882	—	7,882	—
Loans held for sale	21,333	21,333	—	21,333	—
Loans held for investment, net	24,909,221	24,699,883	—	—	24,699,883
Derivative assets	43,918	43,918	—	43,918	—
Other trading assets	72	72	72	—	—
Financial liabilities:
Total deposits	28,516,688	28,524,120	—	—	28,524,120
Long-term debt	878,293	849,030	—	849,030	—
Derivative liabilities	41,578	41,578	—	41,578	—
Securities sold not yet purchased	12,503	12,503	12,503	—	—
December 31, 2025
Financial assets:
Cash and cash equivalents	$2,099,118	$2,099,118	$2,099,118	$—	$—
Available-for-sale debt securities	3,951,455	3,951,455	—	3,940,658	10,797
Held-to-maturity debt securities	725,722	654,832	—	654,832	—
Equity securities	41,998	41,998	31,998	10,000	—
Trading debt securities	3,924	3,924	—	3,924	—
Loans held for sale	4,361	4,361		4,361
Loans held for investment, net	23,769,645	23,604,206	—	—	23,604,206
Derivative assets	40,892	40,892	—	40,892	—
Financial liabilities:
Total deposits	26,448,767	26,450,932	—	—	26,450,932
Short-term borrowings	330,000	330,000	—	330,000	—
Long-term debt	620,575	593,610	—	593,610	—
Derivative liabilities	24,458	24,458	—	24,458	—
Securities sold not yet purchased	12,026	12,026	12,026	—	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	March 31, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,200,000	$1,193	$8,732	$2,050,000	$4,067	$770
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	400,000	—	5,515	—	—	—
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	390,321	6,412	6,155	265,943	1,212	984
Interest rate contracts:
Swaps	7,026,856	23,609	23,609	6,669,382	31,587	31,587
Caps and floors written	2,531,138	2,104	2,764	2,740,883	3,718	1,054
Caps and floors purchased	2,572,417	2,871	2,211	2,782,162	1,179	3,842
Forward contracts	44,606,697	147,439	145,258	22,454,928	40,214	40,021
Gross derivatives		183,628	194,244		81,977	78,258
Netting adjustment - offsetting derivative assets/liabilities		(118,526)	(118,526)		(33,926)	(33,926)
Netting adjustment - cash collateral received/posted		(21,184)	(34,140)		(7,159)	(19,874)
Net derivatives included on the consolidated balance sheets		$43,918	$41,578		$40,892	$24,458
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $43.9 million at March 31, 2026 and approximately $40.9 million at December 31, 2025. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At March 31, 2026, the Company had $82.7 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $24.3 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2025, were $29.5 million in cash collateral pledged to counterparties and $7.6 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 25 risk participation agreements where it acts as a participant bank with a notional amount of $457.7 million at March 31, 2026, compared to 23 risk participation agreements with a notional amount of $338.1 million at December 31, 2025. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $1.4 million at March 31, 2026 and $510,000 at December 31, 2025. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2026 and December 31, 2025. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 54 risk participation agreements where the Company acts as the lead bank having a notional amount of $684.8 million at March 31, 2026, compared to 47 agreements having a notional amount of $603.1 million at December 31, 2025.
Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the three months ended March 31, 2026, the Company recorded $12.1 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $1.0 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $4.0 million will be reclassified from AOCI as an increase to interest income. As of March 31, 2026, the maximum length of time over which forecasted transactions are hedged is 2.17 years.

Derivatives Designated as Fair Value Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying fair value hedges to hedge the exposure to variability in fair value attributable to changes in a contractually specified interest rate. To qualify for hedge accounting the hedging relationship, both at inception and on an ongoing basis, must be expected to be highly effective in achieving offsetting fair value adjustments attributable to the hedged risk during the term of the hedge if a fair value hedge. As of March 31, 2026, all of the Company’s fair value hedges are accounted for using the shortcut method. The shortcut method assumes perfect hedge effectiveness and eliminates the quantitative aspect of assessing hedge effectiveness. The fair value hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in the same income statement line item as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged.
During the first quarter of 2026, the Company entered into a receive-fixed, pay-variable interest rate swap contract to hedge the change in the fair value due to fluctuations in market interest rates for the $400.0 million Company-issued 5.301% fixed rate senior notes. The change in fair value of the fair value hedge is recorded through earnings with an exact offset against the change in the fair value of the hedged item within interest expense on long-term debt in the consolidated statements of income. During the three months ended March 31, 2026, the Company recorded $60,000 in interest expense on long-term debt related to interest settlements on derivatives. As of March 31, 2026, the carrying amount of the hedged liability was $392.1 million, which included a $5.5 million cumulative basis reduction related to the application of hedge accounting.
(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended March 31, 2026
Beginning balance	$3,100	$(36,563)	$(31,122)	$(64,585)
Change in unrealized gain/(loss)	(12,122)	(19,206)	—	(31,328)
Amounts reclassified into net income	1,039	—	1,518	2,557
Total other comprehensive income/(loss)	(11,083)	(19,206)	1,518	(28,771)
Income tax expense/(benefit)	(2,549)	(4,417)	349	(6,617)
Total other comprehensive income/(loss), net of tax	(8,534)	(14,789)	1,169	(22,154)
Ending balance	$(5,434)	$(51,352)	$(29,953)	$(86,739)
Three Months Ended March 31, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	658	49,621	—	50,279
Amounts reclassified into net income	8,714	—	1,645	10,359
Total other comprehensive income	9,372	49,621	1,645	60,638
Income tax expense	2,117	11,204	372	13,693
Total other comprehensive income, net of tax	7,255	38,417	1,273	46,945
Ending balance	$(8,020)	$(93,114)	$(35,028)	$(136,162)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in the 2025 Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to: economic or business conditions in Texas, the United States or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors, including trade policies, geopolitical conflicts, inflation, including increased energy costs, unemployment rates and interest rates; TCBI’s ability to innovate, to anticipate the needs of our current and future customers and to manage increased or expanded competition from banks and other financial service providers in TCBI’s markets; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity or other limitations; TCBI’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business, products and services; risks related to potential strategic acquisitions, including the risk that TCBI may not be able to consummate acquisitions on favorable terms, if at all, and the risk that TCBI may not realize the anticipated benefits from acquisitions; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third party vendors, cyber or data privacy incidents or other failures, outages, disruptions or security breaches; TCBI’s ability to use technology to provide products and services to its customers; risks related to the development and use of artificial intelligence; changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; TCBI’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; the failure to identify, attract and retain key personnel and other employees and to engage in adequate succession planning; severe weather, natural disasters, climate change, acts of war, terrorism, global or other geopolitical conflicts, or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents and filings with the SEC. The information contained in this communication speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands except per share data)	2026	2025
Net interest income	$254,719	$236,034
Provision for credit losses	16,000	17,000
Non-interest income	69,266	44,444
Non-interest expense	213,568	203,020
Income before income taxes	94,417	60,458
Income tax expense	20,629	13,411
Net income	73,788	47,047
Preferred stock dividends	4,313	4,313
Net income available to common stockholders	$69,475	$42,734
Basic earnings per common share	$1.58	$0.93
Diluted earnings per common share	$1.56	$0.92
Net interest margin	3.43%	3.19%
Return on average assets (“ROA”)	0.95%	0.61%
Return on average common equity (“ROE”)	8.35%	5.56%
Efficiency ratio(1)	65.9%	72.4%
Non-interest income to average earning assets	0.93%	0.60%
Non-interest expense to average earning assets	2.87%	2.75%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
The Company reported net income of $73.8 million and net income available to common stockholders of $69.5 million for the three months ended March 31, 2026, compared to net income of $47.0 million and net income available to common stockholders of $42.7 million for the same period in 2025. On a fully diluted basis, earnings per common share was $1.56 for the three months ended March 31, 2026, compared to $0.92 for the same period in 2025. ROE was 8.35% and ROA was 0.95% for the three months ended March 31, 2026, compared to 5.56% and 0.61%, respectively, for the same period in 2025. The increase in net income for the three months ended March 31, 2026 compared to the same period in 2025 resulted primarily from increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Debt and equity securities(2)	$4,635,471	$49,598	4.30%	$4,463,876	$46,565	4.10%
Interest bearing cash and cash equivalents	2,419,518	21,484	3.60%	4,255,796	46,574	4.44%
Loans held for sale(3)	3,096	—	—%	335	2	2.97%
Loans held for investment, mortgage finance	5,239,103	51,573	3.99%	3,972,106	38,527	3.93%
Loans held for investment(3)	18,172,432	297,352	6.64%	17,527,070	296,091	6.85%
Less: Allowance for credit losses on loans	268,422	—	—%	272,758	—	—%
Loans held for investment, net	23,143,113	348,925	6.11%	21,226,418	334,618	6.39%
Total earning assets	30,201,198	420,007	5.63%	29,946,425	427,759	5.76%
Cash and other assets	1,173,895			1,157,184
Total assets	$31,375,093			$31,103,609
Liabilities and Stockholders’ Equity
Transaction deposits	$2,605,884	$14,980	2.33%	$2,163,250	$13,908	2.61%
Savings deposits	14,148,034	118,695	3.40%	13,357,243	133,577	4.06%
Time deposits	2,020,757	20,229	4.06%	2,329,384	27,451	4.78%
Total interest bearing deposits	18,774,675	153,904	3.32%	17,849,877	174,936	3.97%
Short-term borrowings	257,989	2,360	3.71%	751,500	8,246	4.45%
Long-term debt	675,780	8,111	4.87%	660,445	8,073	4.96%
Total interest bearing liabilities	19,708,444	164,375	3.38%	19,261,822	191,255	4.03%
Non-interest bearing deposits	7,489,751			7,875,244
Other liabilities	503,038			552,154
Stockholders’ equity	3,673,860			3,414,389
Total liabilities and stockholders’ equity	$31,375,093			$31,103,609
Net interest income		$255,632			$236,504
Net interest margin			3.43%			3.19%
(1)Taxable equivalent rates used where applicable.
(2)Yields are calculated using available-for-sale debt securities at amortized cost.
(3)Average balances include non-accrual loans.

Volume/Rate Analysis
The following table presents the changes in taxable equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three Months Ended March 31,
	2026/2025
	Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income
Debt and equity securities	$3,033	$1,735	$1,298
Interest bearing cash and cash equivalents	(25,090)	(20,103)	(4,987)
Loans held for sale	(2)	20	(22)
Loans held for investment, mortgage finance	13,046	12,278	768
Loans held for investment	1,261	10,900	(9,639)
Total interest income	(7,752)	4,830	(12,582)
Interest expense
Transaction deposits	1,072	2,849	(1,777)
Savings deposits	(14,882)	7,917	(22,799)
Time deposits	(7,222)	(3,638)	(3,584)
Short-term borrowings	(5,886)	(5,415)	(471)
Long-term debt	38	188	(150)
Total interest expense	(26,880)	1,901	(28,781)
Net interest income	$19,128	$2,929	$16,199
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $254.7 million for the three months ended March 31, 2026, compared to $236.0 million for the same period in 2025. The increase was primarily due to an increase in average earning assets and a decrease in funding costs.
Average earning assets increased $254.8 million for the three months ended March 31, 2026, compared to the same period in 2025, which included increases of $1.9 billion in average total loans held for investment and $171.6 million in average debt and equity securities, partially offset by a $1.8 billion decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $446.6 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase of $924.8 million in average interest bearing deposits, partially offset by a decrease of $493.5 million in average short-term borrowings. Average non-interest bearing deposits for the three months ended March 31, 2026 decreased to $7.5 billion from $7.9 billion for the same period in 2025.
Net interest margin for the three months ended March 31, 2026 was 3.43%, compared to 3.19% for the same period of 2025. The increase was primarily due to a decrease in funding costs.
The yield on total loans held for investment decreased to 6.11% for the three months ended March 31, 2026, compared to 6.39% for the same period in 2025, and the yield on earning assets decreased to 5.63% for the three months ended March 31, 2026, compared to 5.76% for the same period in 2025. Total cost of deposits decreased to 2.38% for the three months ended March 31, 2026 from 2.76% for the same period in 2025 and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.16% for the three months ended March 31, 2026, compared to 2.54% for the same period in 2025.

Non-interest Income

	Three Months Ended March 31,
(in thousands)	2026	2025
Service charges on deposit accounts	$9,223	$7,840
Wealth management and trust fee income	4,388	3,964
Brokered loan fees	2,006	1,949
Investment banking and advisory fees	32,016	16,478
Trading income	10,251	5,939
Available-for-sale debt securities losses	—	—
Other	11,382	8,274
Total non-interest income	$69,266	$44,444
Non-interest income increased $24.8 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increases in service charges on deposit accounts, investment banking and advisory fees, trading income and other non-interest income.
Non-interest Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Salaries and benefits	$139,347	$131,641
Occupancy expense	12,405	10,844
Marketing	4,972	5,009
Legal and professional	11,980	14,989
Communications and technology	27,172	23,642
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	4,877	5,341
Other	12,815	11,554
Total non-interest expense	$213,568	$203,020
Non-interest expense increased $10.5 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to increases in salaries and benefits, occupancy expense and communications and technology expense, partially offset by a decrease in legal and professional expense.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2025 Form 10-K for details of these portfolio segments.

(in thousands)	March 31, 2026	December 31, 2025
Commercial	$12,499,262	$12,163,545
Mortgage finance	6,961,686	6,064,019
Commercial real estate	5,287,272	5,378,712
Consumer	431,442	433,926
Total loans held for investment	$25,179,662	$24,040,202
Total loans held for investment were $25.2 billion at March 31, 2026, an increase of $1.1 billion from December 31, 2025, as increases in commercial and mortgage finance loans were partially offset by decreases in commercial real estate and consumer loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 28% and 25% of loans held for investment at March 31, 2026 and December 31, 2025, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of March 31, 2026, the Company had $6.6 billion in shared national credits, $1.2 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of March 31, 2026, approximately $28.9 million of the Company’s shared national credits were on non-accrual.

Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of March 31, 2026, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within Texas. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	March 31, 2026	December 31, 2025
Non-accrual loans held for investment
Commercial:
Business assets	$96,489	$92,725
Accounts receivable and inventory	1,145	1,177
Machinery and equipment	166	—
Unsecured	1,210	2,244
Total commercial	99,010	96,146
Commercial real estate:
Industrial buildings	18,871	19,200
Commercial building	1,534	1,534
Apartment building	25,532	—
Total commercial real estate	45,937	20,734
Total non-accrual loans held for investment	144,947	116,880
Non-accrual loans held for sale(1)	21,333	4,361
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$166,280	$121,241

Non-accrual loans held for investment to total loans held for investment	0.58%	0.49%
Total non-performing assets to total assets	0.50%	0.38%
Allowance for credit losses on loans to non-accrual loans held for investment	1.9x	2.3x

Loans held for investment past due 90 days and accruing	$18,030	$19,353
Loans held for investment past due 90 days to total loans held for investment	0.07%	0.08%
Loans held for sale past due 90 days and accruing	$—	$—
(1)    First quarter 2026 and fourth quarter 2025 includes non-accrual loans previously reported in loans held for investment that were transferred at fair value to held for sale as of March 31, 2026 and December 31, 2025, respectively.
Summary of Credit Loss Experience
The provision for credit losses, comprised of a provision for loans and off-balance sheet credit losses, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses at each balance sheet date.
The Company recorded a provision for credit losses of $16.0 million for the three months ended March 31, 2026, compared to a provision of $17.0 million for the three months ended March 31, 2025. The provision for credit losses for the three months ended March 31, 2026 reflects an increase in criticized loans and $17.4 million in net charge-offs recorded during the three months ended March 31, 2026. Criticized loans totaled $650.6 million at March 31, 2026, compared to $634.9 million at December 31, 2025.

The table below presents key metrics related to the Company’s credit loss experience:

	March 31, 2026	March 31, 2025
Allowance for credit losses on loans to total loans held for investment	1.07%	1.24%
Allowance for credit losses on loans to average total loans held for investment(1)	1.16%	1.29%
Total allowance for credit losses to total loans held for investment	1.32%	1.48%
Total provision for credit losses to average total loans held for investment(1)(2)	0.28%	0.32%
(1)    Ratios are calculated using average balance for the three months ended March 31, 2026 and 2025, respectively.
(2)    Ratios are annualized utilizing provision for credit losses for the three months ended March 31, 2026 and 2025, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$17,358	0.57%	$9,714	0.35%
Mortgage finance	—	—%	—	—%
Commercial real estate	—	—%	87	0.01%
Consumer	—	—%	(4)	—%
Total	$17,358	0.30%	$9,797	0.18%
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	March 31, 2026	December 31, 2025
Interest bearing cash and cash equivalents	$2,702,183	$1,897,803
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	10.7%	7.9%
Total earning assets	8.4%	6.2%
Total deposits	9.5%	7.2%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$26,006,886	91.2%	$25,719,595	97.2%
Brokered deposits	2,509,802	8.8%	729,172	2.8%
Total deposits	$28,516,688	100.0%	$26,448,767	100.0%

Estimated uninsured deposits, including accrued interest, were 41% and 42% of total deposits at March 31, 2026 and December 31, 2025, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	March 31, 2026	December 31, 2025
Federal funds purchased	$—	$30,000
FHLB borrowings	—	300,000
Total short-term borrowings	$—	$330,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	March 31, 2026	December 31, 2025
FHLB borrowing capacity relating to loans and pledged securities	$2,740,013	$2,570,596
FHLB borrowing capacity relating to unencumbered securities	4,540,952	4,594,553
Total FHLB borrowing capacity(1)	$7,280,965	$7,165,149
Unused federal funds lines available from commercial banks	$1,572,000	$1,520,000
Unused Federal Reserve borrowings capacity	$10,245,901	$9,174,238
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2027. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months March 31, 2026 or 2025.
The Company has long-term debt outstanding of $878.3 million as of March 31, 2026, comprised of trust preferred securities, senior notes and subordinated notes with maturity dates ranging from May 2031 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
As the Company is a holding company and is a separate operating entity from the Bank, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. See Note 7 - Regulatory Ratios and Capital in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information regarding dividend restrictions and “Liquidity Risks” included in Part I, Item 1A. Risk Factors of the 2025 Form 10-K.
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
Capital Resources
The Company’s equity capital averaged $3.7 billion for the three months ended March 31, 2026 compared to $3.4 billion for the same period in 2025. No dividends were declared or paid on the Company’s common stock during the three months ended March 31, 2026 or during 2025. On April 23, 2026, the Company and its board of directors declared and announced a cash dividend of $0.20 per common share. The dividend is payable on June 15, 2026, to holders of record at the close of business on June 1, 2026.

Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program. During the three months ended March 31, 2026, the Company repurchased 770,423 shares of its common stock for an aggregate purchase price, including excise tax expense, of $75.1 million, at a weighted average price of $96.82 per share.
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
The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the 2025 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of March 31, 2026, the quantitative estimate of the allowance for credit loss would increase by approximately $90.6 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of March 31, 2026, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of March 31, 2026 is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2026 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as cash flow hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$2,702,183	$—	$—	$—	$2,702,183
Debt and equity securities(1)	60,663	539	20,035	4,592,118	4,673,355
Variable loans	23,635,219	176,732	117,640	237,595	24,167,186
Fixed loans	17,669	81,654	259,839	674,647	1,033,809
Total loans	23,652,888	258,386	377,479	912,242	25,200,995
Total interest sensitive assets	$26,415,734	$258,925	$397,514	$5,504,360	$32,576,533
Liabilities
Interest bearing customer deposits	$17,253,945	$—	$—	$—	$17,253,945
CDs	1,309,262	2,230,932	84,365	3,566	3,628,125
Total interest bearing deposits	18,563,207	2,230,932	84,365	3,566	20,882,070
Short-term borrowings	—	—	—	—	—
Long-term debt	113,406	—	—	764,887	878,293
Total borrowings	113,406	—	—	764,887	878,293
Total interest sensitive liabilities	$18,676,613	$2,230,932	$84,365	$768,453	$21,760,363
GAP	$7,739,121	$(1,972,007)	$313,149	$4,735,907	$—
Cumulative GAP	$7,739,121	$5,767,114	$6,080,263	$10,816,170	$10,816,170
Non-interest bearing deposits					7,634,618
Stockholders’ equity					3,606,207
Total					$11,240,825
(1)Available-for-sale debt securities, equity securities and trading debt securities based on fair market value.

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
For modeling purposes, the “shock test” scenarios as of March 31, 2026 and March 31, 2025 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	March 31, 2026	March 31, 2025
+ 200 basis points	5.5%	7.4%
+ 100 basis points	2.8%	3.8%
- 100 basis points	(5.6)%	(6.1)%
- 200 basis points	(11.3)%	(12.2)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the 2025 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the three months ended March 31, 2026 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
January 2026	51,411	$98.97	51,411	$194,911,786
February 2026	340,125	101.23	340,125	160,482,422
March 2026	378,887	92.57	378,887	125,410,091
Total first quarter 2026	770,423	$96.82	770,423	$125,410,091
(1)    The approximate dollar value of shares that may yet be purchased under the plans or programs and average price paid per share do not include the effect of excise tax expense incurred on net stock repurchases.
(2)    Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on net stock repurchases. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will be at management’s discretion and will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

3.1
Certificate of Elimination relating to the Series A-1 Nonvoting Common Stock, dated February 19, 2026, which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 20, 2026

3.2
Certificate of Elimination relating to the 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, dated February 19, 2026, which is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 20, 2026

4.1
Indenture dated as of February 27, 2026 between Texas Capital Bancshares, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, which is incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2026

4.2
First Supplemental Indenture dated as of February 27, 2026 between Texas Capital Bancshares, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, which is incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 27, 2026

10.1	Form of 2026 Time-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
10.2	Form of 2026 Performance-Based Award Agreement pursuant to the Texas Capital Bancshares, Inc. 2022 Long-Term Incentive Plan+*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 23, 2026

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)