Form 10-Q
period 2026-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2026-07-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No ☒
On July 21, 2026, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 43,474,369

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$209,512	$201,315
Interest bearing cash and cash equivalents	3,488,756	1,897,803
Available-for-sale debt securities	3,826,284	3,951,455
Held-to-maturity debt securities	692,332	725,722
Equity securities	43,429	41,998
Trading debt securities	2,539	3,924
Debt and equity securities	4,564,584	4,723,099
Loans held for sale	—	4,361
Loans held for investment, mortgage finance	6,383,381	6,064,019
Loans held for investment	18,563,845	17,976,183
Less: Allowance for credit losses on loans	268,268	270,557
Loans held for investment, net	24,678,958	23,769,645
Premises and equipment, net	91,852	88,003
Accrued interest receivable and other assets	878,203	854,552
Goodwill and intangibles, net	1,496	1,496
Total assets	$33,913,361	$31,540,274
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,573,788	$6,959,097
Interest bearing deposits	21,337,600	19,489,670
Total deposits	28,911,388	26,448,767
Accrued interest payable	19,291	6,716
Other liabilities	484,116	502,834
Short-term borrowings	350,000	330,000
Long-term debt	500,859	620,575
Total liabilities	30,265,654	27,908,892
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at June 30, 2026 and December 31, 2025	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 52,012,706 and 51,786,456 at June 30, 2026 and December 31, 2025, respectively	520	518
Additional paid-in capital	1,082,419	1,074,496
Retained earnings	2,950,049	2,808,645
Treasury stock - 8,542,539 and 7,532,768 shares at cost at June 30, 2026 and December 31, 2025, respectively	(586,401)	(487,692)
Accumulated other comprehensive loss, net of taxes	(98,880)	(64,585)
Total stockholders’ equity	3,647,707	3,631,382
Total liabilities and stockholders’ equity	$33,913,361	$31,540,274
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$368,416	$364,358	$716,436	$698,508
Debt and equity securities	46,307	45,991	95,897	92,556
Interest bearing cash and cash equivalents	25,207	29,218	46,691	75,792
Total interest income	439,930	439,567	859,024	866,856
Interest expense
Deposits	167,027	174,798	320,931	349,734
Short-term borrowings	3,552	3,444	5,912	11,690
Long-term debt	8,974	7,930	17,085	16,003
Total interest expense	179,553	186,172	343,928	377,427
Net interest income	260,377	253,395	515,096	489,429
Provision for credit losses	18,000	15,000	34,000	32,000
Net interest income after provision for credit losses	242,377	238,395	481,096	457,429
Non-interest income
Service charges on deposit accounts	8,853	8,182	18,076	16,022
Wealth management and trust fee income	5,136	3,730	9,524	7,694
Brokered loan fees	2,103	2,398	4,109	4,347
Investment banking and advisory fees	31,522	24,109	63,538	40,587
Trading income	11,313	7,896	21,564	13,835
Available-for-sale debt securities gains/(losses)	—	(1,886)	—	(1,886)
Other	16,191	9,640	27,573	17,914
Total non-interest income	75,118	54,069	144,384	98,513
Non-interest expense
Salaries and benefits	123,339	120,154	262,686	251,795
Occupancy expense	12,359	12,144	24,764	22,988
Marketing	4,786	3,624	9,758	8,633
Legal and professional	14,700	11,069	26,680	26,058
Communications and technology	28,494	24,314	55,666	47,956
Federal Deposit Insurance Corporation insurance assessment	4,586	5,096	9,463	10,437
Other	17,229	13,875	30,044	25,429
Total non-interest expense	205,493	190,276	419,061	393,296
Income before income taxes	112,002	102,188	206,419	162,646
Income tax expense	27,054	24,860	47,683	38,271
Net income	84,948	77,328	158,736	124,375
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$80,636	$73,016	$150,111	$115,750
Other comprehensive income
Change in unrealized gain/(loss)	$(18,375)	$20,038	$(49,703)	$70,317
Amounts reclassified into net income	2,606	9,967	5,163	20,326
Other comprehensive income/(loss)	(15,769)	30,005	(44,540)	90,643
Income tax expense/(benefit)	(3,628)	6,774	(10,245)	20,467
Other comprehensive income/(loss), net of tax	(12,141)	23,231	(34,295)	70,176
Comprehensive income	$72,807	$100,559	$124,441	$194,551
Basic earnings per common share	$1.85	$1.59	$3.42	$2.52
Diluted earnings per common share	$1.83	$1.58	$3.39	$2.49
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at March 31, 2025	300,000	$300,000	51,707,542	$517	$1,060,028	$2,538,385	(5,682,609)	$(332,994)	$(136,162)	$3,429,774
Comprehensive income/(loss):
Net income	—	—	—	—	—	77,328	—	—	—	77,328
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	23,231	23,231
Total comprehensive income										100,559
Preferred stock dividends	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Stock-based compensation expense recognized in earnings	—	—	—	—	4,920	—	—	—	—	4,920
Issuance of stock related to stock-based awards	—	—	39,763	—	135	—	—	—	—	135
Repurchase of common stock	—	—	—	—	—	—	(317,860)	(21,006)	—	(21,006)
Balance at June 30, 2025	300,000	$300,000	51,747,305	$517	$1,065,083	$2,611,401	(6,000,469)	$(354,000)	$(112,931)	$3,510,070

Balance at March 31, 2026	300,000	$300,000	51,974,496	$520	$1,077,139	$2,878,120	(8,303,191)	$(562,833)	$(86,739)	$3,606,207
Comprehensive income/(loss):
Net income	—	—	—	—	—	84,948	—	—	—	84,948
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(12,141)	(12,141)
Total comprehensive income										72,807
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,707)	—	—	—	(8,707)
Preferred stock dividends	—	—	—	—	—	(4,312)	—	—	—	(4,312)
Stock-based compensation expense recognized in earnings	—	—	—	—	4,921	—	—	—	—	4,921
Issuance of stock related to stock-based awards	—	—	38,210	—	359	—	—	—	—	359
Repurchase of common stock	—	—	—	—	—	—	(239,348)	(23,568)	—	(23,568)
Balance at June 30, 2026	300,000	$300,000	52,012,706	$520	$1,082,419	$2,950,049	(8,542,539)	$(586,401)	$(98,880)	$3,647,707
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2024 (audited)	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	124,375	—	—	—	124,375
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	70,176	70,176
Total comprehensive income										194,551
Preferred stock dividends	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Stock-based compensation expense recognized in earnings	—	—	—	—	15,279	—	—	—	—	15,279
Issuance of stock related to stock-based awards	—	—	226,990	2	(6,915)	—	—	—	—	(6,913)
Repurchase of common stock	—	—	—	—	—	—	(713,966)	(52,158)	—	(52,158)
Balance at June 30, 2025	300,000	$300,000	51,747,305	$517	$1,065,083	$2,611,401	(6,000,469)	$(354,000)	$(112,931)	$3,510,070

Balance at December 31, 2025 (audited)	300,000	$300,000	51,786,456	$518	$1,074,496	$2,808,645	(7,532,768)	$(487,692)	$(64,585)	$3,631,382
Comprehensive income/(loss):
Net income	—	—	—	—	—	158,736	—	—	—	158,736
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(34,295)	(34,295)
Total comprehensive income										124,441
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,707)	—	—	—	(8,707)
Preferred stock dividends	—	—	—	—	—	(8,625)	—	—	—	(8,625)
Stock-based compensation expense recognized in earnings	—	—	—	—	17,126	—	—	—	—	17,126
Issuance of stock related to stock-based awards	—	—	226,250	2	(9,203)	—	—	—	—	(9,201)
Repurchase of common stock	—	—	—	—	—	—	(1,009,771)	(98,709)	—	(98,709)
Balance at June 30, 2026	300,000	$300,000	52,012,706	$520	$1,082,419	$2,950,049	(8,542,539)	$(586,401)	$(98,880)	$3,647,707
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities
Net income	$158,736	$124,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,000	32,000
Depreciation and amortization	28,368	23,669
Net loss on available-for-sale debt securities	—	1,886
Net (gain)/loss on equity securities	(3,521)	104
Sales/(purchases) of trading debt securities, net	1,385	(3,888)
Loss on redemption of long-term debt	2,157	—
Stock-based compensation expense	27,273	20,377
Proceeds from sales and repayments of loans held for sale	21,333	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(29,275)	(66,954)
Accrued interest payable and other liabilities	(49,433)	(68,204)
Net cash provided by operating activities	191,023	63,365
Investing activities
Purchases of available-for-sale debt securities	(249,549)	(700,052)
Proceeds from sales of available-for-sale debt securities	—	280,402
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	348,440	238,840
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	34,928	35,925
Sales/(purchases) of equity securities, net	2,090	6,465
Originations of loans held for investment, mortgage finance	(51,427,658)	(43,839,841)
Proceeds from pay-offs of loans held for investment, mortgage finance	51,108,296	43,165,826
Decrease/(increase) in loans held for investment, excluding mortgage finance, net	(642,436)	(824,215)
Purchase of premises and equipment, net	(11,353)	(7,960)
Net cash used in investing activities	(837,242)	(1,644,610)
Financing activities
Net increase/(decrease) in deposits, net	2,462,621	825,710
Issuance of stock related to stock-based awards	(9,201)	(6,913)
Common stock dividends paid	(8,707)	—
Preferred stock dividends paid	(8,625)	(8,625)
Repurchase of common stock	(98,709)	(52,158)
Net increase/(decrease) in short-term borrowings, net	20,000	365,000
Redemption of long-term debt	(509,525)	(40,435)
Issuance of long-term debt	397,515	—
Net cash provided by financing activities	2,245,369	1,082,579
Net increase/(decrease) in cash and cash equivalents	1,599,150	(498,666)
Cash and cash equivalents at beginning of period	2,099,118	3,188,808
Cash and cash equivalents at end of period	$3,698,268	$2,690,142
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$369,935	$386,987
Cash paid during the period for income taxes	$67,238	$52,813
Transfers of loans from held for investment to held for sale	$21,333	$—
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$84,948	$77,328	$158,736	$124,375
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$80,636	$73,016	$150,111	$115,750
Denominator:
Basic earnings per common share—weighted average common shares	43,599,022	45,791,602	43,845,295	45,956,594
Effect of dilutive outstanding stock-settled awards	463,397	423,792	466,174	446,522
Dilutive earnings per common share—weighted average diluted common shares	44,062,419	46,215,394	44,311,469	46,403,116
Basic earnings per common share	$1.85	$1.59	$3.42	$2.52
Diluted earnings per common share	$1.83	$1.58	$3.39	$2.49
Anti-dilutive outstanding stock-settled awards	35,752	31,703	30,616	26,974

(3) Debt and Equity Securities
The following is a summary of the Company’s debt and equity securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,640,879	$23,945	$(95,546)	$3,569,278
Commercial mortgage-backed securities	247,212	1,187	(1,674)	246,725
Credit risk transfer securities	10,672	—	(391)	10,281
Total available-for-sale debt securities	3,898,763	25,132	(97,611)	3,826,284
Held-to-maturity debt securities:
Residential mortgage-backed securities	692,332	—	(75,512)	616,820
Total held-to-maturity debt securities	692,332	—	(75,512)	616,820
Equity securities				43,429
Trading debt securities				2,539
Total debt and equity securities(2)				$4,564,584
December 31, 2025
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,743,234	$41,037	$(91,625)	$3,692,646
Commercial mortgage-backed securities	244,457	3,555	—	248,012
Credit risk transfer securities	11,248	—	(451)	10,797
Total available-for-sale debt securities	3,998,939	44,592	(92,076)	3,951,455
Held-to-maturity debt securities:
Residential mortgage-backed securities	725,722	—	(70,890)	654,832
Total held-to-maturity debt securities	725,722	—	(70,890)	654,832
Equity securities				41,998
Trading debt securities				3,924
Total debt and equity securities(2)				$4,723,099
(1)    Excludes accrued interest receivable of $15.6 million and $16.1 million at June 30, 2026 and December 31, 2025, respectively, related to available-for-sale debt securities and $1.1 million and $1.2 million at June 30, 2026 and December 31, 2025, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading debt securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
The amortized cost and estimated fair value as of June 30, 2026, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	258,560	257,694	—	—
Due after ten years	3,640,203	3,568,590	692,332	616,820
Total	$3,898,763	$3,826,284	$692,332	$616,820

The table below presents the weighted average yields for the Company’s available-for-sale debt securities as of June 30, 2026. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	Residential mortgage-backed securities	Commercial mortgage-backed securities	Credit risk transfer securities
Due within one year	—%	—%	—%
Due after one year through five years	—	—	—
Due after five years through ten years	3.91	4.83	3.75
Due after ten years	4.67	—	—
Total	4.67%	4.83%	3.75%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
Residential mortgage-backed securities	$681,674	$(4,105)	$718,376	$(91,441)	$1,400,050	$(95,546)
Commercial mortgage-backed securities	159,830	(1,674)	—	—	159,830	(1,674)
Credit risk transfer securities	—	—	10,281	(391)	10,281	(391)
Total	$841,504	$(5,779)	$728,657	$(91,832)	$1,570,161	$(97,611)
December 31, 2025
Residential mortgage-backed securities	$203,193	$(97)	$934,222	$(91,528)	$1,137,415	$(91,625)
Commercial mortgage-backed securities	—	—	—	—	—	—
Credit risk transfer securities	—	—	10,797	(451)	10,797	(451)
Total	$203,193	$(97)	$945,019	$(91,979)	$1,148,212	$(92,076)
At June 30, 2026, the Company had 45 available-for-sale debt securities in an unrealized loss position, comprised of 38 residential mortgage-backed securities, five commercial mortgage-backed securities and two credit risk transfer securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income (“AOCI”). Held-to-maturity debt securities consist of government guaranteed securities for which no loss is expected. At June 30, 2026 and December 31, 2025, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At June 30, 2026 and December 31, 2025, debt securities with carrying values of approximately $876,000 and $937,000, respectively, were pledged to secure certain customer deposits.
Equity Securities
The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net gains/(losses) recognized during the period	$1,875	$1,604	$3,521	$(104)
Less: Realized net gains/(losses) recognized on securities sold	1,244	703	1,852	1,031
Unrealized net gains/(losses) recognized on securities still held	$631	$901	$1,669	$(1,135)

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	June 30, 2026	December 31, 2025
Loans held for investment(1)(2):
Commercial	$13,006,203	$12,163,545
Mortgage finance	6,383,381	6,064,019
Commercial real estate	5,128,375	5,378,712
Consumer	429,267	433,926
Loans held for investment	24,947,226	24,040,202
Allowance for credit losses on loans	(268,268)	(270,557)
Total loans held for investment, net	$24,678,958	$23,769,645
(1)    Excludes accrued interest receivable of $110.7 million and $107.3 million at June 30, 2026 and December 31, 2025, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Loans are presented net of deferred loan fees and costs totaling $106.9 million and $106.8 million at June 30, 2026 and December 31, 2025, respectively.

The following tables summarize loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2026	2025	2024	2023	2022	2021 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2026
Commercial
(1-7) Pass	$1,277,986	$1,748,719	$999,490	$563,475	$470,810	$183,760	$7,336,769	$10,377	$12,591,386
(8) Special mention	268	3,189	26,797	17,625	21,681	14,142	152,797	—	236,499
(9) Substandard - accruing	1,697	21,234	8,754	5,000	—	39,127	17,091	—	92,903
(9+) Non-accrual	128	13,733	—	25,282	20,795	11,407	14,070	—	85,415
Total commercial	$1,280,079	$1,786,875	$1,035,041	$611,382	$513,286	$248,436	$7,520,727	$10,377	$13,006,203
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,383,381	$—	$6,383,381
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,383,381	$—	$6,383,381
Commercial real estate
(1-7) Pass	$660,682	$818,292	$616,532	$820,533	$972,383	$813,210	$141,308	$5,506	$4,848,446
(8) Special mention	—	581	5,050	58,266	106,223	64,142	7,000	—	241,262
(9) Substandard - accruing	—	—	—	—	—	101	—	—	101
(9+) Non-accrual	—	—	18,500	—	20,066	—	—	—	38,566
Total commercial real estate	$660,682	$818,873	$640,082	$878,799	$1,098,672	$877,453	$148,308	$5,506	$5,128,375
Consumer
(1-7) Pass	$13,013	$33,550	$31,087	$26,198	$43,271	$172,254	$108,314	$—	$427,687
(8) Special mention	—	—	—	—	—	1,580	—	—	1,580
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total consumer	$13,013	$33,550	$31,087	$26,198	$43,271	$173,834	$108,314	$—	$429,267
Total	$1,953,774	$2,639,298	$1,706,210	$1,516,379	$1,655,229	$1,299,723	$14,160,730	$15,883	$24,947,226
Gross charge-offs	$33	$3,136	$7,314	$8,107	$7,264	$—	$8,731	$—	$34,585

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2025
Commercial
(1-7) Pass	$2,038,311	$1,164,863	$671,070	$670,995	$107,970	$143,631	$6,977,639	$9,359	$11,783,838
(8) Special mention	7,659	16,204	16,093	42,441	15,346	1,239	39,073	—	138,055
(9) Substandard - accruing	25,513	8,824	44,506	—	34,641	4,192	27,830	—	145,506
(9+) Non-accrual	11,293	—	2,959	36,390	—	11,639	33,865	—	96,146
Total commercial	$2,082,776	$1,189,891	$734,628	$749,826	$157,957	$160,701	$7,078,407	$9,359	$12,163,545
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
Commercial real estate
(1-7) Pass	$781,062	$565,727	$941,760	$1,543,106	$423,708	$608,352	$254,480	$5,305	$5,123,500
(8) Special mention	743	45,137	728	90,752	61,132	1,530	7,800	766	208,588
(9) Substandard - accruing	10	25,880	—	—	—	—	—	—	25,890
(9+) Non-accrual	—	—	—	20,734	—	—	—	—	20,734
Total commercial real estate	$781,815	$636,744	$942,488	$1,654,592	$484,840	$609,882	$262,280	$6,071	$5,378,712
Consumer
(1-7) Pass	$36,507	$37,851	$28,181	$50,765	$72,924	$113,440	$94,258	$—	$433,926
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$36,507	$37,851	$28,181	$50,765	$72,924	$113,440	$94,258	$—	$433,926
Total	$2,901,098	$1,864,486	$1,705,297	$2,455,183	$715,721	$884,023	$13,498,964	$15,430	$24,040,202
Gross charge-offs	$11,233	$704	$4,234	$8,958	$28	$2,011	$25,715	$—	$52,883

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2026
Beginning balance	$202,029	$6,221	$60,559	$1,748	$270,557
Provision for credit losses on loans	45,871	(3,098)	(11,669)	48	31,152
Charge-offs	27,487	—	7,098	—	34,585
Recoveries	953	—	184	7	1,144
Net charge-offs (recoveries)	26,534	—	6,914	(7)	33,441
Ending balance	$221,366	$3,123	$41,976	$1,803	$268,268
Six Months Ended June 30, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	31,737	7,875	(11,011)	100	28,701
Charge-offs	23,217	—	931	—	24,148
Recoveries	969	—	413	4	1,386
Net charge-offs (recoveries)	22,248	—	518	(4)	22,762
Ending balance	$207,912	$10,630	$57,296	$1,810	$277,648
The Company recorded a $31.2 million provision for credit losses on loans for the six months ended June 30, 2026, compared to $28.7 million for the same period of 2025. The $31.2 million provision for credit losses on loans resulted primarily from an increase in criticized loans and $33.4 million in net charge-offs recorded during the six months ended June 30, 2026. Criticized loans totaled $696.3 million at June 30, 2026, compared to $634.9 million at December 31, 2025.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2026, the Company had $29.5 million in collateral-dependent commercial loans, collateralized by business assets, and $38.6 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
June 30, 2026
Commercial	$16,559	$7,434	$451	$24,444	$85,415	$12,896,344	$13,006,203	$6,499
Mortgage finance	—	—	—	—	—	6,383,381	6,383,381	—
Commercial real estate	5,184	1,094	—	6,278	38,566	5,083,531	5,128,375	20,027
Consumer	2,086	222	—	2,308	—	426,959	429,267	—
Total	$23,829	$8,750	$451	$33,030	$123,981	$24,790,215	$24,947,226	$26,526
(1)As of June 30, 2026, $450,000 of non-accrual loans were earning interest income on a cash basis compared to $470,000 as of December 31, 2025. Additionally, $106,000 interest income was recognized on non-accrual loans for the six months ended June 30, 2026 compared to $630,000 recognized for the same period in 2025. Accrued interest of $5.1 million and $919,000 was reversed during the six months ended June 30, 2026 and June 30, 2025, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026 and June 30, 2025, by type of modification granted and the financial effect of those modifications:

						Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended June 30, 2026
Commercial	$54,482	$9,533	$—	$64,015	0.26%	—%	6	$3,437
Total	$54,482	$9,533	$—	$64,015	0.26%
Three Months Ended June 30, 2025
Commercial	$9,492	$11,002	$21,580	$42,074	0.18%	—%	10 to 26	$5,762
Total	$9,492	$11,002	$21,580	$42,074	0.18%

Six Months Ended June 30, 2026
Commercial	$80,002	$10,898	$—	$90,900	0.36%	—%	4 to 6	$5,338
Commercial real estate	—	—	16,859	16,859	0.07%	—%	6	737
Total	$80,002	$10,898	$16,859	$107,759	0.43%
Six Months Ended June 30, 2025
Commercial	$9,492	$12,819	$22,338	$44,649	0.19%	—%	6 to 26	$5,897
Commercial real estate	17,835	—	—	17,835	0.07%	—%	—	$369
Total	$27,327	$12,819	$22,338	$62,484	0.26%
The table below details loans held for investment that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Three Months Ended June 30, 2026
Commercial	$11,082	$416	$—	$11,498
Total	$11,082	$416	$—	$11,498
Three Months Ended June 30, 2025
Commercial	$22,500	$6,537	$—	$29,037
Commercial real estate	—	—	—	—
Total	$22,500	$6,537	$—	$29,037

Six Months Ended June 30, 2026
Commercial	$11,248	$416	$—	$11,664
Total	$11,248	$416	$—	$11,664
Six Months Ended June 30, 2025
Commercial	$25,496	$6,537	$—	$32,033
Commercial real estate	—	—	13,500	13,500
Total	$25,496	$6,537	$13,500	$45,533

The table below provides an age analysis of loans held for investment made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
June 30, 2026
Commercial	$—	$—	$49,764	$54,874	$104,638
Commercial real estate	—	—	16,598	—	16,598
Total	$—	$—	$66,362	$54,874	$121,236
June 30, 2025
Commercial	$758	$—	$61,005	$15,100	$76,863
Commercial real estate	—	—	17,835	—	17,835
Total	$758	$—	$78,840	$15,100	$94,698

(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	June 30, 2026	December 31, 2025
Federal funds purchased	$—	$30,000
Federal Home Loan Bank (“FHLB”) borrowings	350,000	300,000
Total short-term borrowings	$350,000	$330,000
The table below presents a summary of long-term debt:

(in thousands)	June 30, 2026	December 31, 2025
Bank-issued 5.25% fixed rate subordinated notes due 2026	$—	$134,509
Company-issued 4.00% fixed rate subordinated notes due 2031	—	372,660
Company-issued 5.301% fixed rate senior notes due February 2032	387,453	—
Trust preferred floating rate subordinated debentures due November 2032 to December 2036	113,406	113,406
Total long-term debt	$500,859	$620,575
During the first quarter of 2026, the bank-issued 5.25% fixed rate subordinated notes due 2026 matured and were repaid in full.
During the second quarter of 2026, the Company-issued 4.00% fixed rate subordinated notes due 2031 were redeemed and repaid in full.
On February 27, 2026, the Company issued $400.0 million of fixed-to-floating senior notes. The notes are redeemable, in whole or in part, on February 27, 2031 and mature on February 27, 2032. The notes bear interest at a fixed annual rate of 5.301%, payable semi-annually, for an initial five-year period and at a floating rate per annum equal to the compounded Secured Overnight Financing Rate (“SOFR”) plus 1.94%, payable quarterly, for the final year.

(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents the Company’s financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Six Months Ended June 30, 2026
Beginning balance	$58,209	$16	$3,979	$51	$62,255
Provision for off-balance sheet credit losses	3,879	11	(1,053)	11	2,848
Ending balance	$62,088	$27	$2,926	$62	$65,103
Six Months Ended June 30, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	4,075	7	(767)	(16)	3,299
Ending balance	$51,982	$30	$4,584	$35	$56,631

(in thousands)				June 30, 2026	December 31, 2025
Commitments to extend credit - period end balance				$11,888,078	$12,193,441
Standby letters of credit - period end balance				745,856	610,178
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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. During the six months ended June 30, 2026, the Company declared and paid common stock dividends of $8.7 million, representing $0.20 per common share. No common stock dividends were paid in 2025. On July 22, 2026, the Company and its board of directors declared and announced a cash dividend of $0.20 per common share payable on September 15, 2026, to holders of record at the close of business on September 1, 2026.
Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program. During the six months ended June 30, 2026, the Company repurchased 1,009,771 shares of its common stock for an aggregate price, including excise tax expense, of $98.7 million, at a weighted average price of $97.01 per share.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of June 30, 2026 and December 31, 2025.

			June 30, 2026		December 31, 2025
(dollars in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,445,091	12.07%	$3,394,471	12.13%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,855,091	13.51%	3,804,471	13.60%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,188,462	14.68%	4,509,943	16.12%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,855,091	11.65%	3,804,471	11.65%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,504,224	12.35%	$3,618,691	13.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,504,224	12.35%	3,618,691	13.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,837,595	13.53%	3,951,503	14.20%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,504,224	10.67%	3,618,691	11.18%
(1)    The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the Federal Deposit Insurance Corporation may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-settled awards:
RSUs	$4,921	$4,920	$17,126	$15,279
Cash-settled units	4,853	2,707	10,147	5,098
Total	$9,774	$7,627	$27,273	$20,377

(in thousands except period data)	June 30, 2026
Unrecognized compensation expense related to unvested stock-settled awards	$30,246
Weighted average period over which stock-settled awards expense is expected to be recognized, in years	2.0
Unrecognized compensation expense related to cash-settled units	$33,372
Weighted average period over which cash-settled units expense is expected to be recognized, in years	2.1
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2026
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,569,278	$—
Commercial mortgage-backed securities	—	246,725	—
Credit risk transfer securities	—	—	10,281
Equity securities(1)	33,429	10,000	—
Trading debt securities(1)	—	2,539	—
Loans held for investment(2)	—	—	25,816
Derivative assets(3)	—	15,322	—
Other trading assets(4)	56	—	—
Derivative liabilities(3)	—	42,470	—
Securities sold not yet purchased(4)	11,646	—	—
Non-qualified deferred compensation plan liabilities(5)	20,333	—	—
December 31, 2025
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,692,646	$—
Commercial mortgage-backed securities	—	248,012	—
Credit risk transfer securities	—	—	10,797
Equity securities(1)	31,998	10,000	—
Trading debt securities(1)	—	3,924	—
Loans held for investment(2)	—	—	20,844
Derivative assets(3)	—	40,892	—
Derivative liabilities(3)	—	24,458	—
Securities sold not yet purchased(4)	12,026	—	—
Non-qualified deferred compensation plan liabilities(5)	18,989	—	—
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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended June 30, 2026
Available-for-sale debt securities:(1)
Credit risk transfer securities	$10,574	$—	$(341)	$—	$48	$10,281
Three Months Ended June 30, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,594	$—	$(337)	$—	$110	$11,367
Six Months Ended June 30, 2026
Available-for-sale debt securities:(1)
Credit risk transfer securities	$10,797	$—	$(576)	$—	$60	$10,281
Six Months Ended June 30, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,926	$—	$(638)	$—	$79	$11,367
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income/(loss).
Credit risk transfer securities
The fair value of credit risk transfer securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2026, the discount rates utilized ranged from 5.04% to 6.16% and the weighted-average life ranged from 3.73 years to 5.40 years. On a combined amortized cost weighted-average basis a discount rate of 5.55% and a weighted-average life of 4.49 years were utilized to determine the fair value of these securities at June 30, 2026. At December 31, 2025, the combined weighted-average discount rate and weighted-average life utilized were 5.16% and 4.65 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $25.8 million fair value of loans held for investment at June 30, 2026 reported above includes impaired loans with a carrying value of $48.1 million that were reduced by specific allowance allocations totaling $22.3 million based on collateral valuations utilizing Level 3 inputs. The $20.8 million fair value of loans held for investment at December 31, 2025 reported above includes impaired loans with a carrying value of $30.1 million that were reduced by specific allowance allocations totaling $9.3 million based on collateral valuations utilizing Level 3 inputs.

Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$3,698,268	$3,698,268	$3,698,268	$—	$—
Available-for-sale debt securities	3,826,284	3,826,284	—	3,816,003	10,281
Held-to-maturity debt securities	692,332	616,820	—	616,820	—
Equity securities	43,429	43,429	33,429	10,000	—
Trading debt securities	2,539	2,539	—	2,539	—
Loans held for investment, net	24,678,958	24,398,152	—	—	24,398,152
Derivative assets	15,322	15,322	—	15,322	—
Other trading assets	56	56	56	—	—
Financial liabilities:
Total deposits	28,911,388	29,604,026	—	—	29,604,026
Short-term borrowings	350,000	350,000	—	350,000	—
Long-term debt	500,859	507,435	—	507,435	—
Derivative liabilities	42,470	42,470	—	42,470	—
Securities sold not yet purchased	11,646	11,646	11,646	—	—
December 31, 2025
Financial assets:
Cash and cash equivalents	$2,099,118	$2,099,118	$2,099,118	$—	$—
Available-for-sale debt securities	3,951,455	3,951,455	—	3,940,658	10,797
Held-to-maturity debt securities	725,722	654,832	—	654,832	—
Equity securities	41,998	41,998	31,998	10,000	—
Trading debt securities	3,924	3,924	—	3,924	—
Loans held for sale	4,361	4,361		4,361
Loans held for investment, net	23,769,645	23,604,206	—	—	23,604,206
Derivative assets	40,892	40,892	—	40,892	—
Financial liabilities:
Total deposits	26,448,767	26,450,932	—	—	26,450,932
Short-term borrowings	330,000	330,000	—	330,000	—
Long-term debt	620,575	593,610	—	593,610	—
Derivative liabilities	24,458	24,458	—	24,458	—
Securities sold not yet purchased	12,026	12,026	12,026	—	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	June 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$2,600,000	$118	$18,833	$2,050,000	$4,067	$770
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	400,000	—	10,200	—	—	—
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	724,896	10,053	9,600	265,943	1,212	984
Commodity contracts	112,146	3,219	2,784	—	—	—
Interest rate contracts:
Swaps	7,097,543	28,013	28,013	6,669,382	31,587	31,587
Caps and floors written	2,594,043	630	2,620	2,740,883	3,718	1,054
Caps and floors purchased	2,635,322	2,685	695	2,782,162	1,179	3,842
Forward contracts	28,453,690	49,846	49,198	22,454,928	40,214	40,021
Gross derivatives		94,564	121,943		81,977	78,258
Netting adjustment - offsetting derivative assets/liabilities		(48,744)	(48,744)		(33,926)	(33,926)
Netting adjustment - cash collateral received/posted		(30,498)	(30,729)		(7,159)	(19,874)
Net derivatives included on the consolidated balance sheets		$15,322	$42,470		$40,892	$24,458
In the second quarter of 2026, the Company entered into commodity contract derivative instruments with customers while at the same time entering into offsetting commodity contract derivative instruments with another financial institution. These transactions allow the customer to effectively manage their exposure to commodity value fluctuations. Any changes in the fair value of the underlying derivative instruments substantially offset each other, with any difference recorded in trading income on the consolidated statements of income and other comprehensive income.
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $15.3 million at June 30, 2026 and approximately $40.9 million at December 31, 2025. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At June 30, 2026, the Company had $116.2 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $33.7 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2025, were $29.5 million in cash collateral pledged to counterparties and $7.6 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 24 risk participation agreements where it acts as a participant bank with a notional amount of $425.6 million at June 30, 2026, compared to 23 risk participation agreements with a notional amount of $338.1 million at December 31, 2025. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $3.4 million at June 30, 2026 and $510,000 at December 31, 2025. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2026 and December 31, 2025. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 52 risk participation agreements where the Company acts as the lead bank having a notional amount of $665.1 million at June 30, 2026, compared to 47 agreements having a notional amount of $603.1 million at December 31, 2025.

Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the six months ended June 30, 2026, the Company recorded $24.7 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $2.2 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $10.4 million will be reclassified from AOCI as a decrease to interest income. As of June 30, 2026, the maximum length of time over which forecasted transactions are hedged is 2.09 years.
Derivatives Designated as Fair Value Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying fair value hedges to hedge the exposure to variability in fair value attributable to changes in a contractually specified interest rate. To qualify for hedge accounting the hedging relationship, both at inception and on an ongoing basis, must be expected to be highly effective in achieving offsetting fair value adjustments attributable to the hedged risk during the term of the hedge if a fair value hedge. As of June 30, 2026, all of the Company’s fair value hedges are accounted for using the shortcut method. The shortcut method assumes perfect hedge effectiveness and eliminates the quantitative aspect of assessing hedge effectiveness. The fair value hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in the same income statement line item as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged.
During the first quarter of 2026, the Company entered into a receive-fixed, pay-variable interest rate swap contract to hedge the change in the fair value due to fluctuations in market interest rates for the $400.0 million Company-issued 5.301% fixed rate senior notes. The change in fair value of the fair value hedge is recorded through earnings with an exact offset against the change in the fair value of the hedged item within interest expense on long-term debt in the consolidated statements of income. During the six months ended June 30, 2026, the Company recorded $413,000 in interest expense on long-term debt related to interest settlements on derivatives. As of June 30, 2026, the carrying amount of the hedged liability was $387.5 million, which included a $10.2 million cumulative basis reduction related to the application of hedge accounting.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended June 30, 2026
Beginning balance	$(5,434)	$(51,352)	$(29,953)	$(86,739)
Change in unrealized gain/(loss)	(12,586)	(5,789)	—	(18,375)
Amounts reclassified into net income	1,129	—	1,477	2,606
Total other comprehensive income/(loss)	(11,457)	(5,789)	1,477	(15,769)
Income tax expense/(benefit)	(2,636)	(1,332)	340	(3,628)
Total other comprehensive income/(loss), net of tax	(8,821)	(4,457)	1,137	(12,141)
Ending balance	$(14,255)	$(55,809)	$(28,816)	$(98,880)
Three Months Ended June 30, 2025
Beginning balance	$(8,020)	$(93,114)	$(35,028)	$(136,162)
Change in unrealized gain/(loss)	207	19,831	—	20,038
Amounts reclassified into net income	8,379	—	1,588	9,967
Total other comprehensive income/(loss)	8,586	19,831	1,588	30,005
Income tax expense/(benefit)	1,938	4,478	358	6,774
Total other comprehensive income/(loss), net of tax	6,648	15,353	1,230	23,231
Ending balance	$(1,372)	$(77,761)	$(33,798)	$(112,931)

Six Months Ended June 30, 2026
Beginning balance	$3,100	$(36,563)	$(31,122)	$(64,585)
Change in unrealized gain/(loss)	(24,708)	(24,995)	—	(49,703)
Amounts reclassified into net income	2,168	—	2,995	5,163
Total other comprehensive income/(loss)	(22,540)	(24,995)	2,995	(44,540)
Income tax expense/(benefit)	(5,185)	(5,749)	689	(10,245)
Total other comprehensive income/(loss), net of tax	(17,355)	(19,246)	2,306	(34,295)
Ending balance	$(14,255)	$(55,809)	$(28,816)	$(98,880)
Six Months Ended June 30, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	865	69,452	—	70,317
Amounts reclassified into net income	17,093	—	3,233	20,326
Total other comprehensive income/(loss)	17,958	69,452	3,233	90,643
Income tax expense/(benefit)	4,055	15,682	730	20,467
Total other comprehensive income/(loss), net of tax	13,903	53,770	2,503	70,176
Ending balance	$(1,372)	$(77,761)	$(33,798)	$(112,931)
(12) New Accounting Standards
Accounting Standards Update 2026-01 “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock” (“ASU 2026-01”) improves generally accepted accounting principles by providing authoritative guidance for the initial measurement of paid-in-kind dividends on equity-classified preferred stock. Specifically, the amendments improve the decision usefulness of the financial reporting information provided to investors which helps investors to understand the amount and preference of relative claims on equity. The amendments also provide clear, cost-effective guidance that will reduce complexity. ASU 2026-01 will be effective for the Company beginning January 1, 2027, with early adoption permitted in an interim reporting period, and is not expected to have a significant impact on the Company’s financial statements.
Accounting Standards Update 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”) establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. Under the new standard, entities will recognize and measure environmental credit assets based on their intended use as well as how the credits are obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. ASU 2026-02 will be effective for the Company beginning January 1, 2028, and is not expected to have a significant impact on the Company’s financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in the 2025 Form 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.
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

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2026	2025	2026	2025
Net interest income	$260,377	$253,395	$515,096	$489,429
Provision for credit losses	18,000	15,000	34,000	32,000
Non-interest income	75,118	54,069	144,384	98,513
Non-interest expense	205,493	190,276	419,061	393,296
Income before income taxes	112,002	102,188	206,419	162,646
Income tax expense	27,054	24,860	47,683	38,271
Net income	84,948	77,328	158,736	124,375
Preferred stock dividends	4,312	4,312	8,625	8,625
Net income available to common stockholders	$80,636	$73,016	$150,111	$115,750
Basic earnings per common share	$1.85	$1.59	$3.42	$2.52
Diluted earnings per common share	$1.83	$1.58	$3.39	$2.49
Net interest margin	3.28%	3.35%	3.35%	3.27%
Return on average assets (“ROA”)	1.03%	0.99%	0.99%	0.80%
Return on average common equity (“ROE”)	9.56%	9.17%	8.96%	7.40%
Efficiency ratio(1)	61.3%	61.9%	63.5%	66.9%
Non-interest income to average earning assets	0.95%	0.72%	0.94%	0.66%
Non-interest expense to average earning assets	2.59%	2.52%	2.72%	2.63%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
The Company reported net income of $84.9 million and net income available to common stockholders of $80.6 million for the second quarter of 2026, compared to net income of $77.3 million and net income available to common stockholders of $73.0 million for the second quarter of 2025. On a fully diluted basis, earnings per common share was $1.83 for the second quarter of 2026, compared to $1.58 for the same period in 2025. ROE was 9.56% and ROA was 1.03% for the second quarter of 2026, compared to 9.17% and 0.99%, respectively, for the same period in 2025. The increase in net income for the second quarter of 2026 compared to the second quarter of 2025 resulted primarily from increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
The Company reported net income of $158.7 million and net income available to common stockholders of $150.1 million for the six months ended June 30, 2026, compared to net income of $124.4 million and net income available to common stockholders of $115.8 million for the same period in 2025. On a fully diluted basis, earnings per common share was $3.39 for the six months ended June 30, 2026, compared to $2.49 for the same period in 2025. ROE was 8.96% and ROA was 0.99% for the six months ended June 30, 2026, compared to 7.40% and 0.80%, respectively, for the same period in 2025. The increase in net income for the six months ended June 30, 2026 compared to the same period in 2025 resulted primarily from increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Debt and equity securities(2)	$4,544,249	$46,317	4.03%	$4,573,164	$45,999	3.93%
Interest bearing cash and cash equivalents	2,777,654	25,207	3.64%	2,661,037	29,218	4.40%
Loans held for sale(3)	3,080	4	0.54%	—	—	—%
Loans held for investment, mortgage finance	6,309,596	63,862	4.06%	5,327,559	58,707	4.42%
Loans held for investment(3)	18,490,750	305,403	6.62%	18,018,626	306,142	6.81%
Less: Allowance for credit losses on loans	271,925	—	—	278,035	—	—
Loans held for investment, net	24,528,421	369,265	6.04%	23,068,150	364,849	6.34%
Total earning assets	31,853,404	440,793	5.54%	30,302,351	440,066	5.80%
Cash and other assets	1,190,251			1,117,118
Total assets	$33,043,655			$31,419,469
Liabilities and Stockholders’ Equity
Transaction deposits	$2,762,965	$16,865	2.45%	$2,213,037	$13,731	2.49%
Savings deposits	13,902,996	118,592	3.42%	13,727,095	134,272	3.92%
Time deposits	3,172,354	31,570	3.99%	2,361,525	26,795	4.55%
Total interest bearing deposits	19,838,315	167,027	3.38%	18,301,657	174,798	3.83%
Short-term borrowings	378,022	3,552	3.77%	306,176	3,444	4.51%
Long-term debt	642,689	8,974	5.60%	649,469	7,930	4.90%
Total interest bearing liabilities	20,859,026	179,553	3.45%	19,257,302	186,172	3.88%
Non-interest bearing deposits	8,058,149			8,191,402
Other liabilities	442,543			475,724
Stockholders’ equity	3,683,937			3,495,041
Total liabilities and stockholders’ equity	$33,043,655			$31,419,469
Net interest income		$261,240			$253,894
Net interest margin			3.28%			3.35%
(1)Taxable equivalent rates used where applicable.
(2)Yields are calculated using available-for-sale debt securities at amortized cost.
(3)Average balances include non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Debt and equity securities(2)	$4,589,608	$95,915	4.17%	$4,518,822	$92,564	4.01%
Interest bearing cash and cash equivalents	2,599,575	46,691	3.62%	3,454,011	75,792	4.43%
Loans held for sale(3)	3,088	4	0.27%	167	2	2.97%
Loans held for investment, mortgage finance	5,777,306	115,435	4.03%	4,653,577	97,234	4.21%
Loans held for investment(3)	18,332,470	602,755	6.63%	17,774,206	602,233	6.83%
Less: Allowance for credit losses on loans	270,183	—	—%	275,411	—	—%
Loans held for investment, net	23,839,593	718,190	6.08%	22,152,372	699,467	6.37%
Total earning assets	31,031,864	860,800	5.58%	30,125,372	867,825	5.78%
Cash and other assets	1,182,119			1,137,040
Total assets	$32,213,983			$31,262,412
Liabilities and Stockholders’ Equity
Transaction deposits	$2,684,858	$31,845	2.39%	$2,188,282	$27,639	2.55%
Savings deposits	14,024,838	237,287	3.41%	13,543,190	267,849	3.99%
Time deposits	2,599,737	51,799	4.02%	2,345,543	54,246	4.66%
Total interest bearing deposits	19,309,433	320,931	3.35%	18,077,015	349,734	3.90%
Short-term borrowings	318,337	5,912	3.75%	527,608	11,690	4.47%
Long-term debt	659,143	17,085	5.23%	654,927	16,003	4.93%
Total interest bearing liabilities	20,286,913	343,928	3.42%	19,259,550	377,427	3.95%
Non-interest bearing deposits	7,775,520			8,034,196
Other liabilities	472,623			513,728
Stockholders’ equity	3,678,927			3,454,938
Total liabilities and stockholders’ equity	$32,213,983			$31,262,412
Net interest income		$516,872			$490,398
Net interest margin			3.35%			3.27%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026/2025			2026/2025
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Debt and equity securities	$318	$(283)	$601	$3,351	$1,408	$1,943
Interest bearing cash and cash equivalents	(4,011)	1,279	(5,290)	(29,101)	(18,770)	(10,331)
Loans held for sale	4	—	4	2	43	(41)
Loans held for investment, mortgage finance	5,155	10,822	(5,667)	18,201	23,460	(5,259)
Loans held for investment	(739)	8,016	(8,755)	522	18,908	(18,386)
Total interest income	727	19,834	(19,107)	(7,025)	25,049	(32,074)
Interest expense
Transaction deposits	3,134	3,414	(280)	4,206	6,279	(2,073)
Savings deposits	(15,680)	1,719	(17,399)	(30,562)	9,530	(40,092)
Time deposits	4,775	9,198	(4,423)	(2,447)	5,874	(8,321)
Short-term borrowings	108	808	(700)	(5,778)	(4,639)	(1,139)
Long-term debt	1,044	(83)	1,127	1,082	103	979
Total interest expense	(6,619)	15,056	(21,675)	(33,499)	17,147	(50,646)
Net interest income	$7,346	$4,778	$2,568	$26,474	$7,902	$18,572
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $260.4 million for the three months ended June 30, 2026, compared to $253.4 million for the same period in 2025. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing deposits.
Average earning assets for the three months ended June 30, 2026 increased $1.6 billion compared to the same period in 2025, which included increases of $1.5 billion in average total loans held for investment and $116.6 million in average interest bearing cash and cash equivalents, partially offset by a $28.9 million decrease in average investment securities. Average interest bearing liabilities increased $1.6 billion for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to increases of $1.5 billion increase in average interest bearing deposits and $71.8 million in average short-term borrowings, partially offset by a decrease of $6.8 million in average long-term debt. Average non-interest bearing deposits for the three months ended June 30, 2026 decreased to $8.1 billion from $8.2 billion for the same period in 2025.
Net interest margin for the three months ended June 30, 2026 was 3.28%, compared to 3.35% for the same period in 2025. The decrease in net interest margin was primarily due to a decrease in the cost of interest bearing deposits, partially offset by lower earning asset yields.
The yield on total loans held for investment decreased to 6.04% for the three months ended June 30, 2026, compared to 6.34% for the same period in 2025, and the yield on earning assets decreased to 5.54% for the three months ended June 30, 2026, compared to 5.80% for the same period in 2025. Total cost of deposits decreased to 2.40% for the three months ended June 30, 2026 from 2.65% for the same period in 2025, and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.21% for the three months ended June 30, 2026, compared to 2.41% for the same period in 2025.
Net interest income was $515.1 million for the six months ended June 30, 2026, compared to $489.4 million for the same period in 2025. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing deposits.
Average earning assets increased $906.5 million for the six months ended June 30, 2026, compared to the same period in 2025, which included increases of $1.7 billion in average total loans held for investment and $70.8 million in average debt and equity securities, partially offset by an $854.4 million decrease in average interest bearing cash and cash equivalents. Average interest bearing liabilities increased $1.0 billion for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase of $1.2 billion in average interest bearing deposits, partially offset by a decrease of $209.3 million in average short-term borrowings. Average non-interest bearing deposits for the six months ended June 30, 2026 decreased to $7.8 billion from $8.0 billion for the same period in 2025.
Net interest margin for the six months ended June 30, 2026 was 3.35%, compared to 3.27% for the same period of 2025. The increase was primarily due to a decrease in funding costs.
The yield on total loans held for investment decreased to 6.08% for the six months ended June 30, 2026, compared to 6.37% for the same period in 2025, and the yield on earning assets decreased to 5.58% for the six months ended June 30, 2026, compared to 5.78% for the same period in 2025. Total cost of deposits decreased to 2.39% for the six months ended June 30, 2026 from 2.70% for the same period in 2025 and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.19% for the six months ended June 30, 2026, compared to 2.48% for the same period in 2025.
Non-interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Service charges on deposit accounts	$8,853	$8,182	$18,076	$16,022
Wealth management and trust fee income	5,136	3,730	9,524	7,694
Brokered loan fees	2,103	2,398	4,109	4,347
Investment banking and advisory fees	31,522	24,109	63,538	40,587
Trading income	11,313	7,896	21,564	13,835
Available-for-sale debt securities losses	—	(1,886)	—	(1,886)
Other	16,191	9,640	27,573	17,914
Total non-interest income	$75,118	$54,069	$144,384	$98,513
Non-interest income increased $21.0 million during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to increases in wealth management and trust fee income, investment banking and advisory fees, trading income and other non-interest income, as well as the absence of a $1.9 million loss on sale of available-for-sale debt securities recognized in the second quarter of 2025.
Non-interest income was $144.4 million for the six months ended June 30, 2026, a $45.9 million increase as compared to the same period in 2025, primarily due to increases in investment banking and advisory fees, trading income and other non-interest income.
Non-interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Salaries and benefits	$123,339	$120,154	$262,686	$251,795
Occupancy expense	12,359	12,144	24,764	22,988
Marketing	4,786	3,624	9,758	8,633
Legal and professional	14,700	11,069	26,680	26,058
Communications and technology	28,494	24,314	55,666	47,956
Federal Deposit Insurance Corporation insurance assessment	4,586	5,096	9,463	10,437
Other	17,229	13,875	30,044	25,429
Total non-interest expense	$205,493	$190,276	$419,061	$393,296
Non-interest expense increased $15.2 million during the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to increases in salaries and benefits, marketing, legal and professional, communications and technology and other non-interest expense.
Non-interest expense was $419.1 million for the six months ended June 30, 2026, an increase of $25.8 million as compared to the same period in 2025, primarily due to increases in salaries and benefits, communications and technology and other non-interest expense.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2025 Form 10-K for details of these portfolio segments.

(in thousands)	June 30, 2026	December 31, 2025
Commercial	$13,006,203	$12,163,545
Mortgage finance	6,383,381	6,064,019
Commercial real estate	5,128,375	5,378,712
Consumer	429,267	433,926
Total loans held for investment	$24,947,226	$24,040,202
Total loans held for investment were $24.9 billion at June 30, 2026, an increase of $907.0 million from December 31, 2025, as increases in commercial and mortgage finance loans were partially offset by decreases in commercial real estate and consumer loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 26% and 25% of loans held for investment at June 30, 2026 and December 31, 2025, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of June 30, 2026, the Company had $6.8 billion in shared national credits, $1.4 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to the same standards as all other loans the Company originates. As of June 30, 2026, approximately $26.6 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of June 30, 2026, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within Texas. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

(dollars in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans held for investment
Commercial:
Business assets	$83,757	$92,725
Accounts receivable and inventory	1,103	1,177
Machinery and equipment	91	—
Unsecured	464	2,244
Total commercial	85,415	96,146
Commercial real estate:
Industrial buildings	18,539	19,200
Commercial building	1,527	1,534
Apartment building	18,500	—
Total commercial real estate	38,566	20,734
Total non-accrual loans held for investment	123,981	116,880
Non-accrual loans held for sale(1)	—	4,361
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$123,981	$121,241

Non-accrual loans held for investment to total loans held for investment	0.50%	0.49%
Total non-performing assets to total assets	0.37%	0.38%
Allowance for credit losses on loans to non-accrual loans held for investment	2.2x	2.3x

Loans held for investment past due 90 days and accruing	$451	$19,353
Loans held for investment past due 90 days to total loans held for investment	—%	0.08%
Loans held for sale past due 90 days and accruing	$—	$—
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
The Company recorded a provision for credit losses of $34.0 million for the six months ended June 30, 2026, compared to a provision of $32.0 million for the six months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026 reflects an increase in criticized loans and $33.4 million in net charge-offs recorded during the six months ended June 30, 2026. Criticized loans totaled $696.3 million at June 30, 2026, compared to $634.9 million at December 31, 2025.

The table below presents key metrics related to the Company’s credit loss experience:

	June 30, 2026	June 30, 2025
Allowance for credit losses on loans to total loans held for investment	1.08%	1.16%
Allowance for credit losses on loans to average total loans held for investment(1)	1.11%	1.24%
Total allowance for credit losses to total loans held for investment	1.34%	1.40%
Total provision for credit losses to average total loans held for investment(1)(2)	0.28%	0.29%
(1)    Ratios are calculated using average balance for the six months ended June 30, 2026 and 2025, respectively.
(2)    Ratios are annualized utilizing provision for credit losses for the six months ended June 30, 2026 and 2025, respectively.
The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Six Months Ended June 30,
	2026		2025
(dollars in thousands)	Net Charge-offs	Net Charge-offs to Average Loans	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$26,534	0.42%	$22,248	0.39%
Mortgage finance	—	—%	—	—%
Commercial real estate	6,914	0.26%	518	0.02%
Consumer	(7)	—%	(4)	—%
Total	$33,441	0.28%	$22,762	0.20%
(1)    Ratios are annualized utilizing net charge-offs for the six months ended June 30, 2026 and 2025, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

(dollars in thousands)	June 30, 2026	December 31, 2025
Interest bearing cash and cash equivalents	$3,488,756	$1,897,803
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	14.0%	7.9%
Total earning assets	10.7%	6.2%
Total deposits	12.1%	7.2%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$25,555,978	88.4%	$25,719,595	97.2%
Brokered deposits	3,355,410	11.6%	729,172	2.8%
Total deposits	$28,911,388	100.0%	$26,448,767	100.0%

Estimated uninsured deposits, including accrued interest, were 37% and 42% of total deposits at June 30, 2026 and December 31, 2025, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
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

(in thousands)	June 30, 2026	December 31, 2025
Federal funds purchased	$—	$30,000
FHLB borrowings	350,000	300,000
Total short-term borrowings	$350,000	$330,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	June 30, 2026	December 31, 2025
FHLB borrowing capacity relating to loans and pledged securities	$2,410,828	$2,570,596
FHLB borrowing capacity relating to unencumbered securities	4,431,947	4,594,553
Total FHLB borrowing capacity(1)	$6,842,775	$7,165,149
Unused federal funds lines available from commercial banks	$1,557,000	$1,520,000
Unused Federal Reserve borrowings capacity	$10,800,547	$9,174,238
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2027. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2026 or 2025.
The Company has long-term debt outstanding of $500.9 million as of June 30, 2026, comprised of trust preferred securities and senior notes with maturity dates ranging from February 2032 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and the terms of its existing indebtedness, the Company may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding debt or capital structure. For example, the Company periodically evaluates and may engage in liability management transactions, including repurchases or redemptions of outstanding long-term debt, which may be funded by the issuance of, or exchanges of, newly issued unsecured borrowings to actively manage the debt maturity profile and interest cost.
Capital Resources
The Company’s equity capital averaged $3.7 billion for the six months ended June 30, 2026 compared to $3.5 billion for the same period in 2025. The Company declared and paid common stock dividends of $8.7 million, representing $0.20 per common share, during the six months ended June 30, 2026. No common stock dividends were paid in 2025. On July 22, 2026, the Company and its board of directors declared and announced a cash dividend of $0.20 per common share payable on September 15, 2026, to holders of record at the close of business on September 1, 2026.

Effective December 12, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time. The remaining repurchase authorization under the January 22, 2025 share repurchase program was terminated upon authorization of this new program. During the six months ended June 30, 2026, the Company repurchased 1,009,771 shares of its common stock for an aggregate purchase price, including excise tax expense, of $98.7 million, at a weighted average price of $97.01 per share.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of June 30, 2026, the quantitative estimate of the allowance for credit loss would increase by approximately $91.4 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of June 30, 2026, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of June 30, 2026 is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2026 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$3,488,756	$—	$—	$—	$3,488,756
Debt and equity securities	56,432	504	68,480	4,439,168	4,564,584
Variable loans	23,278,640	252,305	94,844	246,806	23,872,595
Fixed loans	44,206	105,576	255,220	669,629	1,074,631
Total loans	23,322,846	357,881	350,064	916,435	24,947,226
Total interest sensitive assets	$26,868,034	$358,385	$418,544	$5,355,603	$33,000,566
Liabilities
Interest bearing customer deposits	$17,415,038	$—	$—	$—	$17,415,038
CDs	2,625,828	1,234,566	58,646	3,522	3,922,562
Total interest bearing deposits	20,040,866	1,234,566	58,646	3,522	21,337,600
Short-term borrowings	350,000	—	—	—	350,000
Long-term debt	113,406	—	—	387,453	500,859
Total interest sensitive liabilities	$20,504,272	$1,234,566	$58,646	$390,975	$22,188,459
GAP	$6,363,762	$(876,181)	$359,898	$4,964,628	$—
Cumulative GAP	$6,363,762	$5,487,581	$5,847,479	$10,812,107	$10,812,107
Non-interest bearing deposits					7,573,788
Stockholders’ equity					3,647,707
Total					$11,221,495

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
For modeling purposes, the “shock test” scenarios as of June 30, 2026 and June 30, 2025 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
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

	Annualized Hypothetical Change in Net Interest Income
	June 30, 2026	June 30, 2025
+ 200 basis points	5.1%	7.4%
+ 100 basis points	2.6%	3.8%
- 100 basis points	(5.8)%	(5.9)%
- 200 basis points	(10.8)%	(12.0)%
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
To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company may enter into derivative transactions. In addition, the Company enters into interest rate, commodity and foreign exchange derivative contracts to support the business requirements of its customers (customer-related positions).
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the 2025 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the six months ended June 30, 2026 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
Total first quarter 2026	770,423	$96.82	770,423	$125,410,091
April 2026	1,964	$96.13	1,964	$125,221,299
May 2026	163,105	97.02	163,105	109,397,619
June 2026	74,279	99.01	74,279	102,043,593
Total second quarter 2026	239,348	$97.63	239,348	$102,043,593
Total 2026	1,009,771	$97.01	1,009,771	$102,043,593
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
ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2026, the following Rule 10b5-1 trading arrangement, as the term is defined in Regulation S-K, Item 408, was adopted as described in the table below:

Name and Title	Character of Trading Arrangement(1)	Date Adopted	Duration(2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to the Trading Arrangement
Anna M. Alvarado-Pearce, Chief Legal Officer & Corporate Secretary	Rule 10b5-1 Trading Arrangement	June 10, 2026	June 10, 2026 - June 17, 2027	Up to 7,000(3)
(1)    Each trading arrangement marked as a Rule 10b5-1 Trading Arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2)    Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a Rule 10b5-1 Trading Arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(3)    The Company’s common stock.

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
Date: July 23, 2026

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)