Form 10-Q
period 2026-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2026-10-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2026

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to
Commission file number 001-34657
TEXAS CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2679109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 McKinney Avenue
Suite 700
Dallas	TX	USA	75201
(Address of principal executive offices)			(Zip Code)
(214) 932-6600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCBI	Texas Stock Exchange LLC
Depositary Shares Each Representing a 1/40th Interest in a Share of 5.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share	TCBI PRB	Texas Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No ☒
On October 20, 2026, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 42,430,456

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands except share data)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$195,086	$201,315
Interest bearing cash and cash equivalents	2,479,073	1,897,803
Available-for-sale debt securities	4,095,855	3,951,455
Held-to-maturity debt securities	672,881	725,722
Equity securities	42,007	41,998
Trading debt securities	—	3,924
Debt and equity securities	4,810,743	4,723,099
Loans held for sale	28,676	4,361
Loans held for investment, mortgage finance	5,441,689	6,064,019
Loans held for investment	18,641,301	17,976,183
Less: Allowance for credit losses on loans	270,333	270,557
Loans held for investment, net	23,812,657	23,769,645
Premises and equipment, net	89,012	88,003
Accrued interest receivable and other assets	928,364	854,552
Goodwill and intangibles, net	1,496	1,496
Total assets	$32,345,107	$31,540,274
Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing deposits	$7,006,314	$6,959,097
Interest bearing deposits	20,709,341	19,489,670
Total deposits	27,715,655	26,448,767
Accrued interest payable	8,556	6,716
Other liabilities	646,036	502,834
Short-term borrowings	—	330,000
Long-term debt	487,270	620,575
Total liabilities	28,857,517	27,908,892
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation value:
Authorized shares - 10,000,000
Issued shares - 300,000 at September 30, 2026 and December 31, 2025	300,000	300,000
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued shares - 52,023,856 and 51,786,456 at September 30, 2026 and December 31, 2025, respectively	520	518
Additional paid-in capital	1,086,246	1,074,496
Retained earnings	3,040,853	2,808,645
Treasury stock - 9,594,199 and 7,532,768 shares at cost at September 30, 2026 and December 31, 2025, respectively	(689,410)	(487,692)
Accumulated other comprehensive loss, net of taxes	(250,619)	(64,585)
Total stockholders’ equity	3,487,590	3,631,382
Total liabilities and stockholders’ equity	$32,345,107	$31,540,274
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$379,297	$379,017	$1,095,733	$1,077,525
Debt and equity securities	50,927	49,396	146,824	141,952
Interest bearing cash and cash equivalents	26,936	32,202	73,627	107,994
Total interest income	457,160	460,615	1,316,184	1,327,471
Interest expense
Deposits	174,517	180,779	495,448	530,513
Short-term borrowings	84	534	5,996	12,224
Long-term debt	7,576	7,531	24,661	23,534
Total interest expense	182,177	188,844	526,105	566,271
Net interest income	274,983	271,771	790,079	761,200
Provision for credit losses	17,000	12,000	51,000	44,000
Net interest income after provision for credit losses	257,983	259,771	739,079	717,200
Non-interest income
Service charges on deposit accounts	9,418	8,111	27,494	24,133
Wealth management and trust fee income	4,562	3,989	14,086	11,683
Brokered loan fees	2,075	2,419	6,184	6,766
Investment banking and advisory fees	35,294	33,985	98,832	74,572
Trading income	11,417	7,238	32,981	21,073
Available-for-sale debt securities gains/(losses)	—	—	—	(1,886)
Other	18,877	12,841	46,450	30,755
Total non-interest income	81,643	68,583	226,027	167,096
Non-interest expense
Salaries and benefits	121,625	119,856	384,311	371,651
Occupancy expense	13,230	11,828	37,994	34,816
Marketing	4,266	3,412	14,024	12,045
Legal and professional	12,000	12,474	38,680	38,532
Communications and technology	32,029	24,594	87,695	72,550
Federal Deposit Insurance Corporation insurance assessment	5,234	5,198	14,697	15,635
Other	15,540	13,213	45,584	38,642
Total non-interest expense	203,924	190,575	622,985	583,871
Income before income taxes	135,702	137,779	342,121	300,425
Income tax expense	31,997	32,569	79,680	70,840
Net income	103,705	105,210	262,441	229,585
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income available to common stockholders	$99,392	$100,897	$249,503	$216,647
Other comprehensive income
Change in unrealized gain/(loss)	$(199,835)	$30,909	$(249,538)	$101,226
Amounts reclassified into net income	2,772	6,172	7,935	26,498
Other comprehensive income/(loss)	(197,063)	37,081	(241,603)	127,724
Income tax expense/(benefit)	(45,324)	8,374	(55,569)	28,841
Other comprehensive income/(loss), net of tax	(151,739)	28,707	(186,034)	98,883
Comprehensive income/(loss)	$(48,034)	$133,917	$76,407	$328,468
Basic earnings per common share	$2.30	$2.21	$5.72	$4.72
Diluted earnings per common share	$2.28	$2.18	$5.66	$4.67
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share and per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at June 30, 2025	300,000	$300,000	51,747,305	$517	$1,065,083	$2,611,401	(6,000,469)	$(354,000)	$(112,931)	$3,510,070
Comprehensive income/(loss):
Net income	—	—	—	—	—	105,210	—	—	—	105,210
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	28,707	28,707
Total comprehensive income										133,917
Preferred stock dividends	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Stock-based compensation expense recognized in earnings	—	—	—	—	5,146	—	—	—	—	5,146
Issuance of stock related to stock-based awards	—	—	20,114	1	(647)	—	—	—	—	(646)
Repurchase of common stock	—	—	—	—	—	—	(87,087)	(7,076)	—	(7,076)
Balance at September 30, 2025	300,000	$300,000	51,767,419	$518	$1,069,582	$2,712,298	(6,087,556)	$(361,076)	$(84,224)	$3,637,098

Balance at June 30, 2026	300,000	$300,000	52,012,706	$520	$1,082,419	$2,950,049	(8,542,539)	$(586,401)	$(98,880)	$3,647,707
Comprehensive income/(loss):
Net income	—	—	—	—	—	103,705	—	—	—	103,705
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(151,739)	(151,739)
Total comprehensive loss										(48,034)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,588)	—	—	—	(8,588)
Preferred stock dividends	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Stock-based compensation expense recognized in earnings	—	—	—	—	4,344	—	—	—	—	4,344
Issuance of stock related to stock-based awards	—	—	11,150	—	(517)	—	—	—	—	(517)
Repurchase of common stock	—	—	—	—	—	—	(1,051,660)	(103,009)	—	(103,009)
Balance at September 30, 2026	300,000	$300,000	52,023,856	$520	$1,086,246	$3,040,853	(9,594,199)	$(689,410)	$(250,619)	$3,487,590
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share and per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance at December 31, 2024 (audited)	300,000	$300,000	51,520,315	$515	$1,056,719	$2,495,651	(5,286,503)	$(301,842)	$(183,107)	$3,367,936
Comprehensive income/(loss):
Net income	—	—	—	—	—	229,585	—	—	—	229,585
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	98,883	98,883
Total comprehensive income										328,468
Preferred stock dividends	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Stock-based compensation expense recognized in earnings	—	—	—	—	20,425	—	—	—	—	20,425
Issuance of stock related to stock-based awards	—	—	247,104	3	(7,562)	—	—	—	—	(7,559)
Repurchase of common stock	—	—	—	—	—	—	(801,053)	(59,234)	—	(59,234)
Balance at September 30, 2025	300,000	$300,000	51,767,419	$518	$1,069,582	$2,712,298	(6,087,556)	$(361,076)	$(84,224)	$3,637,098

Balance at December 31, 2025 (audited)	300,000	$300,000	51,786,456	$518	$1,074,496	$2,808,645	(7,532,768)	$(487,692)	$(64,585)	$3,631,382
Comprehensive income/(loss):
Net income	—	—	—	—	—	262,441	—	—	—	262,441
Change in other comprehensive income/(loss), net of taxes	—	—	—	—	—	—	—	—	(186,034)	(186,034)
Total comprehensive income										76,407
Common stock dividends ($0.40 per share)	—	—	—	—	—	(17,295)	—	—	—	(17,295)
Preferred stock dividends	—	—	—	—	—	(12,938)	—	—	—	(12,938)
Stock-based compensation expense recognized in earnings	—	—	—	—	21,470	—	—	—	—	21,470
Issuance of stock related to stock-based awards	—	—	237,400	2	(9,720)	—	—	—	—	(9,718)
Repurchase of common stock	—	—	—	—	—	—	(2,061,431)	(201,718)	—	(201,718)
Balance at September 30, 2026	300,000	$300,000	52,023,856	$520	$1,086,246	$3,040,853	(9,594,199)	$(689,410)	$(250,619)	$3,487,590
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities
Net income	$262,441	$229,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	51,000	44,000
Depreciation and amortization	40,068	36,291
Net loss on available-for-sale debt securities	—	1,886
Net (gain)/loss on equity securities	(4,773)	(2,265)
Sales/(purchases) of trading debt securities, net	3,924	(2,219)
Loss on redemption of long-term debt	2,157	—
Stock-based compensation expense	35,125	28,614
Sales/(purchases) of loans held for sale, net	(2,982)	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(32,319)	(39,949)
Accrued interest payable and other liabilities	43,647	(66,283)
Net cash provided by operating activities	398,288	229,660
Investing activities
Purchases of available-for-sale debt securities	(877,772)	(843,190)
Proceeds from sales of available-for-sale debt securities	—	280,402
Proceeds from maturities, redemptions and pay-downs of available-for-sale debt securities	533,969	385,694
Proceeds from maturities, redemptions and pay-downs of held-to-maturity debt securities	55,181	55,555
Sales/(purchases) of equity securities, net	4,764	22,472
Originations of loans held for investment, mortgage finance	(74,373,445)	(71,110,334)
Proceeds from pay-offs of loans held for investment, mortgage finance	74,995,775	70,268,104
Decrease/(increase) in loans held for investment, excluding mortgage finance, net	(734,430)	(936,069)
Purchase of premises and equipment, net	(10,498)	(12,910)
Net cash used in investing activities	(406,456)	(1,890,276)
Financing activities
Net increase/(decrease) in deposits, net	1,266,888	2,266,799
Issuance of stock related to stock-based awards	(9,718)	(7,559)
Common stock dividends paid	(17,295)	—
Preferred stock dividends paid	(12,938)	(12,938)
Repurchase of common stock	(201,718)	(59,234)
Net increase/(decrease) in short-term borrowings, net	(330,000)	(610,000)
Redemption of long-term debt	(509,525)	(40,435)
Issuance of long-term debt	397,515	—
Net cash provided by financing activities	583,209	1,536,633
Net increase/(decrease) in cash and cash equivalents	575,041	(123,983)
Cash and cash equivalents at beginning of period	2,099,118	3,188,808
Cash and cash equivalents at end of period	$2,674,159	$3,064,825
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$541,377	$580,591
Cash paid during the period for income taxes	$100,163	$67,402
Transfers of loans from held for investment to held for sale	$21,333	$—
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
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$103,705	$105,210	$262,441	$229,585
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income available to common stockholders	$99,392	$100,897	$249,503	$216,647
Denominator:
Basic earnings per common share—weighted average common shares	43,124,320	45,708,185	43,598,025	45,873,276
Effect of dilutive outstanding stock-settled awards	489,951	524,982	467,942	474,960
Dilutive earnings per common share—weighted average diluted common shares	43,614,271	46,233,167	44,065,967	46,348,236
Basic earnings per common share	$2.30	$2.21	$5.72	$4.72
Diluted earnings per common share	$2.28	$2.18	$5.66	$4.67
Anti-dilutive outstanding stock-settled awards	21,054	—	36,142	207

(3) Debt and Equity Securities
The following is a summary of the Company’s debt and equity securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,084,245	$193	$(234,221)	$3,850,217
Commercial mortgage-backed securities	248,437	—	(12,918)	235,519
Credit risk transfer securities	10,452	—	(333)	10,119
Total available-for-sale debt securities	4,343,134	193	(247,472)	4,095,855
Held-to-maturity debt securities:
Residential mortgage-backed securities	672,881	—	(97,497)	575,384
Total held-to-maturity debt securities	672,881	—	(97,497)	575,384
Equity securities				42,007
Trading debt securities				—
Total debt and equity securities(2)				$4,810,743
December 31, 2025
Available-for-sale debt securities:
Residential mortgage-backed securities	$3,743,234	$41,037	$(91,625)	$3,692,646
Commercial mortgage-backed securities	244,457	3,555	—	248,012
Credit risk transfer securities	11,248	—	(451)	10,797
Total available-for-sale debt securities	3,998,939	44,592	(92,076)	3,951,455
Held-to-maturity debt securities:
Residential mortgage-backed securities	725,722	—	(70,890)	654,832
Total held-to-maturity debt securities	725,722	—	(70,890)	654,832
Equity securities				41,998
Trading debt securities				3,924
Total debt and equity securities(2)				$4,723,099
(1)    Excludes accrued interest receivable of $17.6 million and $16.1 million at September 30, 2026 and December 31, 2025, respectively, related to available-for-sale debt securities and $1.1 million and $1.2 million at September 30, 2026 and December 31, 2025, respectively, related to held-to-maturity debt securities that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Includes available-for-sale debt securities, equity securities and trading debt securities at estimated fair value and held-to-maturity debt securities at amortized cost.
Debt Securities
The amortized cost and estimated fair value as of September 30, 2026, excluding accrued interest receivable, of available-for-sale and held-to-maturity debt securities are presented below by contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	10,452	10,119	—	—
Due after five years through ten years	249,090	236,181	—	—
Due after ten years	4,083,592	3,849,555	672,881	575,384
Total	$4,343,134	$4,095,855	$672,881	$575,384

The table below presents the weighted average yields for the Company’s available-for-sale debt securities as of September 30, 2026. Weighted average yields are calculated based on amortized cost on a tax-exempt basis assuming a 21% federal tax rate, where applicable.

	Residential mortgage-backed securities	Commercial mortgage-backed securities	Credit risk transfer securities
Due within one year	—%	—%	—%
Due after one year through five years	—	—	4.01
Due after five years through ten years	3.91	4.80	—
Due after ten years	4.81	—	—
Total	4.81%	4.80%	4.01%
The following table discloses the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
Residential mortgage-backed securities	$2,912,259	$(114,687)	$667,046	$(119,534)	$3,579,305	$(234,221)
Commercial mortgage-backed securities	235,519	(12,918)	—	—	235,519	(12,918)
Credit risk transfer securities	—	—	10,119	(333)	10,119	(333)
Total	$3,147,778	$(127,605)	$677,165	$(119,867)	$3,824,943	$(247,472)
December 31, 2025
Residential mortgage-backed securities	$203,193	$(97)	$934,222	$(91,528)	$1,137,415	$(91,625)
Commercial mortgage-backed securities	—	—	—	—	—	—
Credit risk transfer securities	—	—	10,797	(451)	10,797	(451)
Total	$203,193	$(97)	$945,019	$(91,979)	$1,148,212	$(92,076)
At September 30, 2026, the Company had 92 available-for-sale debt securities in an unrealized loss position, comprised of 83 residential mortgage-backed securities, seven commercial mortgage-backed securities and two credit risk transfer securities. The unrealized losses on the available-for-sale debt securities were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not currently intend to sell and based on current conditions it does not believe it is likely that the Company will be required to sell these available-for-sale debt securities before recovery of the amortized cost of such securities in an unrealized loss position and has therefore recorded the unrealized losses related to this portfolio in accumulated other comprehensive income (“AOCI”). Held-to-maturity debt securities consist of government guaranteed securities for which no loss is expected. At September 30, 2026 and December 31, 2025, no allowance for credit losses was established for available-for-sale or held-to-maturity debt securities.
At September 30, 2026 and December 31, 2025, debt securities with carrying values of approximately $820,000 and $937,000, respectively, were pledged to secure certain customer deposits.
Equity Securities
The following is a summary of unrealized and realized gains/(losses) recognized on equity securities included in other non-interest income on the consolidated statements of income and other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net gains/(losses) recognized during the period	$1,252	$2,369	$4,773	$2,265
Less: Realized net gains/(losses) recognized on securities sold	2,414	831	4,266	1,862
Unrealized net gains/(losses) recognized on securities still held	$(1,162)	$1,538	$507	$403

(4) Loans and Allowance for Credit Losses on Loans
Loans are summarized by portfolio segment as follows:

(in thousands)	September 30, 2026	December 31, 2025
Loans held for investment(1)(2):
Commercial	$13,428,328	$12,163,545
Mortgage finance	5,441,689	6,064,019
Commercial real estate	4,786,513	5,378,712
Consumer	426,460	433,926
Loans held for investment	24,082,990	24,040,202
Allowance for credit losses on loans	(270,333)	(270,557)
Total loans held for investment, net	$23,812,657	$23,769,645
(1)    Excludes accrued interest receivable of $106.9 million and $107.3 million at September 30, 2026 and December 31, 2025, respectively, that is recorded in accrued interest receivable and other assets on the consolidated balance sheets.
(2)    Loans are presented net of deferred loan fees and costs totaling $108.0 million and $106.8 million at September 30, 2026 and December 31, 2025, respectively.

The following tables summarize loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2026	2025	2024	2023	2022	2021 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
September 30, 2026
Commercial
(1-7) Pass	$1,792,251	$1,586,431	$819,811	$513,166	$497,666	$145,659	$7,534,860	$11,601	$12,901,445
(8) Special mention	3,341	55,680	40,812	14,904	19	1,262	194,606	96	310,720
(9) Substandard - accruing	1,804	23,114	38,598	363	10,927	34,906	23,606	—	133,318
(9+) Non-accrual	3,135	13,642	—	17,024	19,985	11,483	17,576	—	82,845
Total commercial	$1,800,531	$1,678,867	$899,221	$545,457	$528,597	$193,310	$7,770,648	$11,697	$13,428,328
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$5,441,689	$—	$5,441,689
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$5,441,689	$—	$5,441,689
Commercial real estate
(1-7) Pass	$882,493	$871,100	$615,750	$691,454	$697,574	$625,658	$143,648	$5,232	$4,532,909
(8) Special mention	—	—	4,323	—	142,393	60,002	7,000	—	213,718
(9) Substandard - accruing	—	—	—	362	—	101	—	—	463
(9+) Non-accrual	—	—	18,500	—	20,923	—	—	—	39,423
Total commercial real estate	$882,493	$871,100	$638,573	$691,816	$860,890	$685,761	$150,648	$5,232	$4,786,513
Consumer
(1-7) Pass	$17,932	$28,487	$30,948	$22,296	$42,979	$162,237	$119,660	$—	$424,539
(8) Special mention	—	—	—	—	—	1,502	350	—	1,852
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	69	—	—	69
Total consumer	$17,932	$28,487	$30,948	$22,296	$42,979	$163,808	$120,010	$—	$426,460
Total	$2,700,956	$2,578,454	$1,568,742	$1,259,569	$1,432,466	$1,042,879	$13,482,995	$16,929	$24,082,990
Gross charge-offs	$184	$3,201	$7,314	$16,359	$7,636	$3,857	$10,885	$—	$49,436

(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
December 31, 2025
Commercial
(1-7) Pass	$2,038,311	$1,164,863	$671,070	$670,995	$107,970	$143,631	$6,977,639	$9,359	$11,783,838
(8) Special mention	7,659	16,204	16,093	42,441	15,346	1,239	39,073	—	138,055
(9) Substandard - accruing	25,513	8,824	44,506	—	34,641	4,192	27,830	—	145,506
(9+) Non-accrual	11,293	—	2,959	36,390	—	11,639	33,865	—	96,146
Total commercial	$2,082,776	$1,189,891	$734,628	$749,826	$157,957	$160,701	$7,078,407	$9,359	$12,163,545
Mortgage finance
(1-7) Pass	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$—	$—	$—	$—	$—	$—	$6,064,019	$—	$6,064,019
Commercial real estate
(1-7) Pass	$781,062	$565,727	$941,760	$1,543,106	$423,708	$608,352	$254,480	$5,305	$5,123,500
(8) Special mention	743	45,137	728	90,752	61,132	1,530	7,800	766	208,588
(9) Substandard - accruing	10	25,880	—	—	—	—	—	—	25,890
(9+) Non-accrual	—	—	—	20,734	—	—	—	—	20,734
Total commercial real estate	$781,815	$636,744	$942,488	$1,654,592	$484,840	$609,882	$262,280	$6,071	$5,378,712
Consumer
(1-7) Pass	$36,507	$37,851	$28,181	$50,765	$72,924	$113,440	$94,258	$—	$433,926
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total Consumer	$36,507	$37,851	$28,181	$50,765	$72,924	$113,440	$94,258	$—	$433,926
Total	$2,901,098	$1,864,486	$1,705,297	$2,455,183	$715,721	$884,023	$13,498,964	$15,430	$24,040,202
Gross charge-offs	$11,233	$704	$4,234	$8,958	$28	$2,011	$25,715	$—	$52,883

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2026
Beginning balance	$202,029	$6,221	$60,559	$1,748	$270,557
Provision for credit losses on loans	74,869	(2,837)	(24,286)	9	47,755
Charge-offs	42,338	—	7,098	—	49,436
Recoveries	1,266	—	184	7	1,457
Net charge-offs (recoveries)	41,072	—	6,914	(7)	47,979
Ending balance	$235,826	$3,384	$29,359	$1,764	$270,333
Nine Months Ended September 30, 2025
Beginning balance	$198,423	$2,755	$68,825	$1,706	$271,709
Provision for credit losses on loans	35,106	5,944	(2,306)	75	38,819
Charge-offs	37,011	—	931	—	37,942
Recoveries	1,019	—	413	8	1,440
Net charge-offs (recoveries)	35,992	—	518	(8)	36,502
Ending balance	$197,537	$8,699	$66,001	$1,789	$274,026
The Company recorded a $47.8 million provision for credit losses on loans for the nine months ended September 30, 2026, compared to $38.8 million for the same period of 2025. The $47.8 million provision for credit losses on loans resulted primarily from an increase in criticized loans and $48.0 million in net charge-offs recorded during the nine months ended September 30, 2026. Criticized loans totaled $782.4 million at September 30, 2026, compared to $634.9 million at December 31, 2025.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2026, the Company had $25.7 million in collateral-dependent commercial loans, collateralized by business assets, and $39.4 million in collateral-dependent commercial real estate loans, collateralized by real estate.
The table below provides an age analysis of loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual(1)	Current	Total	Non-accrual With No Allowance
September 30, 2026
Commercial	$1,576	$21,888	$52,807	$76,271	$82,845	$13,269,212	$13,428,328	$13,324
Mortgage finance	—	—	—	—	—	5,441,689	5,441,689	—
Commercial real estate	1,584	1,115	—	2,699	39,423	4,744,391	4,786,513	18,500
Consumer	2,226	—	400	2,626	69	423,765	426,460	—
Total	$5,386	$23,003	$53,207	$81,596	$122,337	$23,879,057	$24,082,990	$31,824
(1)As of September 30, 2026, $676,000 of non-accrual loans were earning interest income on a cash basis compared to $470,000 as of December 31, 2025. Additionally, $175,000 interest income was recognized on non-accrual loans for the nine months ended September 30, 2026 compared to $630,000 recognized for the same period in 2025. Accrued interest of $6.2 million and $1.5 million was reversed during the nine months ended September 30, 2026 and September 30, 2025, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
The table below details loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 and September 30, 2025, by type of modification granted and the financial effect of those modifications:

						Financial Statement Impact
($ in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total	Percentage of Loans Held for Investment	Interest Rate Reduction	Term Extension (in months)	Payment Deferrals
Three Months Ended September 30, 2026
Commercial	$1,100	$15,976	$—	$17,076	0.07%	—%	7 to 8	$18
Total	$1,100	$15,976	$—	$17,076	0.07%
Three Months Ended September 30, 2025
Commercial	$791	$8,948	$758	$10,497	0.04%	—%	3 to 6	$814
Commercial real estate	—	—	17,505	17,505	0.07%	—%	6	737
Total	$791	$8,948	$18,263	$28,002	0.12%

Nine Months Ended September 30, 2026
Commercial	$81,102	$26,874	$—	$107,976	0.45%	—%	4 to 8	$5,356
Commercial real estate	—	—	16,859	16,859	0.07%	—%	6	737
Total	$81,102	$26,874	$16,859	$124,835	0.52%
Nine Months Ended September 30, 2025
Commercial	$12,100	$19,950	$23,126	$55,176	0.23%	—%	3 to 26	$6,711
Commercial real estate	18,163	—	17,505	35,668	0.15%	—%	6	$1,106
Total	$30,263	$19,950	$40,631	$90,844	0.37%
The table below details loans held for investment that experienced a default during the periods presented subsequent to being granted a modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

(in thousands)	Payment Deferral	Term Extension	Payment Deferral and Term Extension	Total
Three Months Ended September 30, 2026
Commercial	$6,688	$—	$—	$6,688
Total	$6,688	$—	$—	$6,688
Three Months Ended September 30, 2025
Commercial	$179	$3,000	$14,613	$17,792
Total	$179	$3,000	$14,613	$17,792

Nine Months Ended September 30, 2026
Commercial	$17,936	$416	$—	$18,352
Total	$17,936	$416	$—	$18,352
Nine Months Ended September 30, 2025
Commercial	$25,675	$9,537	$14,613	$49,825
Commercial real estate	—	—	13,500	13,500
Total	$25,675	$9,537	$28,113	$63,325

The table below provides an age analysis of loans held for investment made to borrowers experiencing financial difficulty that were modified in the prior twelve months:

(in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-Accrual	Current	Total
September 30, 2026
Commercial	$15,226	$18,000	$45,023	$33,300	$111,549
Commercial real estate	—	—	16,295	—	16,295
Total	$15,226	$18,000	$61,318	$33,300	$127,844
September 30, 2025
Commercial	$758	$—	$47,849	$18,157	$66,764
Commercial real estate	—	—	17,506	—	17,506
Total	$758	$—	$65,355	$18,157	$84,270

(5) Short-Term Borrowings and Long-Term Debt
The table below presents a summary of short-term borrowings:

(in thousands)	September 30, 2026	December 31, 2025
Federal funds purchased	$—	$30,000
Federal Home Loan Bank (“FHLB”) borrowings	—	300,000
Total short-term borrowings	$—	$330,000
The table below presents a summary of long-term debt:

(in thousands)	September 30, 2026	December 31, 2025
Bank-issued 5.25% fixed rate subordinated notes due 2026	$—	$134,509
Company-issued 4.00% fixed rate subordinated notes due 2031	—	372,660
Company-issued 5.301% fixed-to-floating rate senior notes due February 2032	373,864	—
Trust preferred floating rate subordinated debentures due November 2032 to December 2036	113,406	113,406
Total long-term debt	$487,270	$620,575
In the first quarter of 2026, the Bank-issued 5.25% fixed rate subordinated notes due 2026 matured and were repaid in full. In the second quarter of 2026, the Company-issued 4.00% fixed rate subordinated notes due 2031 were redeemed and repaid in full.
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

(in thousands)	Commercial	Mortgage Finance	Commercial Real Estate	Consumer	Total
Nine Months Ended September 30, 2026
Beginning balance	$58,209	$16	$3,979	$51	$62,255
Provision for off-balance sheet credit losses	4,871	18	(1,645)	1	3,245
Ending balance	$63,080	$34	$2,334	$52	$65,500
Nine Months Ended September 30, 2025
Beginning balance	$47,907	$23	$5,351	$51	$53,332
Provision for off-balance sheet credit losses	5,717	2	(522)	(16)	5,181
Ending balance	$53,624	$25	$4,829	$35	$58,513

(in thousands)				September 30, 2026	December 31, 2025
Commitments to extend credit - period end balance				$11,732,168	$12,193,441
Standby letters of credit - period end balance				819,492	610,178

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
Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer comprised of CET1, with respect to each of CET1, Tier 1 and total capital to risk-weighted asset ratios. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. During the nine months ended September 30, 2026, the Company declared and paid common stock dividends of $17.3 million, representing $0.40 per common share. No common stock dividends were paid in 2025. On October 21, 2026, the Company’s board of directors declared a cash dividend of $0.20 per common share payable on December 15, 2026, to holders of record at the close of business on December 1, 2026.
Effective December 12, 2025, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. Effective October 20, 2026, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The new share repurchase program will expire on October 31, 2027, but may be suspended or discontinued at any time. The remaining repurchase authorization under the December 12, 2025 share repurchase program was terminated upon authorization of this new program.
During the nine months ended September 30, 2026, the Company repurchased 2,061,431 shares of its common stock for an aggregate purchase price, including excise tax expense, of $201.7 million, at a weighted average price of $97.00 per share.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, it is allowed to continue to classify the trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes the Company’s and the Bank’s actual and required capital ratios under the Basel III Capital Rules and other standards. As shown in the table below, the Company’s and Bank’s capital ratios exceeded the regulatory definition of well capitalized as of September 30, 2026 and December 31, 2025.

			September 30, 2026		December 31, 2025
($ in thousands)	Minimum Capital Required(2)	Capital Required to be Well Capitalized	Capital Amount	Ratio	Capital Amount	Ratio
The Company
CET1 capital (to risk-weighted assets)	7.00%	N/A	$3,436,713	12.20%	$3,394,471	12.13%
Tier 1 capital (to risk-weighted assets)	8.50%	6.00%	3,846,713	13.65%	3,804,471	13.60%
Total capital (to risk-weighted assets)	10.50%	10.00%	4,182,546	14.84%	4,509,943	16.12%
Tier 1 capital (to average assets)(1)	4.00%	N/A	3,846,713	11.65%	3,804,471	11.65%
The Bank
CET1 capital (to risk-weighted assets)	7.00%	6.50%	$3,610,018	12.89%	$3,618,691	13.01%
Tier 1 capital (to risk-weighted assets)	8.50%	8.00%	3,610,018	12.89%	3,618,691	13.01%
Total capital (to risk-weighted assets)	10.50%	10.00%	3,945,851	14.08%	3,951,503	14.20%
Tier 1 capital (to average assets)(1)	4.00%	5.00%	3,610,018	11.03%	3,618,691	11.18%
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
The table below summarizes the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock-settled RSUs	$4,344	$5,146	$21,470	$20,425
Cash-settled units	3,508	3,091	13,655	8,189
Total	$7,852	$8,237	$35,125	$28,614

(in thousands except period data)	September 30, 2026
Unrecognized compensation expense related to unvested stock-settled RSUs	$26,056
Weighted average period over which stock-settled RSUs expense is expected to be recognized, in years	1.9
Unrecognized compensation expense related to cash-settled units	$25,272
Weighted average period over which cash-settled units expense is expected to be recognized, in years	1.9
(9) Fair Value Disclosures
The Company determines the fair market values of its assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in Accounting Standards Codification 820, Fair Value Measurement. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2025 Form 10-K for information regarding the fair value hierarchy and a description of the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial statements.

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2026
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,850,217	$—
Commercial mortgage-backed securities	—	235,519	—
Credit risk transfer securities	—	—	10,119
Equity securities(1)	32,007	10,000	—
Loans held for investment(2)	—	—	26,865
Derivative assets(1)	—	14,461	—
Other trading assets(1)	40	—	—
Derivative liabilities(1)	—	140,096	—
Securities sold not yet purchased(1)	12,297	—	—
Non-qualified deferred compensation plan liabilities(3)	18,015	—	—
December 31, 2025
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$3,692,646	$—
Commercial mortgage-backed securities	—	248,012	—
Credit risk transfer securities	—	—	10,797
Equity securities(1)	31,998	10,000	—
Trading debt securities(1)	—	3,924	—
Loans held for investment(2)	—	—	20,844
Derivative assets(1)	—	40,892	—
Derivative liabilities(1)	—	24,458	—
Securities sold not yet purchased(1)	12,026	—	—
Non-qualified deferred compensation plan liabilities(3)	18,989	—	—
(1)Assets and liabilities measured at fair value on a recurring basis, generally monthly.
(2)Includes collateral-dependent loans held for investment for which a specific allocation of the allowance for credit losses is based upon the fair value of the loan’s underlying collateral, measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.
(3)Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.
Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Gains/(Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three Months Ended September 30, 2026
Available-for-sale debt securities:(1)
Credit risk transfer securities	$10,281	$—	$(220)	$—	$58	$10,119
Three Months Ended September 30, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,367	$—	$(382)	$—	$8	$10,993
Nine Months Ended September 30, 2026
Available-for-sale debt securities:(1)
Credit risk transfer securities	$10,797	$—	$(796)	$—	$118	$10,119
Nine Months Ended September 30, 2025
Available-for-sale debt securities:(1)
Credit risk transfer securities	$11,926	$—	$(1,019)	$—	$86	$10,993
(1)Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income on the consolidated statements of income and other comprehensive income.

Credit risk transfer securities
The fair value of credit risk transfer securities is based on a discounted cash flow model, which utilizes Level 3 inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2026, the discount rates utilized ranged from 5.72% to 6.85% and the weighted-average life ranged from 3.76 years to 5.40 years. On a combined amortized cost weighted-average basis a discount rate of 6.24% and a weighted-average life of 4.52 years were utilized to determine the fair value of these securities at September 30, 2026. At December 31, 2025, the combined weighted-average discount rate and weighted-average life utilized were 5.16% and 4.65 years, respectively.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $26.9 million fair value of loans held for investment at September 30, 2026 reported above includes impaired loans with a carrying value of $46.6 million that were reduced by specific allowance allocations totaling $19.7 million based on collateral valuations utilizing Level 3 inputs. The $20.8 million fair value of loans held for investment at December 31, 2025 reported above includes impaired loans with a carrying value of $30.1 million that were reduced by specific allowance allocations totaling $9.3 million based on collateral valuations utilizing Level 3 inputs.
Fair Value of Financial Instruments
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and cash equivalents	$2,674,159	$2,674,159	$2,674,159	$—	$—
Available-for-sale debt securities	4,095,855	4,095,855	—	4,085,736	10,119
Held-to-maturity debt securities	672,881	575,384	—	575,384	—
Equity securities	42,007	42,007	32,007	10,000	—
Loans held for sale	28,676	28,813	—	28,813	—
Loans held for investment, net	23,812,657	23,536,212	—	—	23,536,212
Derivative assets	14,461	14,461	—	14,461	—
Other trading assets	40	40	40	—	—
Financial liabilities:
Total deposits	27,715,655	27,788,533	—	—	27,788,533
Long-term debt	487,270	470,958	—	470,958	—
Derivative liabilities	140,096	140,096	—	140,096	—
Securities sold not yet purchased	12,297	12,297	12,297	—	—
December 31, 2025
Financial assets:
Cash and cash equivalents	$2,099,118	$2,099,118	$2,099,118	$—	$—
Available-for-sale debt securities	3,951,455	3,951,455	—	3,940,658	10,797
Held-to-maturity debt securities	725,722	654,832	—	654,832	—
Equity securities	41,998	41,998	31,998	10,000	—
Trading debt securities	3,924	3,924	—	3,924	—
Loans held for sale	4,361	4,361		4,361
Loans held for investment, net	23,769,645	23,604,206	—	—	23,604,206
Derivative assets	40,892	40,892	—	40,892	—
Financial liabilities:
Total deposits	26,448,767	26,450,932	—	—	26,450,932
Short-term borrowings	330,000	330,000	—	330,000	—
Long-term debt	620,575	593,610	—	593,610	—
Derivative liabilities	24,458	24,458	—	24,458	—
Securities sold not yet purchased	12,026	12,026	12,026	—	—

(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table.

	September 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedges
Cash flow hedges:
Interest rate contracts:
Swaps hedging loans	$3,200,000	$—	$42,433	$2,050,000	$4,067	$770
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	400,000	—	23,228	—	—	—
Non-hedging derivatives
Customer-initiated and other derivatives:
Foreign currency forward contracts	1,026,335	8,327	7,751	265,943	1,212	984
Commodity contracts	232,235	7,258	6,517	—	—	—
Interest rate contracts:
Swaps	7,322,926	63,651	63,651	6,669,382	31,587	31,587
Caps and floors written	2,852,851	202	9,314	2,740,883	3,718	1,054
Caps and floors purchased	2,894,131	9,331	219	2,782,162	1,179	3,842
Forward contracts	28,748,524	299,355	293,157	22,454,928	40,214	40,021
Gross derivatives		388,124	446,270		81,977	78,258
Netting adjustment - offsetting derivative assets/liabilities		(206,671)	(206,671)		(33,926)	(33,926)
Netting adjustment - cash collateral received/posted		(166,992)	(99,503)		(7,159)	(19,874)
Net derivatives included on the consolidated balance sheets		$14,461	$140,096		$40,892	$24,458
In the second quarter of 2026, the Company entered into commodity contract derivative instruments with customers while at the same time entering into offsetting commodity contract derivative instruments with another financial institution. These transactions allow customers to effectively manage their exposure to commodity value fluctuations. Any changes in the fair value of the underlying derivative instruments substantially offset each other, with any difference recorded in trading income on the consolidated statements of income and other comprehensive income.
The Company’s credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. The Company’s credit exposure associated with these instruments, net of any collateral pledged, was approximately $14.5 million at September 30, 2026 and approximately $40.9 million at December 31, 2025. Collateral levels are monitored and adjusted on a regular basis for changes in the value of derivative instruments. At September 30, 2026, the Company had $113.1 million in cash collateral pledged to counterparties included in interest bearing cash and cash equivalents on the consolidated balance sheet and $52.9 million in cash collateral received from counterparties included in interest bearing deposits on the consolidated balance sheet. The comparative amounts at December 31, 2025, were $29.5 million in cash collateral pledged to counterparties and $7.6 million cash collateral received from counterparties.
The Company also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to 26 risk participation agreements where it acts as a participant bank with a notional amount of $520.0 million at September 30, 2026, compared to 23 risk participation agreements with a notional amount of $338.1 million at December 31, 2025. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $9.8 million at September 30, 2026 and $510,000 at December 31, 2025. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2026 and December 31, 2025. Risk participation agreements entered into by the Company as the lead bank provide credit protection should the borrower fail to perform on its interest rate derivative contract. The Company is party to 51 risk participation agreements where the Company acts as the lead bank having a notional amount of $636.1 million at September 30, 2026, compared to 47 agreements having a notional amount of $603.1 million at December 31, 2025.

Derivatives Designated as Cash Flow Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate.
During the nine months ended September 30, 2026, the Company recorded $49.7 million in unrealized losses to adjust its cash flow hedges to fair value, which was recorded net of tax to AOCI, and reclassified $3.4 million from AOCI as a decrease to interest income on loans. Based on current market conditions, the Company estimates that during the next 12 months, an additional $24.7 million will be reclassified from AOCI as a decrease to interest income. As of September 30, 2026, the maximum length of time over which forecasted transactions are hedged is 2.00 years.
Derivatives Designated as Fair Value Hedges
The Company enters into interest rate derivative contracts that are designated as qualifying fair value hedges to hedge the exposure to variability in fair value attributable to changes in a contractually specified interest rate. To qualify for hedge accounting the hedging relationship, both at inception and on an ongoing basis, must be expected to be highly effective in achieving offsetting fair value adjustments attributable to the hedged risk during the term of the hedge if a fair value hedge. As of September 30, 2026, all of the Company’s fair value hedges are accounted for using the shortcut method. The shortcut method assumes perfect hedge effectiveness and eliminates the quantitative aspect of assessing hedge effectiveness. The fair value hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in the same income statement line item as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged.
During the first quarter of 2026, the Company entered into a receive-fixed, pay-variable interest rate swap contract to hedge the change in the fair value due to fluctuations in market interest rates for the $400.0 million Company-issued 5.301% fixed-to-floating rate senior notes. The change in fair value of the fair value hedge is recorded through earnings with an exact offset against the change in the fair value of the hedged item within interest expense on long-term debt in the consolidated statements of income and other comprehensive income. During the nine months ended September 30, 2026, the Company recorded $870,000 in interest expense on long-term debt related to interest settlements on derivatives. As of September 30, 2026, the carrying amount of the hedged liability was $373.9 million, which included a $23.2 million cumulative basis reduction related to the application of hedge accounting.

(11) Accumulated Other Comprehensive Income
The following table provides the change in AOCI by component:

(in thousands)	Cash Flow Hedges	Available-for-Sale Securities	Held-to-Maturity Securities	Total
Three Months Ended September 30, 2026
Beginning balance	$(14,255)	$(55,809)	$(28,816)	$(98,880)
Change in unrealized gain/(loss)	(25,035)	(174,800)	—	(199,835)
Amounts reclassified into net income	1,214	—	1,558	2,772
Total other comprehensive income/(loss)	(23,821)	(174,800)	1,558	(197,063)
Income tax expense/(benefit)	(5,478)	(40,204)	358	(45,324)
Total other comprehensive income/(loss), net of tax	(18,343)	(134,596)	1,200	(151,739)
Ending balance	$(32,598)	$(190,405)	$(27,616)	$(250,619)
Three Months Ended September 30, 2025
Beginning balance	$(1,372)	$(77,761)	$(33,798)	$(112,931)
Change in unrealized gain/(loss)	78	30,831	—	30,909
Amounts reclassified into net income	4,525	—	1,647	6,172
Total other comprehensive income/(loss)	4,603	30,831	1,647	37,081
Income tax expense/(benefit)	1,040	6,962	372	8,374
Total other comprehensive income/(loss), net of tax	3,563	23,869	1,275	28,707
Ending balance	$2,191	$(53,892)	$(32,523)	$(84,224)

Nine Months Ended September 30, 2026
Beginning balance	$3,100	$(36,563)	$(31,122)	$(64,585)
Change in unrealized gain/(loss)	(49,743)	(199,795)	—	(249,538)
Amounts reclassified into net income	3,382	—	4,553	7,935
Total other comprehensive income/(loss)	(46,361)	(199,795)	4,553	(241,603)
Income tax expense/(benefit)	(10,663)	(45,953)	1,047	(55,569)
Total other comprehensive income/(loss), net of tax	(35,698)	(153,842)	3,506	(186,034)
Ending balance	$(32,598)	$(190,405)	$(27,616)	$(250,619)
Nine Months Ended September 30, 2025
Beginning balance	$(15,275)	$(131,531)	$(36,301)	$(183,107)
Change in unrealized gain/(loss)	943	100,283	—	101,226
Amounts reclassified into net income	21,618	—	4,880	26,498
Total other comprehensive income/(loss)	22,561	100,283	4,880	127,724
Income tax expense/(benefit)	5,095	22,644	1,102	28,841
Total other comprehensive income/(loss), net of tax	17,466	77,639	3,778	98,883
Ending balance	$2,191	$(53,892)	$(32,523)	$(84,224)
(12) New Accounting Standards
Accounting Standards Update 2026-03 “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2026-03”) requires investment companies holding equity securities with contractual restrictions on their sale to consider the effect of the contractual sale restriction when measuring an equity security’s fair value. ASU 2026-03 will be effective for the Company beginning January 1, 2028, including interim periods within that fiscal year with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with its audited consolidated financial statements and the related notes to the consolidated financial statements included in the 2025 Form 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.
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
Because forward-looking statements relate to future results and occurrences, they are subject to inherent and various uncertainties, risks, and changes in circumstances that are difficult to predict, may change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Numerous risks and other factors, many of which are beyond management’s control, could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. While there can be no assurance that any list of risks is complete, important risks and other factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to: economic or business conditions in Texas, the United States or globally that impact TCBI or its customers; negative credit quality developments arising from the foregoing or other factors, including trade policies, geopolitical conflicts, inflation, including increased energy costs, unemployment rates and interest rates; TCBI’s ability to innovate, to anticipate the needs of our current and future customers and to manage increased or expanded competition from banks and other financial service providers in TCBI’s markets; TCBI’s ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses; TCBI’s ability to pursue and execute upon growth plans, whether as a function of capital, liquidity or other limitations; TCBI’s ability to successfully execute its business strategy, including its strategic plan and developing and executing new lines of business, products and services; risks related to potential strategic acquisitions, including the risk that TCBI may not be able to consummate acquisitions on favorable terms, if at all, and the risk that TCBI may not realize the anticipated benefits from acquisitions; the extensive regulations to which TCBI is subject and its ability to comply with applicable governmental regulations, including legislative and regulatory changes; TCBI’s ability to effectively manage information technology systems, including third-party vendors, cyber or data privacy incidents or other failures, outages, disruptions or security breaches; TCBI’s ability to use technology to provide products and services to its customers; risks related to the development and use of artificial intelligence; changes in interest rates, including the impact of interest rates on TCBI’s securities portfolio and funding costs, as well as related balance sheet implications stemming from the fair value of our assets and liabilities; the effectiveness of TCBI’s risk management processes, strategies and monitoring; fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting TCBI’s loans; TCBI’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss; adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments, including in the context of regulatory examinations and related findings and actions; negative press and social media attention with respect to the banking industry or TCBI, in particular; claims, litigation or regulatory investigations and actions that TCBI may become subject to; the failure to identify, attract and retain key personnel and other employees and to engage in adequate succession planning; the transfer of the listing of TCBI’s securities to TXSE, a newly operational exchange, and its effect on the trading market, liquidity and price of TCBI’s securities; severe weather, natural disasters, climate change, acts of war, terrorism, global or other geopolitical conflicts, or other external events, as well as related legislative and regulatory initiatives; and the risks and factors more fully described in TCBI’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents and filings with the SEC. The information contained in this report speaks only as of its date. Except to the extent required by applicable law or regulation, we disclaim any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
Selected income statement data and key performance indicators are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except per share data)	2026	2025	2026	2025
Net interest income	$274,983	$271,771	$790,079	$761,200
Provision for credit losses	17,000	12,000	51,000	44,000
Non-interest income	81,643	68,583	226,027	167,096
Non-interest expense	203,924	190,575	622,985	583,871
Income before income taxes	135,702	137,779	342,121	300,425
Income tax expense	31,997	32,569	79,680	70,840
Net income	103,705	105,210	262,441	229,585
Preferred stock dividends	4,313	4,313	12,938	12,938
Net income available to common stockholders	$99,392	$100,897	$249,503	$216,647
Basic earnings per common share	$2.30	$2.21	$5.72	$4.72
Diluted earnings per common share	$2.28	$2.18	$5.66	$4.67
Net interest margin	3.44%	3.47%	3.38%	3.34%
Return on average assets (“ROA”)	1.25%	1.30%	1.08%	0.97%
Return on average common equity (“ROE”)	11.57%	12.04%	9.84%	9.02%
Efficiency ratio(1)	57.2%	56.0%	61.3%	62.9%
Non-interest income to average earning assets	1.02%	0.88%	0.97%	0.73%
Non-interest expense to average earning assets	2.55%	2.44%	2.66%	2.57%
(1)    Non-interest expense divided by the sum of net interest income and non-interest income.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
The Company reported net income of $103.7 million and net income available to common stockholders of $99.4 million for the third quarter of 2026, compared to net income of $105.2 million and net income available to common stockholders of $100.9 million for the third quarter of 2025. On a fully diluted basis, earnings per common share was $2.28 for the third quarter of 2026, compared to $2.18 for the same period in 2025. ROE was 11.57% and ROA was 1.25% for the third quarter of 2026, compared to 12.04% and 1.30%, respectively, for the same period in 2025. The decrease in net income for the three months ended September 30, 2026 compared to the same period in 2025 resulted primarily from an increase in non-interest expense, partially offset by an increase in non-interest income.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The Company reported net income of $262.4 million and net income available to common stockholders of $249.5 million for the nine months ended September 30, 2026, compared to net income of $229.6 million and net income available to common stockholders of $216.6 million for the same period in 2025. On a fully diluted basis, earnings per common share was $5.66 for the nine months ended September 30, 2026, compared to $4.67 for the same period in 2025. ROE was 9.84% and ROA was 1.08% for the nine months ended September 30, 2026, compared to 9.02% and 0.97%, respectively, for the same period in 2025. The increase in net income for the nine months ended September 30, 2026 compared to the same period in 2025 resulted primarily from increases in net interest income and non-interest income, partially offset by increases in provision for credit losses and non-interest expense.
Details of the changes in the various components of net income are discussed below.

Taxable Equivalent Net Interest Income Analysis - Quarterly(1)

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Debt and equity securities(2)	$4,582,191	$50,936	4.31%	$4,635,066	$49,401	4.14%
Interest bearing cash and cash equivalents	2,905,372	26,936	3.68%	2,920,102	32,202	4.38%
Loans held for sale(3)	11,434	213	7.39%	—	—	—%
Loans held for investment, mortgage finance	5,769,930	60,493	4.16%	5,472,467	59,604	4.32%
Loans held for investment(3)	18,759,118	319,511	6.76%	18,253,451	319,921	6.95%
Less: Allowance for credit losses on loans	267,448	—	—	277,385	—	—
Loans held for investment, net	24,261,600	380,004	6.21%	23,448,533	379,525	6.42%
Total earning assets	31,760,597	458,089	5.70%	31,003,701	461,128	5.88%
Cash and other assets	1,171,805			1,159,008
Total assets	$32,932,402			$32,162,709
Liabilities and Stockholders’ Equity
Transaction deposits	$3,830,036	$27,428	2.84%	$2,251,217	$13,987	2.46%
Savings deposits	14,159,289	123,103	3.45%	14,650,152	143,327	3.88%
Time deposits	2,396,968	23,986	3.97%	2,158,228	23,465	4.31%
Total interest bearing deposits	20,386,293	174,517	3.40%	19,059,597	180,779	3.76%
Short-term borrowings	8,804	84	3.75%	44,022	534	4.82%
Long-term debt	497,635	7,576	6.04%	620,348	7,531	4.82%
Total interest bearing liabilities	20,892,732	182,177	3.46%	19,723,967	188,844	3.80%
Non-interest bearing deposits	7,875,652			8,351,524
Other liabilities	454,891			463,034
Stockholders’ equity	3,709,127			3,624,184
Total liabilities and stockholders’ equity	$32,932,402			$32,162,709
Net interest income		$275,912			$272,284
Net interest margin			3.44%			3.47%
(1)Taxable equivalent rates used where applicable.
(2)Yields are calculated using available-for-sale debt securities at amortized cost.
(3)Average balances include non-accrual loans.

Taxable Equivalent Net Interest Income Analysis - Year to Date(1)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
($ in thousands)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Debt and equity securities(2)	$4,587,108	$146,851	4.22%	$4,557,996	$141,965	4.05%
Interest bearing cash and cash equivalents	2,702,628	73,627	3.64%	3,274,086	107,994	4.41%
Loans held for sale(3)	5,901	217	4.92%	110	2	2.97%
Loans held for investment, mortgage finance	5,774,820	175,928	4.07%	4,929,539	156,838	4.25%
Loans held for investment(3)	18,476,249	922,266	6.67%	17,935,710	922,154	6.87%
Less: Allowance for credit losses on loans	269,261	—	—%	276,076	—	—%
Loans held for investment, net	23,981,808	1,098,194	6.12%	22,589,173	1,078,992	6.39%
Total earning assets	31,277,445	1,318,889	5.63%	30,421,365	1,328,953	5.82%
Cash and other assets	1,178,643			1,144,443
Total assets	$32,456,088			$31,565,808
Liabilities and Stockholders’ Equity
Transaction deposits	$3,070,779	$59,273	2.58%	$2,209,490	$41,626	2.52%
Savings deposits	14,070,148	360,390	3.42%	13,916,232	411,176	3.95%
Time deposits	2,531,404	75,785	4.00%	2,282,419	77,711	4.55%
Total interest bearing deposits	19,672,331	495,448	3.37%	18,408,141	530,513	3.85%
Short-term borrowings	214,026	5,996	3.75%	364,641	12,224	4.48%
Long-term debt	604,715	24,661	5.45%	643,274	23,534	4.89%
Total interest bearing liabilities	20,491,072	526,105	3.43%	19,416,056	566,271	3.90%
Non-interest bearing deposits	7,809,264			8,141,135
Other liabilities	466,648			496,644
Stockholders’ equity	3,689,104			3,511,973
Total liabilities and stockholders’ equity	$32,456,088			$31,565,808
Net interest income		$792,784			$762,682
Net interest margin			3.38%			3.34%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026/2025			2026/2025
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income
Debt and equity securities	$1,535	$(552)	$2,087	$4,886	$882	$4,004
Interest bearing cash and cash equivalents	(5,266)	(163)	(5,103)	(34,367)	(18,849)	(15,518)
Loans held for sale	213	—	213	215	129	86
Loans held for investment, mortgage finance	889	3,239	(2,350)	19,090	26,870	(7,780)
Loans held for investment	(410)	8,858	(9,268)	112	27,775	(27,663)
Total interest income	(3,039)	11,382	(14,421)	(10,064)	36,807	(46,871)
Interest expense
Transaction deposits	13,441	9,790	3,651	17,647	16,234	1,413
Savings deposits	(20,224)	(4,801)	(15,423)	(50,786)	4,547	(55,333)
Time deposits	521	2,594	(2,073)	(1,926)	8,473	(10,399)
Short-term borrowings	(450)	(428)	(22)	(6,228)	(5,047)	(1,181)
Long-term debt	45	(1,491)	1,536	1,127	(1,410)	2,537
Total interest expense	(6,667)	5,664	(12,331)	(40,166)	22,797	(62,963)
Net interest income	$3,628	$5,718	$(2,090)	$30,102	$14,010	$16,092
(1)Yield/rate and volume variances are allocated to yield/rate.
(2)Taxable equivalent rates used where applicable assuming a 21% tax rate.

Net Interest Income
Net interest income was $275.0 million for the three months ended September 30, 2026, compared to $271.8 million for the same period in 2025. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing deposits.
Average earning assets for the three months ended September 30, 2026 increased $756.9 million compared to the same period in 2025, which included increases of $803.1 million in average total loans held for investment and $11.4 million in average loans held for sale, partially offset by decreases of $14.7 million in average interest bearing cash and cash equivalents and $52.9 million in average investment securities. Average interest bearing liabilities increased $1.2 billion for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase of $1.3 billion in average interest bearing deposits, partially offset by a $35.2 million decrease in average short-term borrowings and a decrease of $122.7 million in average long-term debt. Average non-interest bearing deposits for the three months ended September 30, 2026 decreased to $7.9 billion from $8.4 billion for the same period in 2025.
Net interest margin for the three months ended September 30, 2026 was 3.44%, compared to 3.47% for the same period in 2025. The decrease in net interest margin was primarily due to lower average earning asset yields, partially offset by a decrease in the cost of interest bearing deposits.
The yield on total loans held for investment decreased to 6.21% for the three months ended September 30, 2026, compared to 6.42% for the same period in 2025, and the yield on earning assets decreased to 5.70% for the three months ended September 30, 2026, compared to 5.88% for the same period in 2025. Total cost of deposits decreased to 2.45% for the three months ended September 30, 2026 from 2.62% for the same period in 2025, and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.23% for the three months ended September 30, 2026, compared to 2.36% for the same period in 2025.
Net interest income was $790.1 million for the nine months ended September 30, 2026, compared to $761.2 million for the same period in 2025. The increase was primarily due to an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in earning asset yields and an increase in average interest bearing deposits.
Average earning assets increased $856.1 million for the nine months ended September 30, 2026, compared to the same period in 2025, which included increases of $1.4 billion in average total loans held for investment and $29.1 million in average debt and equity securities, partially offset by a $571.5 million decrease in average interest bearing cash and cash equivalents.

Average interest bearing liabilities increased $1.1 billion for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase of $1.3 billion in average interest bearing deposits, partially offset by decreases of $150.6 million in average short-term borrowings and $38.6 million in average long-term debt. Average non-interest bearing deposits for the nine months ended September 30, 2026 decreased to $7.8 billion from $8.1 billion for the same period in 2025.
Net interest margin for the nine months ended September 30, 2026 was 3.38%, compared to 3.34% for the same period of 2025. The increase in net interest margin was primarily due to a decrease in the cost of interest bearing deposits, partially offset by lower earning asset yields.
The yield on total loans held for investment decreased to 6.12% for the nine months ended September 30, 2026, compared to 6.39% for the same period in 2025, and the yield on earning assets decreased to 5.63% for the nine months ended September 30, 2026, compared to 5.82% for the same period in 2025. Total cost of deposits decreased to 2.41% for the nine months ended September 30, 2026 from 2.67% for the same period in 2025 and total funding costs, including non-interest bearing deposits and stockholders' equity, decreased to 2.20% for the nine months ended September 30, 2026, compared to 2.44% for the same period in 2025.
Non-interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Service charges on deposit accounts	$9,418	$8,111	$27,494	$24,133
Wealth management and trust fee income	4,562	3,989	14,086	11,683
Brokered loan fees	2,075	2,419	6,184	6,766
Investment banking and advisory fees	35,294	33,985	98,832	74,572
Trading income	11,417	7,238	32,981	21,073
Available-for-sale debt securities losses	—	—	—	(1,886)
Other	18,877	12,841	46,450	30,755
Total non-interest income	$81,643	$68,583	$226,027	$167,096
Non-interest income increased $13.1 million during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to increases in service charges on deposit accounts, investment banking and advisory fees, trading income and other non-interest income.
Non-interest income was $226.0 million for the nine months ended September 30, 2026, a $58.9 million increase as compared to the same period in 2025, primarily due to increases in investment banking and advisory fees, trading income and other non-interest income.
Non-interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Salaries and benefits	$121,625	$119,856	$384,311	$371,651
Occupancy expense	13,230	11,828	37,994	34,816
Marketing	4,266	3,412	14,024	12,045
Legal and professional	12,000	12,474	38,680	38,532
Communications and technology	32,029	24,594	87,695	72,550
Federal Deposit Insurance Corporation insurance assessment	5,234	5,198	14,697	15,635
Other	15,540	13,213	45,584	38,642
Total non-interest expense	$203,924	$190,575	$622,985	$583,871
Non-interest expense increased $13.3 million during the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to increases in salaries and benefits, occupancy and communications and technology expense, primarily as a result of restructuring expenses recognized in the third quarter of 2026, as well as an increase in other non-interest expense.
Non-interest expense was $623.0 million for the nine months ended September 30, 2026, an increase of $39.1 million as compared to the same period in 2025, primarily as a result of increases in salaries and benefits, communications and technology and other non-interest expense.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes the Company’s loans held for investment by portfolio segment. See Note 1 - Operations and Summary of Significant Accounting Policies in the 2025 Form 10-K for details of these portfolio segments.

(in thousands)	September 30, 2026	December 31, 2025
Commercial	$13,428,328	$12,163,545
Mortgage finance	5,441,689	6,064,019
Commercial real estate	4,786,513	5,378,712
Consumer	426,460	433,926
Total loans held for investment	$24,082,990	$24,040,202
Total loans held for investment were $24.1 billion at September 30, 2026, an increase of $42.8 million from December 31, 2025, as an increase in commercial loans was partially offset by decreases in mortgage finance, commercial real estate and consumer loans. Mortgage finance loans include legal ownership interests in mortgage loans that the Company purchases from unaffiliated mortgage originators, either directly or through a special purpose entity structure, that are typically sold within 10 to 20 days and represent 23% and 25% of loans held for investment at September 30, 2026 and December 31, 2025, respectively. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.
The Company originates a substantial majority of all loans held for investment. The Company also participates in shared national credits, both as a participant and as an agent. As of September 30, 2026, the Company had $7.1 billion in shared national credits, $1.4 billion of which the Company administered as agent. All syndicated loans, whether the Company acts as agent or participant, are underwritten to substantially the same standards as all other loans the Company originates. As of September 30, 2026, approximately $26.3 million of the Company’s shared national credits were on non-accrual.
Portfolio Concentrations
Although more than 50% of the Company’s total loan exposure is outside of Texas and more than 50% of deposits are sourced outside of Texas, Texas concentration remains significant. As of September 30, 2026, a majority of the loans held for investment, excluding mortgage finance and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within Texas. The risks created by this concentration have been considered by management in determining the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, and repossessed assets. The table below summarizes non-accrual loans by portfolio segment and by type of property securing the credit.

($ in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans held for investment
Commercial:
Business assets	$82,420	$92,725
Accounts receivable and inventory	306	1,177
Unsecured	119	2,244
Total commercial	82,845	96,146
Commercial real estate:
Industrial buildings	18,202	19,200
Commercial building	2,721	1,534
Apartment building	18,500	—
Total commercial real estate	39,423	20,734
Total non-accrual loans held for investment	122,337	116,880
Non-accrual loans held for sale(1)	—	4,361
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$122,337	$121,241

Non-accrual loans held for investment to total loans held for investment	0.51%	0.49%
Total non-performing assets to total assets	0.38%	0.38%
Allowance for credit losses on loans to non-accrual loans held for investment	2.2x	2.3x

Loans held for investment past due 90 days and accruing	$53,207	$19,353
Loans held for investment past due 90 days to total loans held for investment	0.22%	0.08%
Loans held for sale past due 90 days and accruing	$—	$—
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
The Company recorded a provision for credit losses of $51.0 million for the nine months ended September 30, 2026, compared to a provision of $44.0 million for the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026 reflects an increase in criticized loans and $48.0 million in net charge-offs recorded during the nine months ended September 30, 2026. Criticized loans totaled $782.4 million at September 30, 2026, compared to $634.9 million at December 31, 2025.
The table below presents key metrics related to the Company’s credit loss experience:

	September 30, 2026	September 30, 2025
Allowance for credit losses on loans to total loans held for investment	1.12%	1.13%
Allowance for credit losses on loans to average total loans held for investment(1)	1.10%	1.20%
Total allowance for credit losses to total loans held for investment	1.39%	1.37%
Total provision for credit losses to average total loans held for investment(1)(2)	0.28%	0.26%
(1)    Ratios are calculated using average balance for the nine months ended September 30, 2026 and 2025, respectively.
(2)    Ratios are annualized utilizing provision for credit losses for the nine months ended September 30, 2026 and 2025, respectively.

The table below details net charge-offs/(recoveries) as a percentage of average total loans by portfolio segment:

	Nine Months Ended September 30,
	2026		2025
($ in thousands)	Net Charge-offs	Net Charge-offs to Average Loans(1)	Net Charge-offs	Net Charge-offs to Average Loans(1)
Commercial	$41,072	0.43%	$35,992	0.41%
Mortgage finance	—	—%	—	—%
Commercial real estate	6,914	0.18%	518	0.01%
Consumer	(7)	—%	(8)	—%
Total	$47,979	0.26%	$36,502	0.21%
(1)    Ratios are annualized utilizing net charge-offs for the nine months ended September 30, 2026 and 2025, respectively.
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
The following table summarizes the Company’s interest bearing cash and cash equivalents:

($ in thousands)	September 30, 2026	December 31, 2025
Interest bearing cash and cash equivalents	$2,479,073	$1,897,803
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	10.3%	7.9%
Total earning assets	8.0%	6.2%
Total deposits	8.9%	7.2%
The Company aims to obtain as much of its funding as possible from customer deposits, which are generated through digital acquisition or as a result of development of long-term customer relationships, with a significant focus on treasury management products. In addition, the Company also has access to deposits through brokered channels. The following table summarizes period-end total deposits:

	September 30, 2026		December 31, 2025
($ in thousands)	Balance	% of Total	Balance	% of Total
Customer deposits	$25,992,734	93.8%	$25,719,595	97.2%
Brokered deposits	1,722,921	6.2%	729,172	2.8%
Total deposits	$27,715,655	100.0%	$26,448,767	100.0%
Estimated uninsured deposits, including accrued interest, were 42% of assessable deposits, including accrued interest, at both September 30, 2026 and December 31, 2025. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

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

(in thousands)	September 30, 2026	December 31, 2025
Federal funds purchased	$—	$30,000
FHLB borrowings	—	300,000
Total short-term borrowings	$—	$330,000
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding:

(in thousands)	September 30, 2026	December 31, 2025
FHLB borrowing capacity relating to loans and pledged securities	$2,695,451	$2,570,596
FHLB borrowing capacity relating to unencumbered securities	4,660,300	4,594,553
Total FHLB borrowing capacity(1)	$7,355,751	$7,165,149
Unused federal funds lines available from commercial banks	$1,557,000	$1,520,000
Unused Federal Reserve borrowings capacity	$11,472,274	$9,174,238
Unused revolving line of credit(2)	$75,000	$75,000
(1)FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and certain pledged securities.
(2)Unsecured revolving, non-amortizing line of credit with maturity date of February 8, 2027. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2026 or 2025.
The Company has long-term debt outstanding of $487.3 million as of September 30, 2026, comprised of trust preferred securities and senior notes with maturity dates ranging from February 2032 to December 2036. See Note 5 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional information. The Company may consider raising additional capital, if needed, in public or private offerings of debt or equity securities to supplement deposits and meet its long-term funding needs.
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
Capital Resources
The Company’s equity capital averaged $3.7 billion for the nine months ended September 30, 2026 compared to $3.5 billion for the same period in 2025. The Company declared and paid common stock dividends of $17.3 million, representing $0.40 per common share, during the nine months ended September 30, 2026. No common stock dividends were paid in 2025. On October 21, 2026, the Company’s board of directors declared a cash dividend of $0.20 per common share payable on December 15, 2026, to holders of record at the close of business on December 1, 2026.
During the nine months ended September 30, 2026, the Company repurchased, under the authorized share repurchase programs, 2,061,431 shares of its common stock for an aggregate purchase price, including excise tax expense, of $201.7 million, at a weighted average price of $97.00 per share.
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
Management considers a range of macroeconomic scenarios in connection with the allowance estimation process. Within the various economic scenarios considered as of September 30, 2026, the quantitative estimate of the allowance for credit loss would increase by approximately $94.6 million under sole consideration of the most severe downside scenario. The quoted sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data, but is absent of qualitative overlays and other qualitative adjustments that are part of the quarterly reserving process and does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile and size of the portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the potential economic loss on trading and non-trading portfolios and financial instruments due to adverse price movements in markets including interest rates, foreign exchange rates, credit spreads, commodity prices and equity and related implied volatility levels. The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and interest rate derivative instruments that are used for managing interest rate risk. In addition, the Company has exposure to market risk through its trading desks that engage in securities, derivatives and foreign exchange transactions to support the capital raising, investing and hedging activities of customers. The Company may manage or reduce market risk through the use of hedging, short sale or other similar transactions intended to reduce market risk to be within tolerance levels designated by the Company’s market risk management strategy. The Company uses Value-at-Risk (“VaR”) as a means to measure, monitor, and limit aggregate market risk on the trading portfolio. VaR is a statistical risk measure estimating potential loss at the 95th percentile based on a one-year history of market risk factors associated with the trading portfolio. VaR provides a consistent cross-asset measure for risk profiles and allows for diversification benefit based on historical correlations across market moves. As of September 30, 2026, the Company’s exposure through its trading desk does not pose a significant market risk to the Company. All statistical models involve a degree of uncertainty and VaR is calculated at a statistical confidence interval of the 95th percentile based on one-year daily historic market moves. Larger economic losses are possible, particularly during stressed macroeconomic and market conditions.
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by the Company’s board of directors. Oversight of the Company’s compliance with the guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Executive Risk Committee and the board of directors, if necessary, on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity as of September 30, 2026 is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2026 and is not necessarily indicative of positions on other dates. The table does not take into account the effect of the Company’s derivatives designated as hedges. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. Certain variable rate loans have embedded floors which limit the decline in yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

(in thousands)	0-3 months	4-12 months	1-3 years	3+ years	Total
Assets
Interest bearing cash and cash equivalents	$2,479,073	$—	$—	$—	$2,479,073
Debt and equity securities	52,621	17,871	122,844	4,617,407	4,810,743
Variable loans	22,536,083	196,327	89,400	239,296	23,061,106
Fixed loans	15,352	140,434	396,797	497,977	1,050,560
Total loans	22,551,435	336,761	486,197	737,273	24,111,666
Total interest sensitive assets	$25,083,129	$354,632	$609,041	$5,354,680	$31,401,482
Liabilities
Interest bearing customer deposits	$18,595,289	$—	$—	$—	$18,595,289
CDs	925,241	1,146,945	38,319	3,547	2,114,052
Total interest bearing deposits	19,520,530	1,146,945	38,319	3,547	20,709,341
Short-term borrowings	—	—	—	—	—
Long-term debt	113,406	—	—	373,864	487,270
Total interest sensitive liabilities	$19,633,936	$1,146,945	$38,319	$377,411	$21,196,611
GAP	$5,449,193	$(792,313)	$570,722	$4,977,269	$—
Cumulative GAP	$5,449,193	$4,656,880	$5,227,602	$10,204,871	$10,204,871
Non-interest bearing deposits					7,006,314
Stockholders’ equity					3,487,590
Total					$10,493,904

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
For modeling purposes, the “shock test” scenarios as of September 30, 2026 and September 30, 2025 assume immediate parallel, sustained 100 and 200 basis point increases in interest rates as well as 100 and 200 basis point decreases in interest rates. The Company will continue to evaluate these scenarios as interest rates change.
The Company’s interest rate risk exposure model incorporates assumptions regarding the level of interest rates, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and savings accounts) and loan and security prepayment behaviors for a given level of market rate change. In the current environment of changing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities and residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of these changes is factored into the simulation model results and indicated interest rate sensitivity as follows:

	Annualized Hypothetical Change in Net Interest Income
	September 30, 2026	September 30, 2025
+ 200 basis points	3.4%	7.7%
+ 100 basis points	1.7%	4.0%
- 100 basis points	(4.3)%	(6.4)%
- 200 basis points	(8.8)%	(12.5)%
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
ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the 2025 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchased shares of its common stock in the open market during the nine months ended September 30, 2026 as follows:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May Yet
	Total Number of	Average Price Paid	of Publicly Announced	Be Purchased Under the
	Shares Purchased	per Share(1)	Plans or Programs(2)	Plans or Programs(1)(2)
Total first quarter 2026	770,423	$96.82	770,423	$125,410,091
Total second quarter 2026	239,348	$97.63	239,348	$102,043,593
July 2026	181,932	$98.81	181,932	$84,066,286
August 2026	355,265	98.58	355,265	49,043,693
September 2026	514,463	95.24	514,463	43,976
Total third quarter 2026	1,051,660	$96.99	1,051,660	$43,976
Total 2026	2,061,431	$97.00	2,061,431	$43,976
(1)    The approximate dollar value of shares that may yet be purchased under the plans or programs and average price paid per share do not include the effect of excise tax expense incurred on net stock repurchases.
(2)    Effective December 12, 2025, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. Any repurchases under the repurchase program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The share repurchase program will expire on December 31, 2026, but may be suspended or discontinued at any time.
Effective October 20, 2026, the Company’s board of directors authorized a new share repurchase program under which the Company may repurchase up to $200.0 million in shares of its outstanding common stock, excluding the effect of excise tax expense incurred on the net stock repurchases. The share repurchase program will expire on October 31, 2027, but may be suspended or discontinued at any time. The remaining repurchase authorization under the December 12, 2025 share repurchase program was terminated upon authorization of this new program.
ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
In connection with David Oman’s previously announced separation of service from his role as the Company’s Chief Risk Officer, the Company has entered into a separation and release agreement with Mr. Oman, pursuant to which the Company will provide Mr. Oman with certain severance payments in exchange for, among other things, a general release of claims by Mr. Oman in favor of the Company and customary restrictive covenants, including confidentiality, employee and customer non-solicitation, and mutual non-disparagement provisions. The severance payments include a lump sum payment equal to one year base salary, a lump sum payment equal to equal to twelve (12) months of the premium cost of continuation coverage under COBRA for Mr. Oman and his eligible dependents and six months of outplacement services. These payments and benefits are generally consistent with, and do not exceed, the benefits available under the Company’s Executive Severance Plan in which Mr. Oman participated.

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
Date: October 22, 2026

/s/ J. Matthew Scurlock
J. Matthew Scurlock
Chief Financial Officer
(Duly authorized officer and principal financial officer)